Form 10-Q
period 2015-06-30
ADURO BIOTECH, INC.
filed 2015-08-11
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-37345

ADURO BIOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3348934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

626 Bancroft Way, 3C

Berkeley, California  94710

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (510) 848-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2015, the registrant had 62,275,894 shares of common stock, $0.0001 par value per share, outstanding.

Aduro Biotech, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

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

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$465,867	$119,456
Accounts receivable	1,214	3,153
Prepaid expenses and other current assets	2,515	2,612
Total current assets	469,596	125,221
Property and equipment, net	2,122	1,053
Other assets	833	188
Total assets	$472,551	$126,462
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,961	$5,030
Accrued clinical trial and manufacturing expenses	4,181	3,350
Accrued expenses and other liabilities	5,967	2,408
Deferred revenue	17,754	33,427
Total current liabilities	31,863	44,215
Deferred consideration from Novartis collaboration (Note 5)	200,000	-
Deferred revenue	—	2,592
Convertible preferred stock warrant liability	—	100
Common stock warrant liability	—	889
Total liabilities	231,863	47,796
Commitments and contingencies (Note 6)
Convertible preferred stock; $0.0001 par value, 0 and 69,716,345 shares authorized at June 30, 2015 and December 31, 2014; 0 and 69,608,339 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	139,963
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized at June 30, 2015 and December 31, 2014; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 85,000,000 shares authorized at June 30, 2015 and December 31, 2014; 62,262,615 and 361,997 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	6	—
Additional paid-in capital	345,201	346
Accumulated deficit	(104,519)	(61,643)
Total stockholders’ equity (deficit)	240,688	(61,297)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$472,551	$126,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Collaboration and license revenue	$9,623	$883	$18,861	$883
Grant revenue	260	102	596	127
Total revenue	9,883	985	19,457	1,010
Operating expenses:
Research and development	13,533	5,403	24,179	10,132
General and administrative	5,882	2,134	12,092	3,518
Total operating expenses	19,415	7,537	36,271	13,650
Loss from operations	(9,532)	(6,552)	(16,814)	(12,640)
(Loss) Gain from remeasurement of fair value of warrants	(16,735)	25	(26,077)	(125)
Gain on extinguishment of convertible promissory notes	—	3,553	—	3,553
Interest expense	—	(996)	—	(2,350)
Other income, net	7	344	15	152
Net loss	$(26,260)	$(3,626)	$(42,876)	$(11,410)
Net loss per common share, basic and diluted	$(0.50)	$(12.27)	$(1.61)	$(38.61)
Weighted average common shares outstanding, basic and diluted	52,653,344	295,498	26,678,848	295,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2015	69,608,339	$139,963	361,997	$—	$346	$(61,643)	$(61,297)
Issuance of Series E convertible preferred stock for cash, net of issuance costs (Note 7)	2,361,029	24,992	—	—	—	—	—
Issuance of convertible preferred stock upon exercise of preferred stock warrants	6,668	9	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(71,976,036)	(164,964)	51,822,659	5	164,959	—	164,964
Issuance of common stock in initial public offering, net of offering costs	—	—	8,050,000	1	124,192	—	124,193
Issuance of common stock in private placement (Note 7)	—	—	1,470,588		25,000	—	25,000
Reclassification of convertible preferred stock and common stock warrant liability to additional paid-in capital	—	—	—	—	27,066	—	27,066
Issuance of common stock upon exercise of stock options and grant of restricted stock	—	—	298,687	—	299	—	299
Issuance of common stock upon exercise of warrants	—	—	258,684	—	116	—	116
Stock-based compensation expense	—	—	—	—	3,223	—	3,223
Net loss	—	—	—	—	—	(42,876)	(42,876)
Balance at June 30, 2015	-	$-	62,262,615	$6	$345,201	$(104,519)	$240,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(42,876)	$(11,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	219	94
Stock-based compensation	3,345	204
Loss from remeasurement of fair value of warrants	26,077	125
Gain from changes in the fair value of preferred stock derivative liability	—	(147)
Gain on extinguishment of convertible promissory notes	—	(3,553)
Non-cash interest expense related to convertible promissory notes payable	—	2,350
Changes in operating assets and liabilities:
Accounts receivable	2,092	244
Prepaid expenses and other assets	(1,962)	(12)
Accounts payable	893	2,633
Deferred consideration from Novartis collaboration	200,000	-
Deferred revenue	(18,264)	12,116
Accrued clinical trial and manufacturing expenses	831	677
Accrued expenses and other liabilities	3,370	640
Net cash provided by operating activities	173,725	3,961
Cash Flows from Investing Activities
Purchase of property and equipment	(1,165)	(267)
Net cash used in investing activities	(1,165)	(267)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	151,027	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	22,522	26,905
Proceeds from issuance of convertible promissory note payable to related parties	—	308
Proceeds from exercise of stock options and warrants	302	—
Net cash provided by financing activities	173,851	27,213
Net increase in cash and cash equivalents	346,411	30,907
Cash and cash equivalents at beginning of period	119,456	8,532
Cash and cash equivalents at end of period	$465,867	$39,439
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of convertible preferred stock to common stock	$164,964	$—
Reclassification of warrant liabilities to additional paid-in capital	$27,066	$—
Accrued offering costs	$742	$—
Purchase of property and equipment in accounts payable	$123	$107
Issuance of Series C convertible preferred stock to a related party and other investors in connection with conversion of convertible promissory notes and accrued interest	$-	$13,452
Issuance of Series B convertible preferred stock to a related party in connection with conversion of convertible promissory notes	$-	$2,088
Reclassification of liability classified warrants to additional paid-in capital	$-	$784

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

2. Basis of Presentation, Use of Estimates, and Recent Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2014 included in our Registration Statement on Form S-1 filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, convertible preferred stock and related warrants, common stock and related warrants, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Initial Public Offering

On April 20, 2015, the Company closed its initial public offering, or IPO and sold 8,050,000 shares of its common stock (inclusive of 1,050,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $17.00 per share. The Company received aggregate net proceeds of $124.2 million, net of underwriting discounts and offering expenses. The Company also sold to Novartis Institutes for BioMedical Research, Inc., or NIBR, in a concurrent private placement 1,470,588 shares of common stock at a price of $17.00 per share for proceeds of $25.0 million (See Note 7). Upon the closing of the IPO, all then-outstanding shares of convertible preferred stock converted by their terms into 51,822,659 shares of common stock. Additionally, the Company amended and restated its certificate of incorporation effective April 14, 2015 to, among other things, change the authorized number of shares of common stock to 300,000,000 shares and the authorized number of shares of preferred stock to 10,000,000 shares.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Offering Costs

Offering costs represent underwriting, legal, accounting and other direct costs related to the Company’s IPO.  These costs were deferred until completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB voted to defer the effective date of the ASU by one year to December 15, 2017 for fiscal years, and interim periods within those periods, beginning after that date. Entities are permitted to adopt in accordance with the original effective date of December 15, 2016 if they choose. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable are approximated at their fair values due to their short maturities. Assets and liabilities recorded at fair value on a recurring basis in the balance sheets, as well as assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value, and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s financial instruments consist of Level 1 assets and Level 3 liabilities. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents.

In certain cases where there is limited activity or less transparency around the inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of common and preferred stock warrant liabilities. The determination of the fair value of the warrants is discussed in Note 8. Increases or decreases in the fair value of the underlying convertible preferred stock or common stock warrants are accounted for as (loss) gain from remeasurement of fair value of warrants in the accompanying condensed consolidated statements of operations.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$463,515	$—	$—	$463,515

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$110,001	$—	$—	$110,001
Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$100	$100
Common stock warrant liability	—	—	889	889
Total	$—	$—	$989	$989

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Convertible Preferred Stock Warrant Liability	Common Stock Warrant Liability
Balance at December 31, 2014	$100	$889
Net increase in fair value upon remeasurement	1,108	24,969
Reclassification to additional paid-in capital	(1,208)	(25,858)
Balance at June 30, 2015	$-	$-

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Lab equipment	$2,051	$1,165
Computer and office equipment	601	520
Furniture and fixtures	170	87
Leasehold improvements	542	304
Total property and equipment	3,364	2,076
Less: accumulated depreciation and amortization	(1,242)	(1,023)
Property and equipment, net	$2,122	$1,053

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Depreciation and amortization expense was $126,000 and $51,000 for the three months ended June 30, 2015 and 2014, respectively and was $219,000 and $94,000, for the six months ended June 30, 2015 and 2014, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Licensing fees	$3,349	$160
Compensation and related benefits	1,402	1,276
Professional and consulting services	1,021	961
Other	195	11
Total accrued expenses and other liabilities	$5,967	$2,408

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

Under the Novartis Agreement, the Company received an upfront payment of $200 million in April 2015. The Company is also eligible to receive up to an additional $250 million in development milestones and up to an additional $250 million in regulatory approval milestones.

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

The Company recognizes revenue from collaboration, license or research arrangements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. As of June 30, 2015, the Company and Novartis had not yet completed activities to provide persuasive evidence of an arrangement, primarily the Joint Steering Committee’s approval of the research and development plan. As a result, the Company did not recognize any revenue pursuant to the Novartis collaboration for the quarter ended June 30, 2015. The Company recorded the $200 million upfront payment as deferred consideration from Novartis collaboration in the condensed consolidated balance sheet.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Janssen ADU-741 and GVAX Prostate Agreements

In May 2014, the Company entered into a Research and License Agreement, or Janssen ADU-741 Agreement, and a GVAX Prostate License Agreement, or Janssen GVAX Prostate Agreement, with Janssen Biotech, Inc., or Janssen, a wholly-owned subsidiary of Johnson & Johnson Development Corporation, to collaborate on the development of a drug for the treatment of prostate cancer. Under the terms of the Janssen ADU-741 Agreement, the Company granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-741 for any and all uses. The Company is responsible for certain research and development activities from the effective date of the agreement until approval of an investigational new drug application, or IND. Since the inception of the Janssen ADU-741 Agreement, the Company received an upfront payment of $12.0 million and non-substantive and substantive milestone payments of $6.5 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, the Company may receive future nonrefundable milestone payments up to a total of $1.0 million after completion of various stages of the research and development activities, and the Company is eligible to receive future contingent payments up to a total of $345.5 million comprised of development milestones through completion of all Phase 3 clinical trials, as well as launch, commercialization and sales milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

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

For the three months and six months ended June 30, 2015, the Company recognized revenue from its Janssen ADU-741 Agreement and Janssen ADU-214 Agreement totaling $9.1 million and $18.2 million, respectively, related to amortization of the upfront fees and development-related non-substantive milestones. The remaining balance of the payments received of $17.8 million is included in deferred revenue at June 30, 2015.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Commitments and Contingencies

Leases

The Company leases its office and research and development facility in Berkeley, California, under a non-cancelable operating lease. In February 2015, the Company amended its office lease agreement to increase the total square footage to approximately 25,000 square feet and extended the term of the lease to expire on December 31, 2018. The lease also contains an option to extend the lease for an additional two years. Rent expense was $0.2 million and $0.1 million during the three months ended June 30, 2015 and 2014, respectively and was $0.3 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors, officers and key employees that may require the Company to indemnify such individuals against liabilities that may arise by reason of their status or service as directors, officers or key employees to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.

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

7. Convertible Preferred Stock

Novartis Stock Purchase

Concurrent with the March 2015 entry into the Novartis Agreement (See Note 5), the Company and NIBR, entered into a stock purchase agreement to purchase 2,361,029 shares of the Company’s Series E Convertible Preferred Stock (or 1,699,940 shares of common stock on an as-converted basis) for $25.0 million. Upon the closing of the IPO, these preferred shares converted into common stock. Under the stock purchase agreement, NIBR purchased an additional $25.0 million of the Company’s common stock concurrent with the completion of the Company’s April 2015 IPO at the initial price per share offered to the public.

8. Warrant Liabilities

In April 2011, the Company issued warrants to purchase 24,235 shares of Series A-1 convertible preferred stock, or Series A-1 warrants, and 83,771 warrants to purchase shares of Series B convertible preferred stock, or Series B warrants.  The Series A-1 warrants and Series B warrants were immediately exercisable and expire, if not exercised, in April 2021 and April 2016, respectively.  As the shares into which the warrants were exercisable were contingently redeemable, the Company recognized a liability for the fair value of the warrants on the condensed consolidated balance sheet.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

At the date of the IPO, the Series A-1 warrants and Series B warrants became exercisable for common stock and were no longer contingently redeemable. At the IPO, the ending fair value of these warrants of $1.2 million was reclassified to additional paid-in capital, and the change in fair value of $1.1 million was recognized as loss from remeasurement of fair value of warrants in the condensed consolidated statements of operations.

In April, June, and October 2011, the Company issued warrants to purchase 615,658 shares of common stock.  The common stock warrants were exercisable beginning in April 2015 and would have terminated in whole or part, if the Company had obtained certain levels of government grant funds by April 15, 2015.  The warrants expire, if not exercised, in April 2021.  As the warrants were subject to performance conditions which may result in the issuance of a variable number of shares, the Company recognized a liability for the fair value of the common stock warrants on the condensed consolidated balance sheet.

At April 15, 2015, the Company did not obtain the specified levels of government grant funds and the performance conditions expired and the number of common shares issuable was fixed. On April 15, 2015, the ending fair value of the common stock warrants of $25.9 million was reclassified to additional paid-in capital, and the change in fair value of $25.0 million was recognized as loss from remeasurement of fair value of warrants in the condensed consolidated statements of operations.

The key assumptions used in the Black-Scholes option-pricing model for the valuation of the convertible preferred stock warrants were as follows:

Six Months Ended June 30,
	2015	2014
Expected term (in years)	1.00 - 6.04	1.79 - 7.04
Fair value of underlying shares	$10.80 - $12.24	$0.67 - $1.56
Volatility	79.2% -111.1%	63.1% - 80.8%
Risk-free interest rate	0.23% - 1.54%	0.38% - 2.30%
Dividend yield	—%	—%

The key assumptions used in the Black-Scholes option-pricing model for the valuation of the common stock warrants were as follows:

Six Months Ended June 30,
	2015	2014
Expected term (in years)	6.00 - 6.58	6.79 - 7.58
Fair value of underlying shares	$15.00 - $42.00	$1.03 - $1.07
Volatility	82.0% - 82.6%	76.3% - 80.4%
Risk-free interest rate	1.51% - 1.63%	2.13% - 2.41%
Dividend yield	—%	—%

9. Stock-Based Compensation Plans

2015 Stock Option Plan

In March 2015, the Company’s board of directors adopted and in April 2015 the Company’s stockholders approved the 2015 Equity Incentive Plan, or the 2015 Plan, which became effective upon the IPO and provides for the granting of incentive stock options, nonstatutory stock options, and other forms of stock awards to its employees, directors and consultants.

The 2015 Plan is administered by the Board of Directors or a committee appointed by the Board of Directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). Shares of common stock reserved for issuance under the 2015 Plan is 6,134,292 shares with automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the Board of Directors.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2009 Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of its plan.  Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares.  At June 30, 2015, 8,777,668 options under the 2009 Plan remained outstanding.

Stock option activity under the Company’s 2015 plan and 2009 plan was as follows:

		Options Outstanding
	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Balance – December 31, 2014	3,154,755	5,970,382	$0.80
Authorized	6,494,292	—
Granted	(3,998,747)	3,998,747	$6.00
Exercised	—	(291,487)	$0.61
Canceled	96,474	(96,474)	$1.74
Balance – June 30, 2015	5,746,774	9,581,168	$2.97	$263,162
Options exercisable – June 30, 2015		4,115,134	$1.01	$120,716
Options vested and expected to vest – June 30, 2015		9,101,589	$2.92	$250,400

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

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$606	$37	$751	$81
General and administrative	2,159	58	2,594	123
Total stock-based compensation expense	$2,765	$95	$3,345	$204

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option- pricing model. The fair value of stock-based awards granted to employees during the six months ended June 30, 2015 was estimated at the date of grant using the following assumptions:

	2015 Plan	2015 ESPP
Expected term (in years)	5.3 - 6.2	0.5
Volatility	70.2% - 85.2%	71.7%
Risk-free interest rate	0.80% - 2.05%	0.1%
Dividend yield	—%	—%

No options were granted to employees during the six months ended June 30, 2014.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2015 and 2014. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.

The Company accounts for uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes.  As of June 30, 2015 and 2014, the total amount of unrecognized tax benefits was $0.7 million and $0.4 million, respectively. As of June 30, 2015 and 2014, no amount of the unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2015 and 2014, the Company accrued no interest and penalties in the statement of financial position. Total interest and penalties included in the statements of operations for the three and six months ended June 30, 2015 and 2014 are each zero. The Company does not expect the amount of existing unrecognized tax benefits to change significantly within the next 12 months.

The Company is subject to taxation for U.S. federal and the state of California purposes only. The Company’s federal and California tax returns are open by statute for tax years 2011 and 2010 forward, respectively, and could be subject to examination by the tax authorities.

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

	June 30,
	2015	2014
Convertible preferred stock	—	42,125,585
Options to purchase common stock	9,581,168	4,029,019
Convertible preferred stock warrants	—	108,006
Common stock warrants	968,541	1,154,270
Convertible notes	—	1,121,860
Total	10,549,709	48,538,740

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses and benefits. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facility. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

(Loss) Gain from Remeasurement of Fair Value of Warrants

(Loss) Gain from remeasurement of fair value of warrants consists of gains and losses from the remeasurement of the fair value of our liabilities related to our convertible preferred stock warrants and common stock warrants.

Interest Expense

Interest expense consists of amortization of debt discount associated with convertible promissory note warrants, issuance of the equity component of a convertible promissory note and beneficial conversion features associated with certain convertible promissory notes, as well as stated interest costs associated with our borrowings.

Other Income, Net

Other income, net, consists of gains and losses from the change in the fair value of the convertible promissory note warrants, and interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change
	2015	2014	$
	(in thousands)
Revenue:
Collaboration and license revenue	$9,623	$883	$8,740
Grant revenue	260	102	158
Total revenue	9,883	985	8,898
Operating expenses:
Research and development	13,533	5,403	8,130
General and administrative	5,882	2,134	3,748
Total operating expenses	19,415	7,537	11,878
Loss from operations	(9,532)	(6,552)	(2,980)
(Loss) Gain from remeasurement of fair value of warrants	(16,735)	25	(16,760)
Gain on extinguishment of convertible promissory notes	—	3,553	(3,553)
Interest expense	—	(996)	996
Other income, net	7	344	(337)
Net loss	$(26,260)	$(3,626)	$(22,634)

Revenue

Collaboration and license revenue was $9.6 million for the three months ended June 30, 2015, an increase of $8.7 million compared to the three months ended June 30, 2014, primarily due to recognition of a portion of the upfront fees and non-substantive development-related milestones achieved under the May 2014 and October 2014 Janssen agreements.

Grant revenue was $0.3 million for the three months ended June 30, 2015, an increase of $0.2 million compared to the three months ended June 30, 2014, primarily due to an increase in grant-related research and development.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
	2015	2014	$
	(in thousands)
Licensing fees	$3,429	$430	$2,999
Clinical development	3,003	1,356	1,647
Contract manufacturing	2,834	1,573	1,261
Compensation and related personnel costs	2,013	1,196	817
Other research and development costs	1,525	750	775
Facility costs	123	61	62
Stock-based compensation	606	37	569
Total research and development	$13,533	$5,403	$8,130

Research and development expenses were $13.5 million for the three months ended June 30, 2015, an increase of $8.1 million, compared to the three months ended June 30, 2014. The increase was primarily attributed to $3.0 million increase in licensing fees; a $1.6 million increase in clinical development expenses mainly associated with ongoing trials for our lead indication in pancreatic cancer; a $1.3 million increase in contract manufacturing costs of our clinical product candidates; $0.8 million of incremental compensation and related personnel expenses associated with additional research and development headcount; a $0.8 million increase in other research and development costs primarily for our CDN program; and a $0.6 million increase in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
	2015	2014	$
	(in thousands)
Compensation and related personnel costs	$1,425	$675	$750
Outside professional services	1,341	1,154	187
Other general and administrative	638	103	535
Facility costs	319	144	175
Stock-based compensation	2,159	58	2,101
Total general and administrative	$5,882	$2,134	$3,748

General and administrative expenses were $5.9 million for the three months ended June 30, 2015, an increase of $3.7 million, compared to the three months ended June 30, 2014. The increase was primarily due to $2.1 million increase in stock-based compensation due to stock options granted and higher value of the underlying shares used in the valuation due to the IPO; a $0.8 million increase in compensation and related personnel expenses primarily related to additional general and administrative headcount; and a $0.5 million increase in other general and administrative costs.

(Loss) Gain from Remeasurement of Fair Value of Warrants

Loss from remeasurement of fair value of warrants was $16.7 million for the three months ended June 30, 2015, an increase of $16.8 million, compared to the three months ended June 30, 2014.  The increase in expense was primarily due to the higher stock prices used in the remeasurement of the fair value of liability classified preferred and common stock warrants.

Interest Expense

We did not have any interest expense during the three months ended June 30, 2015. Interest expense for the three months ended June 30, 2014 was comprised of the amortization of debt discount associated with convertible promissory note warrants, debt discount associated with equity component of a convertible promissory note and beneficial conversion features attributable to certain promissory notes, as well as stated interest costs associated with our borrowings.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Change
	2015	2014	$
	(in thousands)
Revenue:
Collaboration and license revenue	$18,861	$883	$17,978
Grant revenue	596	127	469
Total revenue	19,457	1,010	18,447
Operating expenses:
Research and development	24,179	10,132	14,047
General and administrative	12,092	3,518	8,574
Total operating expenses	36,271	13,650	22,621
Loss from operations	(16,814)	(12,640)	(4,174)
Loss from remeasurement of fair value of warrants	(26,077)	(125)	(25,952)
Gain on extinguishment of convertible promissory notes	—	3,553	(3,553)
Interest expense	—	(2,350)	2,350
Other income, net	15	152	(137)
Net loss	$(42,876)	$(11,410)	$(31,466)

Revenue

Collaboration and license revenue was $18.9 million for the six months ended June 30, 2015, an increase of $18.0 million compared to the six months ended June 30, 2014, primarily due to recognition of a portion of the upfront fees and non-substantive development-related milestones achieved under the May 2014 and October 2014 Janssen agreements.

Grant revenue was $0.6 million for the six months ended June 30, 2015, an increase of $0.5 million compared to the six months ended June 30, 2014, primarily due to an increase in grant-related research and development.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change
	2015	2014	$
	(in thousands)
Compensation and related personnel costs	$5,764	$2,258	$3,506
Clinical development	5,988	2,940	3,048
Licensing fees	3,595	687	2,908
Other research and development costs	3,436	1,348	2,088
Contract manufacturing	4,430	2,699	1,731
Facility costs	215	119	96
Stock-based compensation	751	81	670
Total research and development	$24,179	$10,132	$14,047

Research and development expenses were $24.2 million for the six months ended June 30, 2015, an increase of $14.0 million, compared to the six months ended June 30, 2014. The increase was primarily attributed to $3.5 million of incremental compensation and related personnel expenses associated with additional research and development headcount; a $3.0 million increase in clinical development expenses mainly associated with ongoing trials for our lead indication in pancreatic cancer; a $2.9 million increase in licensing fees; a $2.1 million increase in other research and development costs primarily for our CDN program; a $1.7 million increase in contract manufacturing costs of our clinical product candidates; and a $0.7 million increase in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change
	2015	2014	$
	(in thousands)
Compensation and related personnel costs	$4,053	$1,319	$2,734
Outside professional services	4,018	1,599	2,419
Other general and administrative	881	206	675
Facility costs	546	271	275
Stock-based compensation	2,594	123	2,471
Total general and administrative	$12,092	$3,518	$8,574

General and administrative expenses were $12.1 million for the six months ended June 30, 2015, an increase of $8.6 million, compared to the six months ended June 30, 2014. The increase was primarily due to $2.7 million increase in compensation and related personnel expenses primarily related to additional general and administrative headcount; a $2.5 million increase in stock-based compensation due to stock options granted and higher value of the underlying shares used in the valuation due to the IPO; $2.4 million of incremental legal, consulting and other professional services fees related to our collaboration agreement, general corporate matters and accounting support; and a $0.7 million increase in other general and administrative costs.

Loss from Remeasurement of Fair Value of Warrants

Loss from remeasurement of fair value of warrants was $26.1 million for the six months ended June 30, 2015, an increase of $26.0 million, compared to the six months ended June 30, 2014.  The increase in expense was primarily due to the higher stock prices used in the remeasurement of the fair value of liability classified preferred and common stock warrants.

Gain on Extinguishment of Convertible Promissory Notes

During 2013 and 2014, we issued convertible promissory notes to related parties, which were subsequently converted in May 2014 to Series C convertible preferred stock. The conversion of convertible promissory notes was determined to be an extinguishment of debt and a portion of the reacquisition price was allocated to the reacquisition of the embedded beneficial conversion feature. We recorded a gain on extinguishment of $3.6 million during the six months ended June 30, 2014, as the amount allocated to reacquire the notes was less than the carrying value of the notes.

Interest Expense

We did not have any interest expense during the six months ended June 30, 2015. Interest expense for the six months ended June 30, 2014 was due to the amortization of debt discount associated with convertible promissory note warrants, debt discount associated with equity component of a convertible promissory note and beneficial conversion features attributable to certain promissory notes, as well as stated interest costs associated with our borrowings.

Liquidity and Capital Resources

To date, our operations have been financed primarily by net proceeds from the initial public offering, sale of convertible preferred stock, proceeds from our collaboration and license agreements and revenue from government grants. At June 30, 2015, we had cash and cash equivalents of $465.9 million. We believe that our available cash and cash equivalent will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

In March 2015, we established a worldwide collaboration with Novartis for the development and commercialization of products containing an agonist of the molecular target known as STING in the field of oncology, including immuno-oncology and cancer vaccines. Under the Novartis Agreement, we received an upfront payment of $200 million in April 2015. We are also eligible to receive up to an additional $250 million in development milestones and up to an additional $250 million in regulatory approval milestones. Concurrent with the entry into the Novartis Agreement, we and Novartis Institutes of BioMedical Research, Inc., or NIBR, entered into a stock purchase agreement to purchase 2,361,029 shares of our Series E Preferred Stock (which converted into 1,699,940 shares of common stock at the completion of the IPO), for $25.0 million.

On April 20, 2015, we closed our initial public offering, or IPO and sold 8,050,000 shares of our common stock (inclusive of 1,050,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $17.00 per share. We received aggregate net proceeds of $124.2 million, net of underwriting discounts and offering expenses. We also sold to NIBR in a concurrent private placement 1,470,588 shares of common stock at a price of $17.00 per share for proceeds of $25.0 million (See Note 7). Upon the closing of the IPO, all then-outstanding shares of convertible preferred stock converted by their terms into 51,822,659 shares of common stock. Additionally, we amended and restated our certificate of incorporation effective April 14, 2015 to, among other things, change the authorized number of shares of common stock to 300,000,000 shares and the authorized number of shares of preferred stock to 10,000,000 shares.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical, manufacturing, and other research and development services, laboratory and related supplies, and legal and other professional services. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates, specifically in connection with our Phase 2b ECLIPSE clinical trial in metastatic pancreatic cancer, manufacturing of our product candidates, and advancement of CRS-207 in combination with standard-of-care chemotherapy into Phase 3 clinical development for mesothelioma.

We plan to continue to fund our operations and capital funding needs through equity and/or debt financing. We may also consider entering into additional collaboration arrangements or selectively partnering for clinical development and commercialization. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could harm our business, results of operations, financial condition and future prospects.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$173,725	$3,961
Investing activities	(1,165)	(267)
Financing activities	173,851	27,213
Net change in cash and cash equivalents	$346,411	$30,907

Operating Activities

Net cash provided by operating activities was $173.7 million for the six months ended June 30, 2015, compared to $4.0 million for the six months ended June 30, 2014. The increase was primarily due to a $200 million upfront payment received from Novartis, partially offset by the increase in net loss of $31.5 million primarily due to increased research and development and general and administrative expenses.

Investing Activities

Net cash used in investing activities was $1.2 million for the six months ended June 30, 2015, compared to $0.3 million for the six months ended June 30, 2014. The increase in net cash used in investing activities was primarily the result of investment in laboratory and office equipment, furniture and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $173.9 million for the six months ended June 30, 2015, compared to $27.2 million for the six months ended June 30, 2014. The increase was primarily related to $124.2 million in net proceeds from the initial public offering, $25.0 million in gross proceeds from the private placement and $25.0 million in net proceeds from sale of Series E convertible preferred stock. Net cash provided by financing activities for the six months ended June 30, 2014 included net proceeds from the sale of Series C convertible preferred stock amounting to $26.9 million.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2015, there were no material changes to our contractual obligations and commitments described under the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2015, compared to those discussed in our prospectus dated April 14, 2015 filed with the SEC on April 15, 2015 pursuant to Rule 424(b) under the Securities Act.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this quarterly report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This quarterly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our prospectus dated April 14, 2015 that forms a part of the Company’s Registration Statement on Form S-1, filed with the SEC, are set forth below and are unchanged substantively as of June 30, 2015, except for those risks designated by an asterisk (*).

Risks Related to Our Business

We have incurred net losses in every year since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2013 and 2014, and for the three and six month periods ended June 30, 2015, we reported a net loss of $16.1 million, $17.0 million, $26.3 million, and $42.9 million, respectively. At June 30, 2015, we had an accumulated deficit of $104.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.*

Our operations have consumed substantial amounts of cash since inception. At June 30, 2015, our cash and cash equivalents were $465.9 million. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We do not have any committed external source of funds or other support for our development efforts other than our license agreements with Janssen, which may be terminated by Janssen upon delivery of notice, and our collaboration and license agreement with Novartis, which may be terminated by Novartis at any time after March 19, 2018 upon 180 days’ notice. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. We expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. Additional financing may not be available to us when we need it or it may not be available on favorable terms.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Many major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions continue to invest time and resources in developing novel approaches to immuno-oncology. Promising results have spurred significant competition from major pharmaceutical and biotechnology companies alike. Our competitors in the field of immuno-oncology and cancer vaccines include AdaptImmune Therapeutics, PLC, Advaxis, Inc., AstraZeneca PLC, Bristol Myers-Squibb Company, Celgene Corporation, GlaxoSmithKline PLC, Idera Pharmaceuticals, Inc., Immune Design Corp., Incyte Corporation, Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., NewLink Genetic Corporation, Novartis AG, Pfizer Inc., Roche Holding AG, Sanofi SA, and Verastem, Inc., among others. Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing, market access, and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

At June 30, 2015, we had 65 full-time employees, including 45 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

At June 30, 2015, we had $465.9 million of cash and cash equivalents. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2015, we cannot assure you that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our executive officers, directors, and 5% stockholders beneficially owned approximately 62.6% of our voting stock at June 30, 2015. In addition, Morningside Venture (VI) Investments Limited, or MVIL, and Ultimate Keen Limited, or UKL, beneficially own approximately 29.9% and 9.0%, respectively, of our outstanding voting stock. UKL acquired shares of our stock from MVIL. MVIL and UKL have voted together in the past with respect to our common stock and plan to continue to act together with respect to our common stock. Together, they beneficially own approximately 38.9% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. At August 6, 2015, we had outstanding a total of 62,275,894 shares of common stock. Of these shares, approximately 53.8 million shares of our common stock are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold upon expiration of the lockup period in October 2015.

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

The holders of 49,653,511 shares of our common stock at August 6, 2015 will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

(1)

In April 2015, upon the closing of our IPO, all 71,976,036 shares of our then-outstanding convertible preferred stock converted into 51,822,659 shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) and Section 4(s) of the Securities Act.

(2)

From April 1, 2015 to June 30, 2015, we issued 258,684 shares of common stock pursuant to the cash exercise of warrants to purchase our common stock at exercise prices ranging from $0.0001 to $1.89 per share.  We received cash proceeds of $116,415 from the exercise of such warrants.  These warrants were issued to fourteen accredited investors.

(3)	In April 2015, we issued 1,470,588 shares of our common stock to one accredited investor at a price per share of $17.00.
(4)

From April 1, 2015 through the date of closing our IPO, we granted stock options to purchase an aggregate of 534,000 shares of common stock at an exercise price of $17.00 per share to a total of 9 employees under our 2015 Equity Incentive Plan. From April 1, 2015 through the date of closing of our IPO, options to purchase an aggregate of 3,220 shares of common stock were exercised.

(5)	In April 2015, we granted a vested restricted stock award of 7,200 shares to one consultant at a price per share of $17.00.

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

The offers, sales and issuances of the securities described in paragraphs (4) and (5) above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 thereunder as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

Use of Proceeds from our Public Offering of Common Stock

On April 14, 2015, our registration statement on Form S-1 (File No. 333-202667) relating to our IPO of common stock became effective. The IPO closed on April 20, 2015 at which time we issued 8,050,000 shares of our common stock at an initial offering price of $17.00 per share. We received net proceeds from the IPO of $124.2 million, after deducting the underwriting discount of $9.6 million and expenses of $3.0 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Merrill, Lynch, Pierce, Fenner & Smith Incorporated and Leerink Partners LLC acted as joint book-running managers and William Blair & Company, L.L.C. and Canaccord Genuity Inc. acted as co-managers for the offering.

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

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Aduro Biotech, Inc. (1)

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc. (2)

4.1	Form of common stock certificate (3)

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014. (4)

10.1+	2015 Equity Incentive Plan. (5)

10.2+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2015 Equity Incentive Plan. (6)

10.3+	2015 Employee Stock Purchase Plan. (7)

10.4	Form of Indemnification Agreement made by and between Aduro Biotech, Inc. and each of its directors and executive officers. (8)

10.32+	Aduro Biotech, Inc. Severance Plan and Summary Plan Description. (9)

10.33+	Aduro Biotech, Inc. Non-Employee Director Compensation Policy. (10)

10.38	Letter Agreement between Aduro Biotech, Inc. and Karagen Pharmaceuticals, Inc., dated June 5, 2015.

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a).

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
(1)	Incorporated herein by reference to the same numbered exhibit of our current report on Form 8-K (File No. 001-37345) filed with the SEC on April 20, 2015.
(2)	Incorporated herein by reference to Exhibit 3.5 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-202667), as filed with the SEC on April 6, 2015.
(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-202667), as filed with the SEC on March 11, 2015.
(5)	Incorporated herein by reference to Exhibit 10.7 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.
(6)	Incorporated herein by reference to Exhibit 10.8 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.
(7)	Incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.

(8)	Incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.
(9)	Incorporated herein by reference to Exhibit 10.33 of our registration statement on Form S-1 (File No. 333-202667), filed with the SEC on March 11, 2015.
(10)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-202667), as filed with the SEC on April 6, 2015.
+	Indicates management contract or compensatory plan.

*The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aduro Biotech, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aduro Biotech, Inc.
Date: August 10, 2015	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: August 10, 2015	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Aduro Biotech, Inc. (1)

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc. (2)

4.1	Form of common stock certificate (3)

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014. (4)

10.1+	2015 Equity Incentive Plan. (5)

10.2+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2015 Equity Incentive Plan. (6)

10.3+	2015 Employee Stock Purchase Plan. (7)

10.4	Form of Indemnification Agreement made by and between Aduro Biotech, Inc. and each of its directors and executive officers. (8)

10.32+	Aduro Biotech, Inc. Severance Plan and Summary Plan Description. (9)

10.33+	Aduro Biotech, Inc. Non-Employee Director Compensation Policy. (10)

10.38	Letter Agreement between Aduro Biotech, Inc. and Karagen Pharmaceuticals, Inc., dated June 5, 2015.

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a).

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
(1)	Incorporated herein by reference to the same numbered exhibit of our current report on Form 8-K (File No. 001-37345) filed with the SEC on April 20, 2015.
(2)	Incorporated herein by reference to Exhibit 3.5 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-202667), as filed with the SEC on April 6, 2015.
(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-202667), as filed with the SEC on March 11, 2015.
(5)	Incorporated herein by reference to Exhibit 10.7 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.
(6)	Incorporated herein by reference to Exhibit 10.8 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.
(7)	Incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.

(8)	Incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.
(9)	Incorporated herein by reference to Exhibit 10.33 of our registration statement on Form S-1 (File No. 333-202667), filed with the SEC on March 11, 2015.
(10)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-202667), as filed with the SEC on April 6, 2015.
+	Indicates management contract or compensatory plan.
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