Form 10-Q
period 2015-09-30
ADURO BIOTECH, INC.
filed 2015-11-23
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 20, 2015, the registrant had 63,224,033 shares of common stock, $0.0001 par value per share, outstanding.

Aduro Biotech, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

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

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$180,991	$119,456
Short-term marketable securities	264,957	—
Accounts receivable	3,147	3,153
Prepaid expenses and other current assets	3,494	2,612
Total current assets	452,589	125,221
Long-term marketable securities	2,464	—
Property and equipment, net	2,454	1,053
Other assets	347	188
Total assets	$457,854	$126,462
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,413	$5,030
Accrued clinical trial and manufacturing expenses	4,886	3,350
Accrued expenses and other liabilities	4,069	2,408
Deferred revenue	19,732	33,427
Total current liabilities	33,100	44,215
Deferred revenue	181,481	2,592
Deferred rent	56	—
Convertible preferred stock warrant liability	—	100
Common stock warrant liability	—	889
Total liabilities	214,637	47,796
Commitments and contingencies (Note 6)
Convertible preferred stock; $0.0001 par value, 0 and 69,716,345 shares authorized at September 30, 2015 and December 31, 2014; 0 and 69,608,339 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	139,963
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized at September 30, 2015 and December 31, 2014; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 85,000,000 shares authorized at September 30, 2015 and December 31, 2014; 62,290,683 and 361,997 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	6	—
Additional paid-in capital	347,088	346
Accumulated other comprehensive income	75	—
Accumulated deficit	(103,952)	(61,643)
Total stockholders’ equity (deficit)	243,217	(61,297)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$457,854	$126,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Collaboration and license revenue	$18,720	$2,424	$37,581	$3,307
Grant revenue	426	62	1,022	189
Total revenue	19,146	2,486	38,603	3,496
Operating expenses:
Research and development	11,813	5,858	35,992	15,990
General and administrative	6,908	1,980	19,000	5,498
Total operating expenses	18,721	7,838	54,992	21,488
Income (loss) from operations	425	(5,352)	(16,389)	(17,992)
Loss from remeasurement of fair value of warrants	—	(157)	(26,077)	(282)
Gain on extinguishment of convertible promissory notes	—	—	—	3,553
Interest income (expense), net	139	(30)	156	(2,375)
Other income, net	3	855	1	1,002
Net income (loss)	$567	$(4,684)	$(42,309)	$(16,094)
Net income (loss) per common share, basic	$0.01	$(14.24)	$(1.09)	$(52.47)
Net income (loss) per common share, diluted	$0.01	$(14.24)	$(1.09)	$(52.47)
Weighted average common shares outstanding, basic	62,274,438	328,929	38,674,889	306,764
Weighted average common shares outstanding, diluted	71,726,118	328,929	38,674,889	306,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$567	$(4,684)	$(42,309)	$(16,094)
Other comprehensive income:
Unrealized gain on marketable securities	75	—	75	—
Comprehensive income (loss)	$642	$(4,684)	$(42,234)	$(16,094)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid -In Capital	Comprehensive Income	Accumulated Deficit	Equity (Deficit)
Balance at January 1, 2015	69,608,339	$139,963	361,997	$—	$346	$—	$(61,643)	$(61,297)
Issuance of Series E convertible preferred stock for cash, net of issuance costs (Note 7)	2,361,029	24,992	—	—	—	—	—	—
Issuance of convertible preferred stock upon exercise of preferred stock warrants	6,668	9	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(71,976,036)	(164,964)	51,822,659	5	164,959	—	—	164,964
Issuance of common stock in initial public offering, net of offering costs	—	—	8,050,000	1	124,192	—	—	124,193
Issuance of common stock in private placement (Note 7)	—	—	1,470,588	—	25,000	—	—	25,000
Reclassification of convertible preferred stock and common stock warrant liability to additional paid-in capital	—	—	—	—	27,066	—	—	27,066
Issuance of common stock upon exercise of stock options and grant of restricted stock	—	—	300,450	—	300	—	—	300
Issuance of common stock upon exercise of warrants	—	—	284,989	—	116	—	—	116
Other comprehensive income	—	—	—	—	—	75		75
Stock-based compensation expense	—	—	—	—	5,109	—	—	5,109
Net loss	—	—	—	—	—	—	(42,309)	(42,309)
Balance at September 30, 2015	—	$—	62,290,683	$6	$347,088	$75	$(103,952)	$243,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(42,309)	$(16,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	381	162
Accretion of discounts and amortization of premiums on marketable securities	165	—
Stock-based compensation	5,232	368
Loss from remeasurement of fair value of warrants	26,077	282
Gain from changes in the fair value of preferred stock derivative liability	—	(976)
Gain on extinguishment of convertible promissory notes	—	(3,553)
Non-cash interest expense related to convertible promissory notes payable	—	2,382
Changes in operating assets and liabilities:
Accounts receivable	6	233
Prepaid expenses and other assets	(2,455)	(468)
Accounts payable	2,209	598
Deferred revenue	165,195	9,693
Accrued clinical trial and manufacturing expenses	1,536	1,015
Accrued expenses and other liabilities	1,717	602
Net cash provided by (used in) operating activities	157,754	(5,756)
Cash Flows from Investing Activities
Purchases of marketable securities	(267,513)	—
Purchase of property and equipment	(1,816)	(478)
Net cash used in investing activities	(269,329)	(478)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	150,283	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	22,522	36,896
Proceeds from issuance of convertible promissory note payable to related parties	—	308
Proceeds from exercise of stock options and warrants	305	49
Net cash provided by financing activities	173,110	37,253
Net increase in cash and cash equivalents	61,535	31,019
Cash and cash equivalents at beginning of period	119,456	8,532
Cash and cash equivalents at end of period	$180,991	$39,551
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of convertible preferred stock to common stock	$164,964	$—
Reclassification of warrant liabilities to additional paid-in capital	$27,066	$—
Purchase of property and equipment in accounts payable	$79	$138
Issuance of Series C convertible preferred stock to a related party and other investors in connection with conversion of convertible promissory notes and accrued interest	$—	$13,452
Issuance of Series B convertible preferred stock to a related party in connection with conversion of convertible promissory notes	$—	$2,088
Reclassification of liability classified warrants to additional paid-in capital	$—	$784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Aduro Biotech, Inc., or the Company, is a clinical-stage immunotherapy company located in Berkeley, California focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases. The Company was founded in 2000 under the name Oncologic, Inc., later merged with Triton BioSystems, Inc. in 2008, and subsequently changed its name to Aduro Biotech, Inc. in 2009. The Company’s technology platforms, which are designed to harness the body's natural immune system, are being investigated in cancer indications and have the potential to expand into autoimmune and infectious diseases. The Company operates in one business segment.

The Company’s Live, Attenuated, Double-Deleted, or LADD, technology platform is based on proprietary attenuated strains of Listeria that have been engineered to express tumor-associated antigens to induce specific and targeted immune responses. The Company’s cyclic dinucleotide, or CDN, platform is designed to activate the intracellular Stimulator of Interferon Genes, or STING, receptor, resulting in a potent tumor-specific immune response. The Company’s pipeline of product candidates has the potential to be applicable to a variety of cancers and to be combinable with a range of conventional and emerging cancer therapies, including cellular vaccines, chemotherapy, radiotherapy and checkpoint inhibitors, among others. The Company is collaborating with leading global pharmaceutical companies to expand its products and technology platforms.

2. Basis of Presentation, Use of Estimates, and Recent Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year.

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

Initial Public Offering

On April 20, 2015, the Company closed its initial public offering, or IPO, and sold 8,050,000 shares of its common stock (inclusive of 1,050,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $17.00 per share. The Company received aggregate net proceeds of $124.2 million, net of underwriting discounts and offering expenses. The Company also sold to Novartis Institutes for BioMedical Research, Inc., or NIBR, in a concurrent private placement 1,470,588 shares of common stock at a price of $17.00 per share for proceeds of $25.0 million (See Note 7). Upon the closing of the IPO, all then-outstanding shares of convertible preferred stock converted by their terms into 51,822,659 shares of common stock. Additionally, the Company amended and restated its certificate of incorporation effective April 14, 2015 to, among other things, change the authorized number of shares of common stock to 300,000,000 shares and the authorized number of shares of preferred stock to 10,000,000 shares.

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

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s cash equivalents, which include money market funds, are classified as Level I because they are valued using quoted market prices. The Company’s marketable securities consist of available-for-sale securities and are generally classified as Level II because their value is based on valuations using significant inputs derived from or corroborated by observable market data.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$116,642	$—	$—	$116,642
U.S. government and agency securities	—	204,068	—	204,068
Corporate debt securities	—	83,267	—	83,267
Commercial paper	—	38,464	—	38,464
Total	$116,642	$325,799	$—	$442,441

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$110,001	$—	$—	$110,001
Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$100	$100
Common stock warrant liability	—	—	889	889
Total	$—	$—	$989	$989

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Convertible Preferred Stock Warrant Liability	Common Stock Warrant Liability
Balance at December 31, 2014	$100	$889
Net increase in fair value upon remeasurement	1,108	24,969
Reclassification to additional paid-in capital	(1,208)	(25,858)
Balance at September 30, 2015	$—	$—

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the estimated value of our cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$5,972	$—	$—	$5,972
Money market funds	116,642	—	—	116,642
Commercial paper	24,998	—	—	24,998
U.S. government and agency securities	23,658	—	—	23,658
Corporate debt securities	9,721	—	—	9,721
Total cash and cash equivalents	$180,991	$—	$—	$180,991
Marketable securities:
U.S. government and agency securities	$180,344	$64	$—	$180,408
Corporate debt securities	73,536	36	(25)	73,547
Commercial paper	13,466	—	—	13,466
Total marketable securities	$267,346	$100	$(25)	$267,421

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Lab equipment	$2,400	$1,165
Computer and office equipment	755	520
Furniture and fixtures	170	87
Leasehold improvements	533	304
Total property and equipment	3,858	2,076
Less: accumulated depreciation and amortization	(1,404)	(1,023)
Property and equipment, net	$2,454	$1,053

Depreciation and amortization expense was $162,000 and $67,000 for the three months ended September 30, 2015 and 2014, respectively and was $381,000 and $162,000, for the nine months ended September 30, 2015 and 2014, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Compensation and related benefits	$2,158	$1,276
Professional and consulting services	1,747	961
Other	164	171
Total accrued expenses and other liabilities	$4,069	$2,408

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company will also receive 50% of gross profits on sales of any products commercialized pursuant to this collaboration in the United States and 45% of gross profits for specified European countries and Japan. For each of these profit share countries, each party will be responsible for its respective commercial sharing percentage of all joint commercialization costs incurred in that country.

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

With respect to the United States, specified European countries and/or Japan, the Company may elect for such region to either reduce by 50% or to eliminate in full the Company’s development and commercialization cost sharing obligation. If the Company elects to reduce its cost sharing percentage by 50% in any such region, then its profit share in such region will also be reduced by 50%. If the Company elects to eliminate its development cost sharing obligation, then such region will be removed from the profit share, and instead Novartis will owe the Company royalties on any net sales of product for such region, as described above.

The Company recognizes revenue from collaboration, license or research arrangements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. The Company has determined that the license does not have stand-alone value separable from the co-development services to be performed under the agreement, with the Company participating in the research and development services. As a result, the Company recognizes revenue from the $200 million upfront fee received on a straight-line basis over its estimated performance period of 13.5 years, commencing in July 2015, the date of the Joint Steering Committee’s approval of the research and development plan. Changes in the estimated period of performance will be accounted for prospectively as a change in estimate. The Company will recognize substantive milestone payments in their entirety in the period in which the milestone is achieved. Non-substantive milestone payments will be recognized on a straight-line basis over the remaining performance period. Costs associated with co-development activities performed under the agreement are included in research and development expense in the accompanying consolidated statements of operations. Reimbursement of development costs by Novartis is included in collaboration and license revenue. The Company will recognize revenue from the sale of any products commercialized pursuant to this collaboration in the United States, will retain 50% of the gross profits from such sales, and will pay the remaining 50% of the gross profits to Novartis. The Company will receive from Novartis 45% of gross profits for specified European countries and Japan. Profit sharing payments made to or received from Novartis are aggregated by product by territory and are reported as expenses or revenues, as applicable.

For the three months and nine months ended September 30, 2015, the Company recognized revenue from its collaboration with Novartis totaling $3.7 million related to amortization of the upfront fees. The remaining balance of the upfront fees of $196.3 million is included in deferred revenue at September 30, 2015.

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

Since the inception of the Janssen ADU-741 Agreement, the Company received an upfront payment of $12.0 million and non-substantive and substantive milestone payments of $6.5 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, the Company may receive future nonrefundable milestone payments up to a total of $1.0 million after completion of various stages of the research and development activities, and the Company is eligible to receive future contingent payments up to a total of $345.5 million composed of development milestones through completion of all Phase 3 clinical trials, as well as launch, commercialization and sales milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

Under the Janssen GVAX Prostate Agreement, the Company granted Janssen an exclusive worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing GVAX Prostate for any and all uses. The Company received an upfront payment of $500,000 in May 2014 and is eligible to receive an additional $2.0 million on the achievement of a specified commercial milestone. In addition, the Company is eligible to receive royalties in the high single digits based on net sales of the product.

The development activities being conducted by the Company are based on a combination of the technology licensed under both agreements. Accordingly, the Company has accounted for the Janssen ADU-741 Agreement and Janssen GVAX Prostate Agreement as one arrangement and has identified the deliverables within the arrangement as a license to the technology and research and development activities through IND approval. The Company has determined that the licenses and development services under the license and research agreements represent a single unit of accounting. The licenses do not have stand-alone value to Janssen, separable from the development services to be performed under the agreement, as Janssen is unable to use the licenses for their intended purpose without the Company’s performance of the research and development services. As a result, the Company recognizes revenue from the upfront payments ratably over the term of its estimated period of performance under the agreement. Changes in the estimated period of performance will be accounted for prospectively as a change in estimate. The upfront fees received totaling $12.5 million are being recognized on a straight-line basis from the effective date of the agreements through October 2015, the Company’s estimated performance period. The Company will recognize non-substantive milestone payments on a straight-line basis through October 2015, the Company’s estimated performance period.

For the three months and nine months ended September 30, 2015, the Company recognized revenue from its Janssen ADU-741 and GVAX Prostate Agreements totaling $2.7 million and $9.2 million, respectively, related to amortization of the upfront fees and development-related milestones. The remaining balance of the payments received of $0.5 million is included in deferred revenue at September 30, 2015, which will be fully amortized as of October 2015.

Janssen ADU-214 Agreement

In November 2014, the Company entered into a Research and License Agreement with Janssen, or Janssen ADU-214 Agreement, to develop a drug for the treatment of lung cancer. Under the terms of the Janssen ADU-214 Agreement, the Company granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-214 for any and all uses. Janssen has agreed not to administer or cause to be administered ADU-214 in humans in clinical trials for the treatment of pancreatic cancer or mesothelioma. The Company is responsible for certain research and development activities from the effective date of the agreement until IND approval. Since the inception of the Janssen ADU-214 Agreement, the Company received an upfront license fee of $30.0 million and a substantive milestone payment of $0.5 million upon submission of an IND. Under the terms of the Janssen ADU-214 Agreement, the Company may receive future nonrefundable milestone payments up to a total of $10.5 million after completion of various stages of the research and development activities, and the Company is eligible to receive future contingent payments up to a total of $776.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The upfront license fee of $30.0 million is being recognized on a straight-line basis from the effective date of the agreement through October 2015, the Company’s estimated performance period which was accelerated based on progress in the development program during the third quarter of 2015.

For the three months and nine months ended September 30, 2015, the Company recognized revenue from Janssen ADU-214 Agreement totaling $11.1 million and $22.9 million, respectively, related to amortization of the upfront fees and development-related milestones. The remaining balance of the payments received of $4.4 million is included in deferred revenue at September 30, 2015 which will be fully amortized as of October 2015. In the fourth quarter of 2015, the Company completed certain research and development activities associated with a $10.0 million nonrefundable milestone and expects to receive payment prior to the end of 2015.

6. Commitments and Contingencies

Leases

The Company leases its office and research and development facility in Berkeley, California, under a non-cancelable operating lease. In February 2015, the Company amended its office lease agreement to increase the total square footage to approximately 25,000 square feet and extended the term of the lease to expire on December 31, 2018. The lease also contains an option to extend the lease for an additional two years. Rent expense was $0.2 million and $0.1 million during the three months ended September 30, 2015 and 2014, respectively and was $0.4 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

In September 2015, the Company entered into an Office/Laboratory Lease, or the Lease, for approximately 56,452 square feet of office and laboratory space at a new facility located in Berkeley, California, or the Facility. The term of the Lease commences when the landlord delivers possession of the Facility to the Company. Upon commencement, the Lease has an initial term of twelve years.

The Company has the option to extend the Lease beyond the Initial Term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term. The Company also has a one-time option that may be exercised any time prior to July 1, 2016 to lease additional space within the Facility of approximately 25,600 square feet commencing January 1, 2017 and approximately 28,801 square feet commencing January 1, 2018.

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

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

7. Convertible Preferred Stock

Novartis Stock Purchase

Concurrent with the March 2015 entry into the Novartis Agreement (See Note 5), the Company and NIBR, entered into a stock purchase agreement to purchase 2,361,029 shares of the Company’s Series E Convertible Preferred Stock (or 1,699,940 shares of common stock on an as-converted basis) for $25.0 million. Upon the closing of the IPO, these preferred shares converted into common stock. Under the stock purchase agreement, NIBR purchased an additional $25.0 million of the Company’s common stock concurrent with the completion of the IPO at the initial price per share offered to the public.

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

Nine Months Ended September 30,
	2015	2014
Expected term (in years)	1.00 - 6.04	1.79 - 7.04
Fair value of underlying shares	$10.80 - $12.24	$0.67 - $1.56
Volatility	79.2% -111.1%	63.1% - 80.8%
Risk-free interest rate	0.23% - 1.54%	0.38% - 2.30%
Dividend yield	—%	—%

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The key assumptions used in the Black-Scholes option-pricing model for the valuation of the common stock warrants were as follows:

Nine Months Ended September 30,
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

The 2015 Plan is administered by the Board of Directors or a committee appointed by the Board of Directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock reserved for issuance under the 2015 Plan is 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the Board of Directors.

2009 Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of its plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At September 30, 2015, 8,760,285 options under the 2009 Plan remained outstanding.

Stock option activity under the Company’s 2015 Plan and 2009 Plan was as follows:

		Options Outstanding
	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Balance – December 31, 2014	3,154,755	5,970,382	$0.80
Authorized	6,494,292	—
Granted	(4,308,197)	4,308,197	$7.23
Exercised	—	(293,250)	$0.61
Canceled	96,474	(96,474)	$1.74
Balance – September 30, 2015	5,437,324	9,888,855	$3.60	$161,161
Options exercisable – September 30, 2015		4,536,982	$1.23	$82,455
Options vested and expected to vest – September 30, 2015		9,400,157	$3.53	$153,714

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2015 Employee Stock Purchase Plan

In March 2015, the Company’s board of directors adopted and in April 2015 the Company’s stockholders approved the 2015 Employee Stock Purchase Plan, or 2015 ESPP, which became effective upon the IPO. The 2015 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$499	$54	$1,250	$135
General and administrative	1,388	110	3,982	233
Total stock-based compensation expense	$1,887	$164	$5,232	$368

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model. The fair value of stock-based awards granted to employees during the nine months ended September 30, 2015 was estimated at the date of grant using the following assumptions:

	2015 Plan	2015 ESPP
Expected term (in years)	5.3 - 6.1	0.5
Volatility	70.2% - 82.8%	71.7%
Risk-free interest rate	1.38% - 1.93%	0.1%
Dividend yield	—%	—%

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2015 and 2014. The Company continues to maintain a full valuation allowance for its net U.S. federal and state deferred tax assets.

The Company accounts for uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes.  As of September 30, 2015 and 2014, the total amount of unrecognized tax benefits was $1.6 million and $0.5 million, respectively. As of September 30, 2015 and 2014, no amount of the unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2015 and 2014, the Company accrued no interest and penalties in the statement of financial position. Total interest and penalties included in the statements of operations for the three and nine months ended September 30, 2015 and 2014 are each zero. The Company does not expect the amount of existing unrecognized tax benefits to change significantly within the next 12 months.

The Company is subject to taxation for U.S. federal and the state of California purposes only. The Company’s federal and California tax returns are open by statute for tax years 2011 and 2010 forward, respectively, and could be subject to examination by the tax authorities.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to dilutive stock options and warrants. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and warrants. The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$567	$(4,684)	$(42,309)	$(16,094)
Shares used in computing basic net income (loss) per common share	62,274,438	328,929	38,674,889	306,764
Add effect of dilutive securities:
Stock options	8,514,752	—	—	—
Common stock warrants	936,928	—	—	—
Shares used in computing diluted net income (loss) per common share	71,726,118	328,929	38,674,889	306,764
Net income (loss) per common share, basic	$0.01	$(14.24)	$(1.09)	$(52.47)
Net income (loss) per common share, diluted	$0.01	$(14.24)	$(1.09)	$(52.47)

The potential dilutive securities excluded from diluted net income (loss) per common share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Convertible preferred stock	—	46,734	—	46,734
Options to purchase common stock	285	5,982	9,889	5,982
Convertible preferred stock warrants	—	108	—	108
Common stock warrants	3	1,154	947	1,154
Convertible notes	—	1,122	—	1,122
Total	288	55,100	10,836	55,100

12. Subsequent Event

On October 30, 2015, the Company completed its acquisition, or the Acquisition, of all of the issued and outstanding shares of BioNovion Holding B.V., a private limited liability company organized under the laws of the Netherlands, or BioNovion, pursuant to the Share Sale Agreement, or the Purchase Agreement, dated September 24, 2015, by and among the Company, Aduro Netherlands Coöperatief U.A., a cooperative organized under the laws of the Netherlands and a wholly-owned indirect subsidiary of the Company, or Aduro Netherlands, BioNovion, and the shareholders of BioNovion, or the Sellers.  Pursuant to the terms of the Purchase Agreement, Aduro Netherlands acquired all of the issued and outstanding shares of BioNovion from the Sellers for an aggregate purchase price of (i) EUR 14,500,000 in cash and (ii) 697,306 shares of common stock of the Company, or the Common Stock, subject to a post-closing adjustment based on working capital, net cash and borrowings of BioNovion and its subsidiary as of the closing date under the Purchase Agreement.

The Sellers have the opportunity to receive additional contingent payments from Aduro as follows: (i) EUR 6,000,000 upon acceptance by the U.S. Food and Drug Administration of an investigational new drug application for a specified BioNovion antibody product candidate; and (ii) EUR 20,000,000 upon receipt by BioNovion of a $40,000,000 milestone payment by the licensee under a pre-existing antibody discovery and license agreement, triggered by marketing authorization for the first indication in the United States for a specified BioNovion antibody product candidate.

The required disclosures have not been provided as the initial accounting for the business combination is in progress as of the date of this Form 10-Q filing.

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

Overview

We are a clinical-stage immunotherapy company focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases. Our technology platforms, which are designed to harness the body's natural immune system, are being investigated in cancer indications and have the potential to expand into autoimmune and infectious diseases. Immuno-oncology encompasses a class of therapies that leverage the patient’s immune system to slow the growth and spread of, or eliminate, tumor cells. We believe a critical distinguishing factor in our approach to immuno-oncology is that our novel therapies initiate powerful innate immune responses and drive targeted, durable adaptive immune responses. The immunotherapy field is rapidly advancing with new immuno-oncology combinations that focus on strengthening therapeutic efficacy in a wide range of cancers. We intend to pursue a broad strategy of combining our technology platforms with conventional and novel immuno-oncology therapies, based on their mechanisms of action, safety profiles and versatility.

Our pipeline of immuno-oncology product candidates is derived from two proprietary technology platforms: Live, Attenuated, Double-Deleted, or LADD, Listeria monocytogenes and cyclic dinucleotides, or CDNs. Our lead LADD product candidate, CRS-207, is currently being developed in metastatic pancreatic cancer and unresectable malignant pleural mesothelioma. Our lead immuno-oncology regimen of CRS-207 and GVAX Pancreas was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration, or FDA, and we have obtained orphan drug designations from the FDA for CRS-207 and GVAX Pancreas for the treatment of pancreatic cancer and for CRS-207 for the treatment of mesothelioma. We are developing a pipeline of proprietary product candidates, including two product candidates in collaboration with Janssen Biotech, Inc., or Janssen, targeting prostate and lung cancers. In addition, we established a worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis, for CDN product candidates in oncology.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from two separate research and license agreements we entered into with Janssen, which became effective in May 2014 and in November 2014, our worldwide collaboration agreement with Novartis established in March 2015, and research and development grants from the U.S. government. We recognize revenue from upfront payments under our collaboration agreements ratably over the term of our estimated period of performance under the agreement. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. We recognize revenue related to research and development grants when the related research expenses are incurred and our specific performance obligations under the terms of the respective contracts are satisfied.

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

Loss from Remeasurement of Fair Value of Warrants

Loss from remeasurement of fair value of warrants consists of losses from the remeasurement of the fair value of our liabilities related to our convertible preferred stock warrants and common stock warrants.

Interest Income (Expense), Net

Interest income (expense), net consists of interest income from our marketable securities. Interest expense consists of amortization of debt discount associated with convertible promissory note warrants, issuance of the equity component of a convertible promissory note and beneficial conversion features associated with certain convertible promissory notes, as well as stated interest costs associated with our borrowings.

Other Income, Net

Other income, net consists of gains and losses from the change in the fair value of the convertible promissory note warrants.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
	2015	2014	$
	(in thousands)
Revenue:
Collaboration and license revenue	$18,720	$2,424	$16,296
Grant revenue	426	62	364
Total revenue	19,146	2,486	16,660
Operating expenses:
Research and development	11,813	5,858	5,955
General and administrative	6,908	1,980	4,928
Total operating expenses	18,721	7,838	10,883
Income (loss) from operations	425	(5,352)	5,777
Loss from remeasurement of fair value of warrants	—	(157)	157
Interest income (expense)	139	(30)	169
Other income, net	3	855	(852)
Net income (loss)	$567	$(4,684)	$5,251

Revenue

Collaboration and license revenue was $18.7 million for the three months ended September 30, 2015, an increase of $16.3 million compared to the three months ended September 30, 2014. The increase is primarily due to $13.8 million in revenue recognized from the upfront fees and development-related milestones achieved under the Janssen agreements and $3.7 million in revenue recognized from the upfront fee received from Novartis. During the third quarter of 2015, our estimated period of performance of research and development services under the Janssen agreement was accelerated to October 2015, and as a result, $4.2 million of revenue was recognized during the three months ended September 30, 2015 that would have been recognized in future periods. The Novartis upfront fee is being recognized on a straight-line basis over our estimated performance period of 13.5 years, commencing in July 2015.

Grant revenue was $0.4 million for the three months ended September 30, 2015, an increase of $0.4 million compared to the three months ended September 30, 2014, primarily due to an increase in grant-related research and development.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change
	2015	2014	$
	(in thousands)
Contract manufacturing	$4,518	$1,627	$2,891
Clinical development	3,465	2,282	1,183
Compensation and related personnel costs	2,234	1,272	962
Other research and development costs	896	513	383
Facility costs	129	81	48
Licensing fees	72	29	43
Stock-based compensation	499	54	445
Total research and development	$11,813	$5,858	$5,955

Research and development expenses were $11.8 million for the three months ended September 30, 2015, an increase of $6.0 million, compared to the three months ended September 30, 2014. The increase was primarily attributed to a $2.9 million increase in contract manufacturing costs of our clinical product candidates; a $1.2 million increase in clinical development expenses mainly associated with ongoing trials for our lead indication in pancreatic cancer; a $1.0 million of incremental compensation and related personnel expenses associated with additional research and development headcount; a $0.4 million increase in other research and development costs primarily for our CDN program; and a $0.4 million increase in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change
	2015	2014	$
	(in thousands)
Outside professional services	$2,877	$943	$1,934
Compensation and related personnel costs	1,824	634	1,190
Other general and administrative	444	126	318
Facility costs	375	167	208
Stock-based compensation	1,388	110	1,278
Total general and administrative	$6,908	$1,980	$4,928

General and administrative expenses were $6.9 million for the three months ended September 30, 2015, an increase of $4.9 million, compared to the three months ended September 30, 2014. The increase was primarily due to a $1.9 million increase in consulting and other professional services fees; a $1.3 million increase in stock-based compensation; a $1.2 million increase in compensation and related personnel expenses primarily related to additional general and administrative headcount; and a $0.3 million increase in other general and administrative costs.

Loss from Remeasurement of Fair Value of Warrants

Loss from remeasurement of fair value of warrants was zero for the three months ended September 30, 2015, a decrease of $0.2 million, compared to the three months ended September 30, 2014. As of April 2015, all of the convertible preferred stock warrants and common stock warrants were no longer subject to remeasurement due to the IPO or expiration of the performance condition. Therefore, no such gain or loss from remeasurement of the warrants was recognized during the three months ended September 30, 2015.

Interest Income (Expense), Net

Interest income from our marketable securities was $0.2 million for the three months ended September 30, 2015. During the three months ended September 30, 2014, we did not have any marketable securities. Interest expense for the three months ended September 30, 2014 was primarily composed of interest costs associated with our borrowings. We did not have any borrowings during the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
	2015	2014	$
	(in thousands)
Revenue:
Collaboration and license revenue	$37,581	$3,307	$34,274
Grant revenue	1,022	189	833
Total revenue	38,603	3,496	35,107
Operating expenses:
Research and development	35,992	15,990	20,002
General and administrative	19,000	5,498	13,502
Total operating expenses	54,992	21,488	33,504
Loss from operations	(16,389)	(17,992)	1,603
Loss from remeasurement of fair value of warrants	(26,077)	(282)	(25,795)
Gain on extinguishment of convertible promissory notes	—	3,553	(3,553)
Interest income (expense), net	156	(2,375)	2,531
Other income, net	1	1,002	(1,001)
Net loss	$(42,309)	$(16,094)	$(26,215)

Revenue

Collaboration and license revenue was $37.6 million for the nine months ended September 30, 2015, an increase of $34.3 million compared to the nine months ended September 30, 2014. The increase is primarily due to $32.0 million in revenue recognized from the upfront fees and development-related milestones achieved under the Janssen agreements and $3.7 million in revenue recognized from the upfront fee received from Novartis. During the third quarter of 2015, our estimated period of performance of research and development services under the Janssen agreement was accelerated to October 2015, and as a result, $4.2 million of revenue was recognized during the nine months ended September 30, 2015 that would have been recognized in future periods. The Novartis upfront fee is being recognized on a straight-line basis over our estimated performance period of 13.5 years, commencing in July 2015.

Grant revenue was $1.0 million for the nine months ended September 30, 2015, an increase of $0.8 million compared to the nine months ended September 30, 2014, primarily due to an increase in grant-related research and development.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Change
	2015	2014	$
	(in thousands)
Clinical development	$9,453	$5,222	$4,231
Contract manufacturing	8,948	4,326	4,622
Compensation and related personnel costs	7,998	3,530	4,468
Other research and development costs	4,332	1,861	2,471
Licensing fees	3,667	716	2,951
Facility costs	344	200	144
Stock-based compensation	1,250	135	1,115
Total research and development	$35,992	$15,990	$20,002

Research and development expenses were $36.0 million for the nine months ended September 30, 2015, an increase of $20.0 million compared to the nine months ended September 30, 2014. The increase was primarily attributed to a $4.6 million increase in contract manufacturing costs of our clinical product candidates; $4.5 million of incremental compensation and related personnel expenses associated with additional research and development headcount; a $4.2 million increase in clinical development expenses mainly associated with ongoing trials for our lead indication in pancreatic cancer; a $3.0 million increase in licensing fees; a $2.5 million increase in other research and development costs primarily for our CDN program; and a $1.1 million increase in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Change
	2015	2014	$
	(in thousands)
Outside professional services	$6,895	$2,542	$4,353
Compensation and related personnel costs	5,877	1,953	3,924
Other general and administrative	1,325	332	993
Facility costs	921	438	483
Stock-based compensation	3,982	233	3,749
Total general and administrative	$19,000	$5,498	$13,502

General and administrative expenses were $19.0 million for the nine months ended September 30, 2015, an increase of $13.5 million, compared to the nine months ended September 30, 2014. The increase was primarily due to $4.4 million of incremental legal, consulting and other professional services fees related to our collaboration agreement, general corporate matters and accounting support; a $3.9 million increase in compensation and related personnel expenses primarily related to additional general and administrative headcount; a $3.7 million increase in stock-based compensation; a $1.0 million increase in other general and administrative costs; and a $0.5 million increase in facility costs.

Loss from Remeasurement of Fair Value of Warrants

Loss from remeasurement of fair value of warrants was $26.1 million for the nine months ended September 30, 2015, an increase of $25.8 million, compared to the nine months ended September 30, 2014. The increase in expense was primarily due to the higher stock prices used in the remeasurement of the fair value of liability classified preferred and common stock warrants. As of April 2015, all of the convertible preferred stock warrants and common stock warrants were no longer subject to remeasurement due to the IPO or expiration of the performance condition.

Gain on Extinguishment of Convertible Promissory Notes

During 2013 and 2014, we issued convertible promissory notes to related parties, which were subsequently converted in May 2014 to Series C convertible preferred stock. The conversion of convertible promissory notes was determined to be an extinguishment of debt and a portion of the reacquisition price was allocated to the reacquisition of the embedded beneficial conversion feature. We recorded a gain on extinguishment of $3.6 million during the nine months ended September 30, 2014, as the amount allocated to reacquire the notes was less than the carrying value of the notes.

Interest Income (Expense), Net

Interest income from our marketable securities was $0.2 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we did not have any marketable securities. Interest expense for the nine months ended September 30, 2014 was due to the amortization of debt discount associated with convertible promissory note warrants, debt discount associated with the equity component of a convertible promissory note and beneficial conversion features attributable to certain promissory notes, as well as stated interest costs associated with our borrowings. We did not have any borrowings during the nine months ended September 30, 2015.

Liquidity and Capital Resources

To date, our operations have been financed primarily by net proceeds from the initial public offering, sale of convertible preferred stock, proceeds from our collaboration and license agreements and revenue from government grants. At September 30, 2015, we had cash, cash equivalents and marketable securities of $448.4 million. We believe that our available cash and cash equivalent and marketable securities will be sufficient to meet our capital requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

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

On April 20, 2015, we closed our initial public offering, or IPO, and sold 8,050,000 shares of our common stock (inclusive of 1,050,000 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $17.00 per share. We received aggregate net proceeds of $124.2 million, net of underwriting discounts and offering expenses. We also sold to NIBR in a concurrent private placement 1,470,588 shares of common stock at a price of $17.00 per share for proceeds of $25.0 million (See Note 7). Upon the closing of the IPO, all then-outstanding shares of convertible preferred stock converted by their terms into 51,822,659 shares of common stock. Additionally, we amended and restated our certificate of incorporation effective April 14, 2015 to, among other things, change the authorized number of shares of common stock to 300,000,000 shares and the authorized number of shares of preferred stock to 10,000,000 shares.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$157,754	$(5,756)
Investing activities	(269,329)	(478)
Financing activities	173,110	37,253
Net change in cash and cash equivalents	$61,535	$31,019

Operating Activities

Net cash provided by operating activities was $157.8 million for the nine months ended September 30, 2015, compared to cash used of $5.8 million for the nine months ended September 30, 2014. The increase was primarily due to a $200 million upfront payment received from Novartis, partially offset by the increase in net loss of $26.2 million primarily due to increased research and development and general and administrative expenses.

Investing Activities

Net cash used in investing activities was $269.3 million for the nine months ended September 30, 2015, compared to $0.5 million for the nine months ended September 30, 2014. The increase in net cash used in investing activities was primarily the result of purchases of marketable securities and laboratory and office equipment, furniture and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $173.1 million for the nine months ended September 30, 2015, compared to $37.3 million for the nine months ended September 30, 2014. The increase was primarily related to $124.2 million in net proceeds from the IPO, $25.0 million in gross proceeds from the private placement and $25.0 million in net proceeds from sale of Series E convertible preferred stock. Net cash provided by financing activities for the nine months ended September 30, 2014 included net proceeds from the sale of Series C convertible preferred stock amounting to $36.9 million.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2015, there were no material changes to our contractual obligations and commitments described under the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2015, compared to those discussed in our prospectus dated April 14, 2015 filed with the SEC on April 15, 2015 pursuant to Rule 424(b) under the Securities Act.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this quarterly report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This quarterly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. The risks relating to our business set forth in our prospectus dated April 14, 2015 that forms a part of the Company’s Registration Statement on Form S-1, filed with the SEC, are set forth below and are unchanged substantively as of September 30, 2015, except for those risks designated by an asterisk (*).

Risks Related to Our Business

We have incurred net losses in every year since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2013 and 2014, and for nine months ended September 30, 2015, we reported a net loss of $16.1 million, $17.0 million, and $42.3 million, respectively. At September 30, 2015, we had an accumulated deficit of $104.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.*

Our operations have consumed substantial amounts of cash since inception. At September 30, 2015, our cash and cash equivalents and marketable securities were $448.4 million. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and costs associated with, obtaining regulatory approvals for our product candidates if clinical trials are successful;
•	the cost of commercialization activities for our product candidates, if any of our product candidates is approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization and product launch;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	the emergence of competing cancer therapies and other adverse market developments.

We do not have any committed external source of funds or other support for our development efforts other than our license agreements, including our license agreements with Janssen, which may be terminated by Janssen upon delivery of notice, and our collaboration and license agreement with Novartis, which may be terminated by Novartis at any time after March 19, 2018 upon 180 days’ notice. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. We expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. Additional financing may not be available to us when we need it or it may not be available on favorable terms.

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

Our business is highly dependent on the success of our lead product candidates, CRS-207, and GVAX Pancreas. CRS-207, GVAX Pancreas and our other product candidates from our LADD and CDN technology platforms will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.*

We do not have any products that have gained regulatory approval. Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, CRS-207, and GVAX Pancreas. CRS-207, GVAX Pancreas and our other product candidates are in the early stages of development. We are currently conducting our Phase 2b ECLIPSE clinical trial of CRS-207 in combination with GVAX Pancreas to treat patients with late-stage metastatic pancreatic cancer who have received at least one prior line of therapy. Our ability to develop, obtain regulatory approval for, and successfully commercialize CRS-207 and GVAX Pancreas effectively will depend on several factors, including the following:

•	successful completion of our Phase 2b ECLIPSE clinical trial or other clinical trials, which will depend substantially upon the satisfactory performance of third-party contractors;
•	successful achievement of the objectives of our Phase 2b ECLIPSE clinical trial, including the demonstration of a survival benefit and a favorable risk-benefit outcome;
•	receipt of marketing approvals for CRS-207 and GVAX Pancreas from the U.S. Food and Drug Administration, or FDA, and similar regulatory authorities outside the United States;
•	establishing commercial manufacturing and supply arrangements;
•	establishing a commercial infrastructure;
•	acceptance of the product by patients, the medical community and third-party payors;
•	establishing market share while competing with other therapies;
•	successfully executing our pricing and reimbursement strategy;
•	a continued acceptable safety and adverse event profile of the product following regulatory approval; and
•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering the product.

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

Clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. Our clinical trials may fail to demonstrate adequately the safety and efficacy of one or more of our product candidates, which would prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of our product candidates, including CRS-207, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in preclinical studies and in our Phase 2a metastatic pancreatic cancer study of CRS-207 and GVAX Pancreas do not ensure that future studies will demonstrate similar results. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that we will not face similar setbacks. Most product candidates that commence clinical trials are never approved as commercial products.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations, administrative actions or lack of adequate funding to continue the clinical trial or safety concerns raised by other clinical trials of therapies with similar mechanisms of action. For example, the FDA recently placed another company’s attenuated Listeria-based immunotherapy product candidate on clinical hold after blood cultures from one patient under treatment were positive for that company’s attenuated strain of Listeria monocytogenes.

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

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, if approved, or result in significant negative consequences.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

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

In addition, a Grade 3 serious adverse event has been reported for a patient being treated with CRS-207 and GVAX Pancreas, with low-dose cyclophosphamide. The event was diagnosed by the treating investigator as being a case of listeriosis. With respect to this event, our understanding is that, in violation of the protocol, the patient’s central line port had been accessed during infusion of CRS-207 being given through a separate line. Several weeks after the CRS-207 infusion, the patient developed symptoms suggestive of an infection; therefore, per institutional practice, urine, stool and blood samples (from both the patient’s central line port site and from a peripheral vein) were collected. The blood culture from the port site was positive for Listeria monocytogenes, and was determined subsequently to be CRS-207 while all other cultures, including from the peripheral vein, were negative. The patient was administered intravenous antibiotics and follow-up cultures taken from both port and peripheral vein of blood as well as samples of sputum, stool and urine were negative for Listeria. At the request of the patient and the investigator, this patient continues to receive study treatment.

If unacceptable side effects arise in the development of our product candidates, we could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. In addition, if side effects are observed in competing product candidates that are perceived to have similarities to ours, such as competing listeria based vaccines or other more general approaches to immuno-oncology, regulators or patients may infer that our product candidates could cause similar side effects. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Clinical trials are expensive, time-consuming and difficult to design and implement.*

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new technologies, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates may be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products.

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

We have obtained Breakthrough Therapy designation from the FDA for the combination of CRS-207 and GVAX Pancreas in pancreatic cancer, but we may be unable to maintain the benefits associated with this designation.*

In 2012, the FDA established a new Breakthrough Therapy designation, which is intended to expedite the development and review of products that treat serious or life-threatening conditions where “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a product candidate as a Breakthrough Therapy provides potential benefits that include but are not limited to more frequent meetings with the FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program; organizational commitment involving senior managers; and eligibility for rolling review and priority review. Breakthrough Therapy designation does not change the standards for product approval. FDA can also rescind the Breakthrough Therapy designation in the event that the program no longer meets the criteria for eligibility. This could occur if a new therapy is approved and the existing data no longer show substantial improvement over the new therapy. We have obtained Breakthrough Therapy designation for our CRS-207 and GVAX Pancreas combination. Despite the potential advantages of Breakthrough Therapy designation, we may fail to maintain the designation or ultimately obtain regulatory approval of CRS-207 and GVAX Pancreas, and if we do obtain approval, we may fail to do so on an accelerated basis. In addition, while we intend to seek Breakthrough Therapy designation for other product candidates, we may never receive such designation.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

At September 30, 2015, we had 81 full-time employees, including 55 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not to our knowledge experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.*

The use of LADD or CDN product candidates as potential cancer treatments, even if approved, may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. For example, certain of the product candidates that we are developing target a cell surface marker that may be present on non-cancerous cells as well as cancer cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•

side effects or results reported for competing products or product candidates that are perceived to have similarities to ours, such as competing listeria based vaccines or other more general approaches to immuno-oncology;

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

We may not realize the benefits of acquisitions, including our acquisition of BioNovion, or other strategic transactions.*

We acquired BioNovion on October 30, 2015, and may acquire other businesses, products or technologies, as well as pursue joint ventures or investments in complementary businesses. The success of acquisitions, including our acquisition of BioNovion, and any future strategic transactions depends on a number of risks and uncertainties, including:

•	unanticipated liabilities related to acquired companies;
•	difficulties integrating acquired personnel, technologies and operations into our existing business;
•	retention of key employees;
•	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•	increases in our expenses and reductions in our cash available for operations and other uses;
•	disruption in our relationships with collaborators or suppliers as a result of such a transaction; and
•	possible write-offs or impairment charges relating to acquired businesses.

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, BioNovion’s B-select Monoclonal Antibodies platform may fail to identify product candidates that are safe and effective, or at all. Additionally, foreign acquisitions, including our acquisition of BioNovion, a Dutch company, are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries.

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

The price of our stock may be volatile, and you could lose all or part of your investment.*

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
•

side effects or results reported for competing products or product candidates, such as competing listeria based vaccines or other more general approaches to immuno-oncology, that are perceived to have similarities to ours;

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

At September 30, 2015, we had $448.4 million of cash and cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2015, we cannot assure you that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our executive officers, directors, and 5% stockholders together beneficially own a significant percentage of our outstanding voting stock. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of certain shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

(1)

From July 1, 2015 to September 30, 2015, we issued 26,305 shares of common stock pursuant to the cash exercise of warrants to purchase our common stock at exercise prices ranging from $0.0001 to $1.66 per share.  We received cash proceeds of $1,476 from the exercise of such warrants.  These warrants were issued to two accredited investors.

The offer, sale, and issuance of the securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipients of securities in these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. The recipients of securities in these transactions were accredited investors and had adequate access, through employment, business or other relationships, to information about us.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 15, 2015. As of September 30, 2015, we had used approximately $38.1 million of the proceeds from our IPO.

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description
2.1+

Share Sale Agreement between BioNovion Holding B.V., Brabant Life Sciences Seed Fonds B.V., Spin Off Fonds Brabant B.V., BFF B.V., Aduro Biotech, Inc. and Aduro Netherlands Cöoperatief U.A., dated September 25, 2015.

.
3.1	Amended and Restated Certificate of Incorporation of Aduro Biotech, Inc. (1)

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc. (2)

4.1	Form of common stock certificate (3)

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014. (4)

10.1+	Office/Laboratory Lease between Seventh Street Properties VII, LLC and Aduro Biotech, Inc., dated September 11, 2015

10.2	Offer of Employment between Blaine Templeman and Aduro Biotech, Inc., dated September 18, 2015.

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a).

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
(1)	Incorporated herein by reference to the same numbered exhibit of our current report on Form 8-K (File No. 001-37345) filed with the SEC on April 20, 2015.
(2)	Incorporated herein by reference to Exhibit 3.5 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-202667), as filed with the SEC on April 6, 2015.
(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-202667), as filed with the SEC on March 11, 2015.
+	Confidential treatment requested.
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

Aduro Biotech, Inc.
Date: November 23, 2015	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: November 23, 2015	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description
2.1+

Share Sale Agreement between BioNovion Holding B.V., Brabant Life Sciences Seed Fonds B.V., Spin Off Fonds Brabant B.V., BFF B.V., Aduro Biotech, Inc. and Aduro Netherlands Cöoperatief U.A., dated September 25, 2015.

3.1	Amended and Restated Certificate of Incorporation of Aduro Biotech, Inc. (1)

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc. (2)

4.1	Form of common stock certificate (3)

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014. (4)

10.1+	Office/Laboratory Lease between Seventh Street Properties VII, LLC and Aduro Biotech, Inc., dated September 11, 2015.

10.2	Offer of Employment between Blaine Templeman and Aduro Biotech, Inc., dated September 18, 2015.

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a).

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
(1)	Incorporated herein by reference to the same numbered exhibit of our current report on Form 8-K (File No. 001-37345) filed with the SEC on April 20, 2015.
(2)	Incorporated herein by reference to Exhibit 3.5 of our registration statement on Form S-1, as amended (File No. 333-202667), filed with the SEC on April 6, 2015.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-202667), as filed with the SEC on April 6, 2015.
(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-202667), as filed with the SEC on March 11, 2015.
+	Confidential treatment requested.
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