Form 10-Q
period 2016-03-31
ADURO BIOTECH, INC.
filed 2016-05-02
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Registrant’s Common Stock outstanding as of April 25, 2016 was 64,611,916.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$120,133	$150,456
Short-term marketable securities	281,848	265,198
Accounts receivable	1,867	4,846
Prepaid expenses and other current assets	9,723	4,004
Total current assets	413,571	424,504
Long-term marketable securities	6,479	15,391
Property and equipment, net	5,548	3,986
Goodwill	8,766	8,469
Intangible assets, net	30,471	29,400
Other assets	3,177	75
Total assets	$468,012	$481,825
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,226	$5,086
Accrued clinical trial and manufacturing expenses	10,614	5,522
Accrued expenses and other liabilities	10,207	5,412
Deferred revenue	15,046	15,046
Total current liabilities	41,093	31,066
Deferred rent	932	—
Contingent consideration	3,594	3,750
Deferred revenue	174,276	178,037
Deferred tax liabilities	7,840	7,350
Total liabilities	227,735	220,203
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2016 and December 31, 2015; and zero shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized March 31, 2016 and December 31, 2015; and 64,559,772 and 63,587,833 shares issued and outstanding at March 31, 2016 and December 31, 2015	6	6
Additional paid-in capital	369,009	362,807
Accumulated other comprehensive income (loss)	941	(339)
Accumulated deficit	(129,679)	(100,852)
Total stockholders’ equity	240,277	261,622
Total liabilities and stockholders’ equity	$468,012	$481,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Collaboration and license revenue	$3,983	$9,238
Grant revenue	47	336
Total revenue	4,030	9,574
Operating expenses:
Research and development	20,927	10,646
General and administrative	8,999	6,210
Amortization of intangible assets	137	—
Total operating expenses	30,063	16,856
Loss from operations	(26,033)	(7,282)
Loss from remeasurement of fair value of warrants	—	(9,342)
Interest income	454	—
Other (loss) income, net	(22)	8
Loss before income tax	(25,601)	(16,616)
Provision for income taxes	3,226	—
Net loss	$(28,827)	$(16,616)
Net loss per common share, basic and diluted	$(0.45)	$(39.97)
Shares used in computing net loss per common share, basic and diluted	63,802,391	415,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(28,827)	$(16,616)
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	151	—
Foreign currency translation adjustments	1,130	—
Comprehensive loss	$(27,546)	$(16,616)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(28,827)	$(16,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	93
Amortization of intangible assets	137	—
Accretion of discounts and amortization of premiums on marketable securities	550	—
Stock-based compensation	3,743	580
Excess tax benefit from stock-based compensation	(2,161)	—
Gain from remeasurement of fair value of contingent consideration	(317)	—
Loss from remeasurement of fair value of warrants	—	9,342
Changes in operating assets and liabilities:
Accounts receivable	2,979	2,622
Prepaid expenses and other assets	(6,021)	(776)
Accounts payable	140	1,018
Deferred revenue	(3,761)	(9,072)
Accrued clinical trial and manufacturing expenses	5,092	1,353
Accrued expenses and other liabilities	4,726	2,985
Net cash used in operating activities	(23,363)	(8,471)
Cash Flows from Investing Activities
Purchase of marketable securities	(138,564)	—
Proceeds from maturities of marketable securities	130,509	—
Purchase of property and equipment	(1,365)	(314)
Net cash used in investing activities	(9,420)	(314)
Cash Flows from Financing Activities
Deferred offering costs	—	(297)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	22,522
Excess tax benefit from stock-based compensation	2,161	—
Proceeds from exercise of stock options and warrants	299	88
Net cash provided by financing activities	2,460	22,313
Net (decrease) increase in cash and cash equivalents	(30,323)	13,528
Cash and cash equivalents at beginning of period	150,456	119,456
Cash and cash equivalents at end of period	$120,133	$132,984
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued offering costs	$—	$910
Purchase of property and equipment in accounts payable and accrued liabilities	$1,159	$214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Aduro Biotech, Inc., or the Company, is a clinical-stage immunotherapy company focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases. The Company’s first-in-class technology platforms, which are designed to harness the body's natural immune system, are being investigated in cancer indications and have the potential to expand into autoimmune and infectious diseases. The Company operates in one business segment.

The Company has developed three technology platforms, LADD, STING Pathway Activator and B-select monoclonal antibodies. The Company’s Live, Attenuated, Double-Deleted, or LADD, Listeria monocytogenes technology platform is engineered to express tumor-associated antigens to induce specific and targeted immune responses. Based on compelling clinical data in advanced cancers, this platform is being developed as a treatment for multiple indications, including pancreatic, ovarian, lung and prostate cancers, mesothelioma and glioblastoma. The Company’s STING Pathway Activator platform is designed to activate the intracellular Stimulator of Interferon Genes, or STING, receptor, resulting in a potent tumor-specific immune response. The Company’s B-select monoclonal antibody platform includes a number of immune modulating assets in research and preclinical development and is led by the Company’s wholly-owned subsidiary based in the Netherlands, Aduro Biotech Holdings, Europe B.V. (fka BioNovion Holding B.V.), or Aduro Biotech Europe. The Company is also collaborating with leading global pharmaceutical companies to expand its products and technology platforms.

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

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

A reclassification was made on the prior period condensed consolidated statement of operations in order to conform with current period presentation. Specifically, expense of $9.3 million for the three months ended March 31, 2015 has been reclassified from other income (expense), net to loss from remeasurement of fair value of warrants.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, contingent consideration, convertible preferred stock and related warrants, common stock and related warrants, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB voted to defer the effective date of the ASU by one year to December 15, 2017 for fiscal years, and interim periods within those periods, beginning after that date. Entities are permitted to adopt in accordance with the original effective date of December 15, 2016 if they choose. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeitures. The standard is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

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

In certain cases where there is limited activity or less transparency around the inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of the contingent consideration liability.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$85,450	$—	$—	$85,450
U.S. government and agency securities	—	191,225	—	191,225
Corporate debt securities	—	63,656	—	63,656
Commercial paper	—	54,890	—	54,890
Total	$85,450	$309,771	$—	$395,221
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$3,594	$3,594
Total	$—	$—	$3,594	$3,594

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$104,602	$—	$—	$104,602
U.S. government and agency securities	—	194,055	—	194,055
Corporate debt securities	—	74,918	—	74,918
Commercial paper	—	42,295	—	42,295
Total	$104,602	$311,268	$—	$415,870
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$3,750	$3,750
Total	$—	$—	$3,750	$3,750

The acquisition-date fair value of the contingent consideration liability represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value of the contingent consideration is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones. Changes in the fair value of the liability for contingent consideration, except for the impact of foreign currency, will be recognized in the condensed consolidated statements of operations until settlement.

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015. There were no transfers between the fair value measurement category levels during any of the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2015	$3,750
Net decrease in fair value upon remeasurement	(317)
Foreign currency impact on contingent consideration	161
Balance at March 31, 2016	$3,594

The following tables summarize the estimated value of the Company’s cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$13,185	$—	$—	$13,185
Money market funds	85,451	—	—	85,451
Commercial paper	19,498	—	—	19,498
U.S. government and agency securities	1,999	—	—	1,999
Total cash and cash equivalents	$120,133	$—	$—	$120,133
Marketable securities:
U.S. government and agency securities	$189,226	$48	$(12)	$189,262
Corporate debt securities	63,656	25	(8)	63,673
Commercial paper	35,392	—	—	35,392
Total marketable securities	$288,274	$73	$(20)	$288,327

	December 31, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,175	$—	$—	$15,175
Money market funds	104,602	—	—	104,602
Commercial paper	7,899	—	—	7,899
U.S. government and agency securities	22,780	—	—	22,780
Total cash and cash equivalents	$150,456	$—	$—	$150,456
Marketable securities:
U.S. government and agency securities	$171,416	$3	$(144)	$171,275
Corporate debt securities	74,958	38	(78)	74,918
Commercial paper	34,396	—	—	34,396
Total marketable securities	$280,770	$41	$(222)	$280,589

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of March 31, 2016 (in thousands):

	Amortized cost	Estimated Fair Value
Mature in one year or less	$281,796	$281,848
Mature after one year through two years	6,478	6,479
Total available-for-sale marketable securities	$288,274	$288,327

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Lab equipment	$3,306	$3,011
Computer and office equipment	1,037	959
Furniture and fixtures	308	306
Leasehold improvements	676	669
Construction in progress	2,238	698
Total property and equipment	7,565	5,643
Less: accumulated depreciation and amortization	(2,017)	(1,657)
Property and equipment, net	$5,548	$3,986

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $357,000 and $93,000, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Income tax payable	$3,865	$102
Professional and consulting services	2,602	1,650
Compensation and related benefits	2,032	2,765
Other	1,708	895
Total accrued expenses and other liabilities	$10,207	$5,412

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2015	$8,469
Foreign currency translation adjustment	297
Balance at March 31, 2016	$8,766

Intangible assets

The gross carrying amounts and net book value of our intangible assets were as follows (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,230	$232	$10,998
Total intangible assets with finite lives	11,230	232	10,998
Acquired IPR&D assets	19,473	—	19,473
Total intangible assets	$30,703	$232	$30,471

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,786	$89	$10,697
Total intangible assets with finite lives	10,786	89	10,697
Acquired IPR&D assets	18,703	—	18,703
Total intangible assets	$29,489	$89	$29,400

Intangible assets are carried at cost less accumulated amortization. The license agreement is being amortized over a period of 20 years and the amortization expense is recorded in operating expenses. The increase in the gross carrying amount of intangible assets as of March 31, 2016 compared to December 31, 2015 reflected a positive impact of foreign currency exchange which was primarily due to the strengthening of the Euro against the U.S. dollar.

Amortization expense was $137,000 and zero for the three months ended March 31, 2016 and 2015, respectively. Based on finite-lived intangible assets recorded as of March 31, 2016, the estimated future amortization expense is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2016 (remaining nine months)	$421
2017	562
2018	562
2019	562
2020	562

6. Collaboration Agreements

Pharma License Agreement

In connection with the acquisition of Aduro Biotech Europe in October 2015, the Company became party to an agreement with a third-party pharmaceutical company, or Pharma. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates.

In exchange for the licenses and research and development services under the agreement, Pharma paid Aduro Biotech Europe an upfront non-refundable cash payment of $15.0 million in April 2014. No amounts of this upfront payment were recognized in post-acquisition revenue. The Company is eligible to receive future contingent payments, including up to $156.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, the Company is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product.

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

The Company determined that all of the future contingent payments meet the definition of a milestone. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. No amounts had been recognized as revenue for any of these milestones for the three months ended March 31, 2016.

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

The Company recognizes revenue from collaboration, license or research arrangements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. The Company has determined that the license does not have stand-alone value separable from the co-development services to be performed under the agreement, with the Company participating in the research and development services. As a result, the Company recognizes revenue from the $200.0 million upfront fee received on a straight-line basis over its estimated performance period of 13.5 years, commencing in July 2015, the date of the Joint Steering Committee’s approval of the research and development plan. Changes in the estimated period of performance will be accounted for prospectively as a change in estimate. The Company will recognize substantive milestone payments in their entirety in the period in which the milestone is achieved. Non-substantive milestone payments will be recognized on a straight-line basis over the remaining performance period. Costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying condensed consolidated statements of operations. Reimbursement of research and development costs by Novartis is included in collaboration and license revenue. The Company will recognize revenue from the sale of any products commercialized pursuant to this collaboration in the United States, will retain 50% of the gross profits from such sales, and will pay the remaining 50% of the gross profits to Novartis. The Company will receive from Novartis 45% of gross profits for specified European countries and Japan. Profit sharing payments made to or received from Novartis are aggregated by product by territory and are reported as expenses or revenues, as applicable.

For the three months ended March 31, 2016, the Company recognized revenue from its collaboration with Novartis totaling $3.7 million related to amortization of the upfront fee. The remaining balance of the upfront fees of $188.9 million is included in deferred revenue at March 31, 2016.

Janssen ADU-214 Agreement

In November 2014, the Company entered into a Research and License Agreement with Janssen, or Janssen ADU-214 Agreement, to develop a drug for the treatment of lung cancer. Under the terms of the Janssen ADU-214 Agreement, the Company granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-214 for any and all uses. Janssen has agreed not to administer or cause to be administered ADU-214 in humans in clinical trials for the treatment of pancreatic cancer or mesothelioma. The Company was responsible for certain research and development activities from the effective date of the agreement until investigational new drug application, or IND, approval which occurred in the fourth quarter of 2015.

Since the inception of the Janssen ADU-214 Agreement through March 31, 2016, the Company received an upfront license fee of $30.0 million and substantive and non-substantive milestone payments of $11.0 million upon completion of various development activities. Under the terms of the Janssen ADU-214 Agreement, the Company is eligible to receive future contingent payments up to a total of $766.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale.

The upfront license fee of $30.0 million was recognized on a straight-line basis from the effective date of the agreement through October 2015.

Janssen ADU-741 and GVAX Prostate Agreements

In May 2014, the Company entered into a Research and License Agreement, or Janssen ADU-741 Agreement, and a GVAX Prostate License Agreement, or Janssen GVAX Prostate Agreement, with Janssen Biotech, Inc., or Janssen, a wholly-owned subsidiary of Johnson & Johnson Development Corporation, to collaborate on the development of a drug for the treatment of prostate cancer. Under the terms of the Janssen ADU-741 Agreement, the Company granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-741 for any and all uses. The Company is responsible for certain research and development activities from the effective date of the agreement until IND approval which occurred in the fourth quarter of 2015.

Since the inception of the Janssen ADU-741 Agreement through March 31, 2016, the Company received an upfront payment of $12.0 million and substantive and non-substantive milestone payments of $10.0 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, the Company is eligible to receive future contingent payments up to a total of $343.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

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

The upfront fees received totaling $12.5 million were recognized on a straight-line basis from the effective date of the agreements through October 2015. The Company recognized non-substantive milestone payments on a straight-line basis through October 2015.

7. Commitments and Contingencies

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

In September 2015, the Company entered into an Office/Laboratory Lease for approximately 56,000 square feet of office and laboratory space at a new facility located in Berkeley, California. The term of the lease commenced when the landlord delivered possession of the facility to the Company in March 2016. The Company has not yet occupied this space. The lease has an initial term of twelve years.

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

Rent expense was $256,000 and $110,000 for the three months ended March 31, 2016 and 2015, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses.

Indemnification

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

Legal

During the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. Management does not believe that there are currently any such claims that would have a material impact on the Company’s financial statements.

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

8. Equity Incentive Plans

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2016 the shares issuable under the 2015 Plan increased by 2,543,513. The Company had 7,237,724 shares available for future grant under the 2015 Plan as of March 31, 2016.

Stock option activity under the Company’s stock option plan was as follows:

	Options Outstanding
	Shares Available for Grant		Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2015	4,810,271		9,931,229	$5.29	$229,591
Authorized	2,543,513		—
Granted	(116,060)		116,060	14.21
Exercised	—		(177,413)	1.14
Canceled	—	(1)	(29,634)	1.12
Balance—March 31, 2016	7,237,724		9,840,242	$5.48	$93,560
Options exercisable—March 31, 2016			4,800,919	$1.88	$54,073
Options vested and expected to vest—March 31, 2016			9,566,505	$5.36	$91,553

(1)

This excludes 29,634 canceled options for the three months ended March 31, 2016 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The Company’s closing stock price as reported on the NASDAQ as of March 31, 2016 was $12.81.

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2016 the shares issuable under the 2015 ESPP increased by 635,878. The Company had 1,316,305 shares available for future issuance under the 2015 ESPP as of March 31, 2016.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$1,998	$145
General and administrative	1,745	435
Total stock-based compensation expense	$3,743	$580

At March 31, 2016, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $31.5 million, which the Company expects to recognize over an estimated weighted-average period of 2.6 years.

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model. The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2016:

	2015 Plan	2015 ESPP
Expected term (in years)	6.04 – 6.05	0.5
Volatility	73.0 – 74.0%	74.0%
Risk-free interest rate	1.25 – 1.72%	0.34%
Dividend yield	—%	—%

9. Income Taxes

Income tax expense for the three months ended March 31, 2016 and 2015 was approximately $3.2 million and zero, respectively. The income tax expense recorded for the first quarter of 2016 primarily related to current and deferred federal income taxes.

The Company accounts for uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes. As of March 31, 2016 and 2015, the total amount of unrecognized tax benefits was $1.4 million and $0.5 million, respectively. As of March 31, 2016 and 2015, $0.2 million and zero of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the majority of benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2016 and 2015, the Company accrued no interest and penalties in the condensed consolidated balance sheets. There were no interest and penalties included in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015. The Company does not expect the amount of existing unrecognized tax benefits to change significantly within the next 12 months.

The Company files income tax returns in the United States and the Netherlands. The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2010 through December 31, 2015. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

10. Net Loss per Common Share

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

	March 31,
	2016	2015
Convertible preferred stock	—	71,976,036
Options to purchase common stock	9,840,242	8,955,011
Convertible preferred stock warrants	—	108,006
Common stock warrants	134,727	1,154,270
Total	9,974,969	82,193,323

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead LADD product candidate, CRS-207, is an immuno-oncology therapy, which is a class of therapies that leverage the patient’s immune system to slow the growth and spread of, or eliminate, tumor cells). Immuno-oncology is an emerging field of cancer therapy that aims to activate the immune system in the tumor microenvironment to create and enhance anti-tumor immune responses, as well as to overcome the immuno-suppressive mechanisms that cancer cells have developed against the immune system. Recent developments in the field of immuno-oncology, including checkpoint inhibitors—therapies that have mechanisms focused on unmasking hidden cancer cells—have shown the potential to provide dramatic efficacy and extended survival, even in cancers where conventional therapies, such as surgery, chemotherapy and radiotherapy, have failed. The immunotherapy field is rapidly advancing with new immuno-oncology combinations that focus on strengthening therapeutic efficacy in a wide range of cancers. We intend to pursue a broad strategy of combining our technology platforms with conventional and novel immuno-oncology therapies, based on their mechanisms of action, safety profiles and versatility.

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

We are developing a pipeline of proprietary product candidates on our own and through partnerships. We have developed two LADD product candidates in collaboration with Janssen Biotech, Inc., or Janssen, targeting prostate and lung cancers and STING Activator product candidates in oncology under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis. In addition, led by Aduro Biotech Europe Holdings, Europe B.V. (fka BioNovion Holding B.V.), or Aduro Biotech Europe, we are developing monoclonal antibodies, or mAbs, with the potential to yield novel immunotherapy combinations. We have intellectual property protection on our LADD and STING Pathway Activator technology platforms and each of our product candidates, which we believe we will maintain into the 2030s.

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result we have incurred significant losses. We have funded our operations primarily through the sale of common stock and convertible preferred stock, the issuance of convertible promissory notes, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $28.8 million and $16.6 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, our accumulated deficit was $129.7 million.

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

Prior to the IPO, our convertible preferred stock warrants were exercisable into shares that were contingently redeemable. Our common stock warrants were subject to performance conditions that could have resulted in the issuance of a variable number of shares. As such, these warrants were classified as liabilities in the condensed consolidated balance sheets at their estimated fair values, and we recorded the change in the estimated fair values each reporting period as loss from remeasurement of fair value of warrants. We continued to record adjustments to the estimated fair values of the convertible preferred stock warrants until they converted into common stock warrants upon the closing of the IPO. We also continued to record adjustments to the estimated fair value of our common stock warrants until the performance conditions lapsed in April 2015, at which time they were reclassified to additional paid-in capital.

Interest Income

Interest income consists of interest income from our cash equivalents and marketable securities.

Other (Loss) Income, Net

Other (loss) income, net, consists of foreign currency transaction gains and losses.

Provision for Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the availability of research and development tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$3,983	$9,238	$(5,255)
Grant revenue	47	336	(289)
Total revenue	4,030	9,574	(5,544)
Operating expenses:
Research and development	20,927	10,646	10,281
General and administrative	8,999	6,210	2,789
Amortization of intangibles	137	—	137
Total operating expenses	30,063	16,856	13,207
Loss from operations	(26,033)	(7,282)	(18,751)
Loss from remeasurement of fair value of warrants	—	(9,342)	9,342
Interest income	454	—	454
Other (loss) income, net	(22)	8	(30)
Loss before income tax	(25,601)	(16,616)	(8,985)
Provision for income taxes	3,226	—	3,226
Net loss	$(28,827)	$(16,616)	$(12,211)

Revenue

Collaboration and license revenue was $4.0 million for the three months ended March 31, 2016, a decrease of $5.3 million compared to the three months ended March 31, 2015. The decrease was primarily due to deferred revenue from the Janssen collaboration agreements.

Grant revenue was $47,000 for the three months ended March 31, 2016, a decrease of $289,000 compared to the three months ended March 31, 2015, primarily due to grants expiring in 2015.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Contract manufacturing	$7,863	$1,596	$6,267
Stock-based compensation expense	1,998	145	1,853
Clinical development	4,071	2,985	1,086
Outside professional services	1,041	141	900
Contract research	736	181	555
Facility costs	296	92	204
Compensation and related personnel costs	3,563	3,751	(188)
Other research and development costs	1,359	1,755	(396)
Total research and development	$20,927	$10,646	$10,281

Research and development expenses were $20.9 million for the three months ended March 31, 2016, an increase of $10.3 million compared to the three months ended March 31, 2015. The increase was primarily attributed to a $6.3 million increase in contract manufacturing expense related to higher manufacturing and process development costs for GVAX pancreas and development programs in collaboration with Janssen and Novartis. During the first quarter of 2016, research and development expenses also increased due to a $1.9 million increase in stock-based compensation expense and a $1.1 million increase in clinical development expenses associated with ongoing trials for pancreatic and ovarian cancer and mesothelioma.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Stock-based compensation expense	$1,745	$435	$1,310
Other general and administrative	811	243	568
Compensation and related personnel costs	3,037	2,628	409
Facility costs	636	227	409
Outside professional services	2,770	2,677	93
Total general and administrative	$8,999	$6,210	$2,789

General and administrative expenses were $9.0 million for the three months ended March 31, 2016, an increase of $2.8 million compared to the three months ended March 31, 2015. The increase was primarily related to a $1.3 million increase in stock-based compensation expense, a $0.6 million increase in other general and administrative expenses primarily related to insurance and business taxes, a $0.4 million increase in personnel related expenses and a $0.4 million increase in facility costs due to expansion of our facilities to support company growth.

Loss from Remeasurement of Fair Value of Warrants

Loss from remeasurement of fair value of warrants was zero for the three months ended March 31, 2016, a decrease of $9.3 million compared to the three months ended March 31, 2015. As of April 2015, all of the convertible preferred stock warrants and common stock warrants were no longer subject to remeasurement due to the IPO or expiration of the performance condition and the total fair value was expensed on the statement of operations.

Interest Income

Interest income was $0.5 million for the three months ended March 31, 2016, an increase of $0.5 million compared to the three months ended March 31, 2015. The interest income earned in 2016 relates to interest earned from our funds invested in cash equivalents and marketable securities.

Provision for Income Taxes

Provision for income taxes was $3.2 million for the three months ended March 31, 2016, compared to zero in 2015. The income tax expense recorded for the first quarter of 2016 primarily related to current and deferred federal income taxes.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents and marketable securities of $408.5 million. We believe that our available cash and cash equivalents and marketable securities and anticipated funding from our collaboration agreements will be sufficient to fund our planned operations through 2018. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,363)	$(8,471)
Investing activities	(9,420)	(314)
Financing activities	2,460	22,313
Net change in cash and cash equivalents	$(30,323)	$13,528

Operating Activities

Net cash used in operating activities was $23.4 million for the three months ended March 31, 2016, compared to $8.5 million for the three months ended March 31, 2015. The increase in net cash used in operating activities was primarily due to higher net loss from operations resulting from increased operating expenses.

Investing Activities

Net cash used in investing activities was $9.4 million for the three months ended March 31, 2016, compared to $0.3 million for the three months ended March 31, 2015. The increase in net cash used in investing activities was primarily due to the purchase of $138.6 million of marketable securities and purchase of $1.4 million of property and equipment, partially offset by proceeds from maturities of marketable securities of $130.5 million.

Financing Activities

Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2016, compared to $22.3 million for the three months ended March 31, 2015. The decrease was primarily related to net proceeds from the issuance of our convertible preferred stock in March 2015.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies during the three months ended March 31, 2016 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

There were no material changes during the three months ended March 31, 2016 to our contractual obligations and commitments described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2016 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Operating Officer, and our Principal Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our President and Chief Executive Officer and our Chief Operating Officer and our Principal Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 7 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a further discussion of our legal proceedings.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

We have incurred net losses in every year since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2016 and 2015, we reported a net loss of $28.8 million and $16.6 million, respectively. As of March 31, 2016, we had an accumulated deficit of $129.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. As of March 31, 2016, our cash and cash equivalents and marketable securities were $408.5 million. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and costs associated with, obtaining regulatory approvals for our product candidates if clinical trials are successful;
•	the cost of commercialization activities for our product candidates, if any of our product candidates is approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization and product launch;
•	our ability to establish and maintain, strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any;
•	the emergence of competing cancer therapies and combinations; and
•	other adverse market developments.

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

We are developing our pipeline of immuno-oncology product candidates via our technology platforms. Immuno-oncology encompasses a class of therapies that leverage the patient’s immune system to slow the growth and spread of, or eliminate, tumor cells. Any products we develop may not effectively modulate the immune response to slow the spread of or eliminate cancer cells. The scientific evidence to support the feasibility of developing product candidates based on impacting the anti-tumor immune response is preliminary and limited. Advancing these novel immuno-oncology therapies creates significant challenges for us, including, among others:

•	obtaining approval from regulatory authorities to conduct clinical trials with our product candidates;
•	successful completion of preclinical studies and successful enrollment of clinical trials with favorable results;
•	obtaining approvals from regulatory authorities to conduct clinical trials, manufacture and market our product candidates;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing and distribution capabilities;
•	manufacturing our product candidates at an acceptable cost;

•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with Janssen, Novartis or other partners;
•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors; and
•	effectively competing with other cancer therapies.

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

We do not have any products that have gained regulatory approval. Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, CRS-207, and GVAX Pancreas. CRS-207, GVAX Pancreas and our other product candidates are in the early stages of development. CRS-207 in combination with GVAX Pancreas is currently being tested in two Phase 2b clinical trials known as ECLIPSE and STELLAR in metastatic pancreatic cancer, and we expect to advance CRS-207 in combination with standard-of-care chemotherapy into Phase 3 clinical development for mesothelioma. Our ability to develop, obtain regulatory approval for, and successfully commercialize CRS-207 and GVAX Pancreas effectively will depend on several factors, including the following:

•

successful completion of our Phase 2b ECLIPSE clinical trial or other clinical trials, which will depend substantially upon the satisfactory performance of third-party contractors including clinical investigators who may sponsor our trials;

•	successful achievement of the objectives of our Phase 2b ECLIPSE clinical trial, including the demonstration of a survival benefit and a favorable risk-benefit outcome;
•	receipt of marketing approvals for CRS-207 and GVAX Pancreas from the U.S. Food and Drug Administration, or FDA, and similar regulatory authorities outside the United States;
•	establishing commercial manufacturing, supply and distribution arrangements;
•	establishing a commercial infrastructure;
•	acceptance of the product by patients, the medical community and third-party payors;
•	establishing market share while competing with other therapies;
•	successfully executing our pricing and reimbursement strategy;
•	a continued acceptable safety and adverse event profile of the product following regulatory approval; and
•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering the product.

All of our product candidates, including CRS-207 and GVAX Pancreas, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. If we are unable to develop or receive marketing approval for CRS-207 or GVAX Pancreas in a timely manner or at all, our business, financial condition and results of operations may be materially adversely affected.

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

•	obtaining institutional review board, or IRB, approval at each site;
•	recruiting suitable patients to participate in a trial and achieving an acceptable distribution of such patients based on treating institution and geography;
•	patients not completing a trial or not completing post-treatment follow-up;
•	clinical sites deviating from trial protocol, instructions or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

Our product candidates may cause undesirable side effects or may have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, if approved, or result in significant negative consequences.

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

To date, patients treated with CRS-207 have experienced drug-related side effects including Grade 3 adverse events, or AEs, which are considered moderate, and Grade 4 AEs which are considered severe. In our Phase 2a clinical trial of CRS-207 and GVAX Pancreas, the most frequent drug-related Grade 3 or 4 AE was lymphopenia (an abnormally low level of white blood cells), with three patients experiencing Grade 3 lymphopenia and two patients experiencing Grade 4 lymphopenia. Lymphopenia is expected based on prior nonclinical studies and CRS-207’s mechanism of action, and the AEs of lymphopenia were self-correcting or did not reveal an unexpected pattern of toxicity. We currently do not plan to alter our development plan for CRS-207 based on these observed AEs of lymphopenia. There were no other Grade 4 AEs, and there were no other Grade 3 AEs with frequencies higher than five percent in either arm. The most common Grade 3 AEs were transient lymphopenia, fevers, elevated liver enzymes and fatigue. One Grade 3 serious AE of listeriosis was reported. At the request of the patient and the investigator, this patient continued to receive study treatment.

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

We are subject to a multitude of manufacturing, supply chain, storage and distribution risks, any of which could substantially increase our costs and limit the supply of our product candidates.

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
•

challenges to and protecting our contractual and intellectual property rights, including in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

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

As of March 31, 2016, we had 122 full-time employees, including 88 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management, and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis or reasonable economic terms when needed, or at all. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not succeed in further developing and commercializing our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

•	product labeling or product insert requirements of the FDA or other regulatory authorities, including limitations or warnings;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
•	adverse publicity or ethical or social controversies related to the use of our technologies or similar technologies;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

If our product candidates are approved but fail to achieve or maintain market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

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

Our insurance coverage may not adequately protect us in the event of a product liability or other claims.

We currently hold $5.0 million in product liability insurance in the aggregate, which we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise. In addition, if we are unable to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims, the commercialization of products we develop, alone or with corporate collaborators could be delayed or inhibited.

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

We depend and plan to continue to depend upon independent investigators, other third parties and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical and clinical trials under agreements with us. We have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We rely and plan to continue relying heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We may not realize the benefits of acquisitions, including our acquisition of Aduro Biotech Europe, or other strategic transactions.

We acquired Aduro Biotech Europe in October 2015, and may acquire other businesses, products or technologies, as well as pursue strategic alliances, joint ventures or investments in complementary businesses. The success of acquisitions, including our acquisition of Aduro Biotech Europe, and any future strategic transactions, depends on a number of risks and uncertainties, including:

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, Aduro Biotech Europe’s B-select antibody platform may fail to identify product candidates that are safe and effective, or at all. Additionally, foreign acquisitions, including our acquisition of Aduro Biotech Europe are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to health care systems that could impact our ability to sell our products profitably. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted. The Affordable Care Act and its implementing regulations, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-

party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates, and to use our related proprietary technologies without infringing the intellectual property rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing our product candidates. In addition, in any such proceeding or litigation, we could also be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

While our product candidates are in preclinical studies and clinical trials, we believe that their use in these preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which generally exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We attempt to ensure that our product candidates and the methods we employ to manufacture them, as well as the methods for their use that we intend to promote, do not infringe other parties’ patents and other proprietary rights. We cannot assure you they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

•	We or our licensors might not have been the first to file patent applications covering certain of our inventions.
•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	It is possible that our pending patent applications will not lead to issued patents.
•	Issued patents that we own or have licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges.
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

The trading price of our common stock has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume and as a result of the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q among others. These factors include:

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

At March 31, 2016, we had $408.5 million of cash and cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since March 31, 2016, we cannot assure you that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

In the future, when we may not be exempt from various reporting requirements. For example, the Sarbanes-Oxley Act requires us, among other things, to assess the effectiveness of our internal control over financial reporting annually and to assess the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act (“Section 404”) would require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

From January 1, 2016 to March 31, 2016, we issued 794,526 shares of common stock pursuant to the cash exercise of warrants to purchase our common stock at an exercise prices ranging from $0.0001 to $1.658 per share. We received cash proceeds of approximately $78,585 from the exercise of such warrants. These warrants were issued to five accredited investors.

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

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 15, 2015. As of March 31, 2016, we had used approximately $96.0 million of the proceeds from our IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 2, 2016, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen. The Sales Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Cowen, acting as sales agent, shares of our common stock having an aggregate offering price of up to $100,000,000, which we refer to as the Shares. We have no obligation to sell any Shares under the Sales Agreement. The sale of the Shares by Cowen will be effected pursuant to a Registration Statement on Form S-3 to be filed by us.

Pursuant to the Sales Agreement, each time we wish to issue and sell Shares under the Sales Agreement, which we refer to as a Placement, we will notify Cowen with a placement notice containing the parameters within which we desire to sell the Shares, which shall at a minimum include the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made.

Upon delivery of a placement notice by us, and unless the sale of the Shares described therein has been declined, suspended or otherwise terminated in accordance with the terms of the Sales Agreement, Cowen, as agent, will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell on behalf of us such Shares up to the amount specified, and otherwise in accordance with the terms of such placement notice.

Pursuant to the Sales Agreement, Cowen may sell the Shares by any method permitted by law deemed to be an “at the market offering” under Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Select Market, on any other existing trading market for our common stock or to or through a market maker. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds from each Placement.

The Sales Agreement may be terminated by Cowen or us at any time upon notice to the other party, or by Cowen at any time in certain circumstances, including but not limited to the occurrence of a material adverse change to us.

The foregoing description of the Sales Agreement is qualified in its entirety by reference to the Sales Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aduro Biotech, Inc.
Date: May 2, 2016	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: May 2, 2016	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

10.1	Common Stock Sales Agreement between Aduro Biotech, Inc. and Cowen and Company, LLC, dated May 2, 2016.					X

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.