Form 10-Q
period 2016-06-30
ADURO BIOTECH, INC.
filed 2016-08-03
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2016 was 64,754,256.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aduro,” and “the Company” refer to Aduro Biotech, Inc. and its consolidated subsidiaries. Aduro, Aduro Biotech, the Aduro logo and other trade names, trademarks or service marks of Aduro are the property of Aduro Biotech, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$105,938	$150,456
Short-term marketable securities	287,415	265,198
Accounts receivable	1,384	4,846
Prepaid expenses and other current assets	13,078	4,004
Total current assets	407,815	424,504
Long-term marketable securities	3,566	15,391
Property and equipment, net	17,227	3,986
Goodwill	8,572	8,469
Intangible assets, net	29,659	29,400
Restricted cash	468	—
Other assets	2,747	75
Total assets	$470,054	$481,825
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,398	$5,086
Accrued clinical trial and manufacturing expenses	13,878	5,522
Accrued expenses and other liabilities	8,459	5,412
Deferred revenue	15,171	15,046
Total current liabilities	39,906	31,066
Deferred rent	2,952	—
Contingent consideration	3,508	3,750
Deferred revenue	170,370	178,037
Deferred tax liabilities	7,379	7,350
Total liabilities	224,115	220,203
Stockholders’ equity:
Commitments and contingencies
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2016 and December 31, 2015; and zero shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized June 30, 2016 and December 31, 2015; and 64,690,718 and 63,587,833 shares issued and outstanding at June 30, 2016 and December 31, 2015	6	6
Additional paid-in capital	372,924	362,807
Accumulated other comprehensive income (loss)	392	(339)
Accumulated deficit	(127,383)	(100,852)
Total stockholders’ equity	245,939	261,622
Total liabilities and stockholders’ equity	$470,054	$481,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Collaboration and license revenue	$38,938	$9,623	$42,921	$18,861
Grant revenue	41	260	88	596
Total revenue	38,979	9,883	43,009	19,457
Operating expenses:
Research and development	26,882	13,533	47,809	24,179
General and administrative	8,700	5,882	17,699	12,092
Amortization of intangible assets	140	—	277	—
Total operating expenses	35,722	19,415	65,785	36,271
Income (loss) from operations	3,257	(9,532)	(22,776)	(16,814)
Loss from remeasurement of fair value of warrants	—	(16,735)	—	(26,077)
Interest income	520	—	974	—
Other (loss) income, net	(9)	7	(31)	15
Income (loss) before income tax	3,768	(26,260)	(21,833)	(42,876)
Provision for income taxes	1,472	—	4,698	—
Net income (loss)	$2,296	$(26,260)	$(26,531)	$(42,876)
Net income (loss) per common share, basic	$0.04	$(0.50)	$(0.41)	$(1.61)
Net income (loss) per common share, diluted	$0.03	$(0.50)	$(0.41)	$(1.61)
Shares used in computing net loss per common share, basic	64,434,903	52,653,344	64,138,737	26,678,848
Shares used in computing net loss per common share, diluted	71,473,807	52,653,344	64,138,737	26,678,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$2,296	$(26,260)	$(26,531)	$(42,876)
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	69	—	220	—
Foreign currency translation adjustments	(619)	—	511	—
Comprehensive income (loss)	$1,746	$(26,260)	$(25,800)	$(42,876)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(26,531)	$(42,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	739	219
Amortization of intangible assets	277	—
Accretion of discounts and amortization of premiums on marketable securities	1,045	—
Stock-based compensation	7,068	3,345
Excess tax benefit from stock-based compensation	(2,185)	—
Gain from remeasurement of fair value of contingent consideration	(317)	—
Loss from remeasurement of fair value of warrants	—	26,077
Changes in operating assets and liabilities:
Accounts receivable	3,462	2,092
Prepaid expenses and other assets	(9,074)	(1,962)
Restricted cash	(468)	—
Accounts payable	(2,814)	893
Deferred consideration from Novartis collaboration	—	200,000
Deferred revenue	(7,542)	(18,264)
Accrued clinical trial and manufacturing expenses	8,356	831
Accrued expenses and other liabilities	2,094	3,370
Net cash (used in) provided by operating activities	(25,890)	173,725
Cash Flows from Investing Activities
Purchase of marketable securities	(244,250)	—
Proceeds from maturities of marketable securities	233,108	—
Purchase of property and equipment	(10,536)	(1,165)
Net cash used in investing activities	(21,678)	(1,165)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	151,027
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	22,522
Excess tax benefit from stock-based compensation	2,185	—
Proceeds from exercise of stock options and warrants	351	302
Proceeds from employee stock purchase plan	514	—
Net cash provided by financing activities	3,050	173,851
Net (decrease) increase in cash and cash equivalents	(44,518)	346,411
Cash and cash equivalents at beginning of period	150,456	119,456
Cash and cash equivalents at end of period	$105,938	$465,867
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$8,600	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of convertible preferred stock to common stock	$—	$164,964
Reclassification of warrant liabilities to additional paid-in capital	$—	$27,066
Accrued offering costs	$—	$742
Purchase of property and equipment in accounts payable and accrued liabilities	$4,135	$123

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Aduro Biotech, Inc., or the Company, is an immunotherapy company focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases. The Company’s technology platforms, which are designed to harness the body's natural immune system, are being investigated in cancer indications and have the potential to expand into autoimmune and infectious diseases. The Company operates in one business segment.

The Company has developed three technology platforms, Live, Attenuated, Double-Deleted or LADD, STING Pathway Activator and B-select monoclonal antibodies. The Company’s LADD technology platform is based on proprietary attenuated strains of Listeria that have been engineered to express tumor-associated antigens to induce specific and targeted immune responses. This platform is being developed as a treatment for multiple indications, including mesothelioma, ovarian, pancreatic, lung and prostate cancers, and glioblastoma. The Company’s STING Pathway Activator platform is designed to activate the intracellular Stimulator of Interferon Genes, or STING, receptor, resulting in a potent tumor-specific immune response. The Company’s B-select monoclonal antibody platform includes a number of immune modulating assets in research and preclinical development and is led by the Company’s wholly-owned subsidiary based in the Netherlands, Aduro Biotech Holdings, Europe B.V. (fka BioNovion Holding B.V.), or Aduro Biotech Europe. The Company is also collaborating with leading global pharmaceutical companies to expand its products and technology platforms.

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

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, contingent consideration, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB voted to defer the effective date of the ASU by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date. Entities are permitted to adopt ASU 2014-09 in accordance with the original effective date of December 15, 2016 if they choose. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company will recognize an allowance for credit losses on available-for-sale securities rather than deductions in amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$79,037	$—	$—	$79,037
U.S. government and agency securities	—	184,541	—	184,541
Corporate debt securities	—	71,930	—	71,930
Commercial paper	—	52,141	—	52,141
Total	$79,037	$308,612	$—	$387,649
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$3,508	$3,508
Total	$—	$—	$3,508	$3,508

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$104,602	$—	$—	$104,602
U.S. government and agency securities	—	194,055	—	194,055
Corporate debt securities	—	74,918	—	74,918
Commercial paper	—	42,295	—	42,295
Total	$104,602	$311,268	$—	$415,870
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$3,750	$3,750
Total	$—	$—	$3,750	$3,750

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015. There were no transfers between the fair value measurement category levels during any of the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2015	$3,750
Net decrease in fair value upon remeasurement	(317)
Foreign currency impact on contingent consideration	75
Balance at June 30, 2016	$3,508

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$9,157	$—	$—	$9,157
Money market funds	79,037	—	—	79,037
Commercial paper	17,744	—	—	17,744
Total cash and cash equivalents	$105,938	$—	$—	$105,938
Marketable securities:
U.S. government and agency securities	$184,541	$105	$(5)	$184,641
Corporate debt securities	71,930	25	(11)	71,944
Commercial paper	34,396	—	—	34,396
Total marketable securities	$290,867	$130	$(16)	$290,981

	December 31, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,175	$—	$—	$15,175
Money market funds	104,602	—	—	104,602
Commercial paper	7,899	—	—	7,899
U.S. government and agency securities	22,780	—	—	22,780
Total cash and cash equivalents	$150,456	$—	$—	$150,456
Marketable securities:
U.S. government and agency securities	$171,416	$3	$(144)	$171,275
Corporate debt securities	74,958	38	(78)	74,918
Commercial paper	34,396	—	—	34,396
Total marketable securities	$280,770	$41	$(222)	$280,589

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of June 30, 2016 (in thousands):

	Amortized cost	Estimated Fair Value
Mature in one year or less	$287,303	$287,415
Mature after one year through two years	3,564	3,566
Total available-for-sale marketable securities	$290,867	$290,981

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Lab equipment	$3,433	$3,011
Computer and office equipment	1,264	959
Furniture and fixtures	313	306
Leasehold improvements	703	669
Construction in progress	13,910	698
Total property and equipment	19,623	5,643
Less: accumulated depreciation and amortization	(2,396)	(1,657)
Property and equipment, net	$17,227	$3,986

Depreciation and amortization expense was $382,000 and $126,000 for the three months ended June 30, 2016 and 2015, respectively, and $739,000 and $219,000 for the six months ended June 30, 2016 and 2015, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued construction in progress	$3,971	$-
Compensation and related benefits	2,310	2,765
Professional and consulting services	1,118	1,650
Other	1,060	997
Total accrued expenses and other liabilities	$8,459	$5,412

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2015	$8,469
Foreign currency translation adjustment	103
Balance at June 30, 2016	$8,572

Intangible assets

The gross carrying amounts and net book value of our intangible assets were as follows (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,982	$366	$10,616
Total intangible assets with finite lives	10,982	366	10,616
Acquired IPR&D assets	19,043	—	19,043
Total intangible assets	$30,025	$366	$29,659

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,786	$89	$10,697
Total intangible assets with finite lives	10,786	89	10,697
Acquired IPR&D assets	18,703	—	18,703
Total intangible assets	$29,489	$89	$29,400

Intangible assets are carried at cost less accumulated amortization. The license agreement is being amortized over a period of 20 years and the amortization expense is recorded in operating expenses. The increase in the gross carrying amount of intangible assets as of June 30, 2016 compared to December 31, 2015 reflected a positive impact of foreign currency exchange which was primarily due to the strengthening of the Euro against the U.S. dollar.

Amortization expense was $140,000 and $277,000 for the three and six months ended June 30, 2016, respectively. There was no amortization expense for the comparable periods in 2015. Based on finite-lived intangible assets recorded as of June 30, 2016, the estimated future amortization expense is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2016 (remaining six months)	$275
2017	549
2018	549
2019	549
2020	549

6. Collaboration Agreements

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

Under the Novartis Agreement, the Company received an upfront payment of $200.0 million in April 2015. During the second quarter of 2016, the Company earned a $35.0 million development milestone upon initiation of a Phase 1 trial for the first STING product candidate, ADU-S100, and recognized the payment as revenue in the period. The Company is also eligible to receive up to an additional $215.0 million in development milestones and up to an additional $250.0 million in regulatory approval milestones.

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

For the three and six months ended June 30, 2016, the Company recognized revenue from its collaboration with Novartis totaling $3.7 million and $7.4 million, respectively, related to amortization of the upfront fee. The remaining balance of the upfront fees of $185.2 million is included in deferred revenue at June 30, 2016.

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

Since the inception of the Janssen ADU-214 Agreement through June 30, 2016, the Company received an upfront license fee of $30.0 million and substantive and non-substantive milestone payments of $21.0 million upon completion of various development activities. Under the terms of the Janssen ADU-214 Agreement, the Company is eligible to receive future contingent payments up to a total of $766.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale.

The upfront license fee of $30.0 million was recognized on a straight-line basis from the effective date of the agreement through October 2015. In addition the Company recognized milestone payments of $21.0 million in 2015 as all performance obligations were achieved.

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

Since the inception of the Janssen ADU-741 Agreement through June 30, 2016, the Company received an upfront payment of $12.0 million and substantive and non-substantive milestone payments of $10.0 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, the Company is eligible to receive future contingent payments up to a total of $343.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

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

The upfront fees received totaling $12.5 million were recognized on a straight-line basis from the effective date of the agreements through October 2015. In addition, the Company recognized milestone payments of $10 million in 2015 as all performance obligations were achieved.

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

The Company is eligible to receive future contingent payments, including up to $312.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, the Company is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product.

The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company determined that none of the deliverables have standalone value; all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting.

The Company determined that all of the future contingent payments meet the definition of a milestone. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. No amounts had been recognized as revenue for any of these milestones for the three and six months ended June 30, 2016.

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

In September 2015, the Company entered into an Office/Laboratory Lease for approximately 56,000 square feet of office and laboratory space at a new facility located in Berkeley, California. The Company began incurring rent expense when the landlord delivered possession of the facility to the Company in March 2016. During the second quarter of 2016, the Company amended the lease to include approximately 7,000 additional square feet and on June 30, 2016 the Company exercised its option for approximately 41,000 additional square feet, representing the remaining space within the facility. The lease has an initial term of twelve years, which was extended to approximately thirteen and a half years as a result of the option exercised on June 30, 2016. The Company has the right to further extend the lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term.

During 2016, we established a letter of credit with Bank of America Merrill Lynch as security for the lease in the amount of $0.5 million. The letter of credit is collateralized by a certificate of deposit for $0.5 million which has been included in restricted cash in the consolidated balance sheet as of June 30, 2016.

The Company also has office and laboratory space in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the lease is through December 2017, with a one-year renewal option.

Rent expense was $1.0 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $0.3 million for the six months ended June 30, 2016 and 2015. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the Company’s office leases at June 30, 2016 are as follows (in thousands):

Year Ending December 31,	Amounts
2016 (remaining six months)	$1,771
2017	3,652
2018	4,872
2019	4,647
2020	4,786
Thereafter	48,457
Total	$68,185

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

Legal

We are not party to any material legal proceedings at this time.  From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2016 the shares issuable under the 2015 Plan increased by 2,543,513. The Company had 6,483,623 shares available for future grant under the 2015 Plan as of June 30, 2016.

Stock option activity under the Company’s stock option plan was as follows:

	Options Outstanding
	Shares Available for Grant		Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2015	4,810,271		9,931,229	$5.29	$229,591
Authorized	2,543,513		—
Granted	(878,160)		878,160	12.36
Exercised	—		(214,828)	1.14
Canceled	7,999	(1)	(42,161)	6.72
Balance—June 30, 2016	6,483,623		10,552,400	$5.96	$81,122
Options exercisable—June 30, 2016			5,258,844	$2.53	$50,394
Options vested and expected to vest—June 30, 2016			10,457,538	$5.84	$81,122

(1)

This excludes 34,162 canceled options for the six months ended June 30, 2016 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The Company’s closing stock price as reported on the NASDAQ as of June 30, 2016 was $11.31. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2016 was $0.4 million and $3.9 million, respectively.

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2016 the shares issuable under the 2015 ESPP increased by 635,878. The Company had 1,259,761 shares available for future issuance under the 2015 ESPP as of June 30, 2016.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$1,971	$606	$3,969	$751
General and administrative	1,354	2,159	3,099	2,594
Total stock-based compensation expense	$3,325	$2,765	$7,068	$3,345

As of June 30, 2016, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $33.8 million, which the Company expects to recognize over an estimated weighted-average period of 2.5 years.

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model. The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the six months ended June 30, 2016:

	2015 Plan		2015 ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	2.00 - 6.05	5.30 - 6.20	0.5	0.5
Volatility	73.0 - 75.0%	70.2 - 85.2%	73.8%	71.7%
Risk-free interest rate	1.25 - 1.72%	0.80 - 2.05%	0.36%	0.10%
Dividend yield	—%	—%	—%	—%

9. Income Taxes

Income tax expense for the three months ended June 30, 2016 and 2015 was approximately $1.5 million and zero, respectively, and $4.7 million and zero for the six months ended June 30, 2016 and 2015, respectively. The income tax expense recorded for the first half of 2016 primarily related to current and deferred federal income taxes.

The Company accounts for uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes. As of June 30, 2016 and 2015, the total amount of unrecognized tax benefits was $1.4 million and $0.7 million, respectively. As of June 30, 2016 and 2015, $0.2 million and zero of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the majority of benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2016 and 2015, the Company accrued no interest and penalties in the condensed consolidated balance sheets. There were no interest and penalties included in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015. The Company does not expect the amount of existing unrecognized tax benefits to change significantly within the next 12 months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$2,296	$(26,260)	$(26,531)	$(42,876)
Shares used in computing basic net income (loss) per common share	64,434,903	52,653,344	64,138,737	26,678,848
Add effect of dilutive securities:
Stock options	6,949,706	—	—	—
Common stock warrants	89,198	—	—	—
Shares used in computing diluted net income (loss) per common share	71,473,807	52,653,344	64,138,737	26,678,848
Net income (loss) per common share, basic	$0.04	$(0.50)	$(0.41)	$(1.61)
Net income (loss) per common share, diluted	$0.03	$(0.50)	$(0.41)	$(1.61)

The following securities were excluded from diluted net income (loss) per common share because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	2,061,539	9,581,168	10,552,400	9,581,168
Common stock warrants	2,664	968,541	97,621	968,541
Total	2,064,203	10,549,709	10,650,021	10,549,709

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, strategies, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases. Our technology platforms, which are designed to harness the body's natural immune system, are being investigated in cancer indications and have the potential to expand into autoimmune and infectious diseases. Immuno-oncology is an emerging field of cancer therapy that aims to activate the immune system in the tumor microenvironment to create and enhance anti-tumor immune responses, as well as to overcome the immuno-suppressive mechanisms that cancer cells have developed against the immune system. Recent developments in the field of immuno-oncology, including checkpoint inhibitors—therapies that have mechanisms focused on unmasking hidden cancer cells—have shown the potential to provide efficacy and extended survival, even in cancers where conventional therapies, such as surgery, chemotherapy and radiotherapy, have failed. The immunotherapy field is rapidly advancing with new immuno-oncology combinations that focus on strengthening therapeutic efficacy in a wide range of cancers. We intend to pursue a broad strategy of combining our technology platforms with conventional and novel immuno-oncology therapies, based on their mechanisms of action, safety profiles and versatility.

Our LADD (Live, Attenuated, Double-Deleted) technology platform is based on proprietary attenuated strains of Listeria that have been engineered to express tumor-associated antigens to induce specific and targeted immune responses. One of our LADD product candidates, CRS-207, expresses the antigen mesothelin and is currently being developed in unresectable malignant pleural mesothelioma, ovarian cancer, and pancreatic cancer. A second LADD agent is being evaluated in glioblastoma. We have also developed two LADD product candidates in collaboration with Janssen Biotech, Inc., or Janssen, targeting prostate and lung cancers.

Our STING Pathway Activator platform is designed to activate the intracellular Stimulator of Interferon Genes, or STING receptor, resulting in a potent tumor-specific immune response. Product candidates being developed through this platform to stimulate anti-tumor immunity are being advanced under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis. The lead STING product candidate, ADU-S100, has entered into Phase 1 clinical testing in patients with cutaneously accessible metastatic solid tumors or lymphomas.

Our B-select monoclonal antibody platform includes a number of immune modulating assets in research and preclinical development. Agents from this platform, such as our anti-APRIL, anti-CTLA4 and anti-PD1, have the potential to yield novel immunotherapy combinations. We have intellectual property protection on our LADD and STING Pathway Activator technology platforms and each of our product candidates, which we believe we will maintain into the 2030s.

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result we have incurred significant losses. We have funded our operations primarily through the sale of common stock and convertible preferred stock, the issuance of convertible promissory notes, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred net income of $2.3 million and a net loss of $26.3 million for the three months ended June 30, 2016 and 2015, respectively, and a net loss of $26.5 million and $42.9 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, our accumulated deficit was $127.4 million.

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services, insurance expenses, investor relations activities, administrative services and other consulting fees. Allocated expenses consist of rent expense related to our office and research and development facility.

Loss from Remeasurement of Fair Value of Warrants

Loss from remeasurement of fair value of warrants consists of losses from the remeasurement of the fair value of our liabilities related to our convertible preferred stock warrants and common stock warrants.

Prior to the completion of our IPO in April 2015, our convertible preferred stock warrants were exercisable into shares that were contingently redeemable. Our common stock warrants were subject to performance conditions that could have resulted in the issuance of a variable number of shares. As such, these warrants were classified as liabilities in the condensed consolidated balance sheets at their estimated fair values, and we recorded the change in the estimated fair values each reporting period as loss from remeasurement of fair value of warrants. We continued to record adjustments to the estimated fair values of the convertible preferred stock warrants until they converted into common stock warrants upon the closing of the IPO. We also continued to record adjustments to the estimated fair value of our common stock warrants until the performance conditions lapsed in April 2015, at which time they were reclassified to additional paid-in capital.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$38,938	$9,623	$29,315
Grant revenue	41	260	(219)
Total revenue	38,979	9,883	29,096
Operating expenses:
Research and development	26,882	13,533	13,349
General and administrative	8,700	5,882	2,818
Amortization of intangibles	140	—	140
Total operating expenses	35,722	19,415	16,307
Income (loss) from operations	3,257	(9,532)	12,789
Loss from remeasurement of fair value of warrants	—	(16,735)	16,735
Interest income	520	—	520
Other (loss) income, net	(9)	7	(16)
Income (loss) before income tax	3,768	(26,260)	30,028
Provision for income taxes	1,472	—	1,472
Net income (loss)	$2,296	$(26,260)	$28,556

Revenue

Collaboration and license revenue was $38.9 million for the three months ended June 30, 2016, an increase of $29.3 million compared to the three months ended June 30, 2015. The increase was primarily due to the receipt of $35.0 million in connection with the achievement of a milestone under our agreement with Novartis in the second quarter of 2016.

Grant revenue was $41,000 for the three months ended June 30, 2016, a decrease of $0.2 million compared to the three months ended June 30, 2015, primarily due to grants expiring in 2015.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
Contract manufacturing	$11,062	$2,834	$8,228
Compensation and related personnel costs	3,860	2,013	1,847
Contract research	3,166	306	2,860
Clinical development	2,969	2,546	423
Stock-based compensation expense	1,971	606	1,365
Outside professional services	1,566	843	723
Other research and development costs	1,264	833	431
Facility costs	826	123	703
Licensing fees	198	3,429	(3,231)
Total research and development	$26,882	$13,533	$13,349

Research and development expenses were $27.0 million for the three months ended June 30, 2016, an increase of $13.3 million compared to the three months ended June 30, 2015. The increase was attributed to an $8.3 million increase in contract manufacturing expense primarily for GVAX Pancreas manufacturing activities. In addition, there was a $2.9 million increase in contract research expense primarily related to sponsored research grants made to UC Berkeley and a $1.8 million increase in personnel related expenses and a $1.4 million increase in stock-based compensation expense due to increased headcount. This was partially offset by a $3.2 million decrease in licensing fees paid in 2015.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
Compensation and related personnel costs	$2,934	$1,425	$1,509
Outside professional services	2,674	1,341	1,333
Stock-based compensation expense	1,354	2,159	(805)
Facility costs	968	319	649
Other general and administrative	770	638	132
Total general and administrative	$8,700	$5,882	$2,818

General and administrative expenses were $8.7 million for the three months ended June 30, 2016, an increase of $2.8 million compared to the three months ended June 30, 2015. The increase was primarily due to growth of the company and the associated increased expenses of $1.5 million in personnel costs and $1.3 million in outside professional services including legal, audit and tax services.

Loss from Remeasurement of Fair Value of Warrants

There was no loss from remeasurement of fair value of warrants for the three months ended June 30, 2016, compared to $16.7 million for the three months ended June 30, 2015. In April 2015, all of the convertible preferred stock warrants and common stock warrants were no longer subject to remeasurement due to the completion of our IPO or expiration of the performance condition and the total fair value was expensed on the statement of operations and reclassified to additional paid in capital.

Interest Income

Interest income was $0.5 million for the three months ended June 30, 2016, an increase of $0.5 million compared to the three months ended June 30, 2015. Interest income earned in 2016 relates to interest earned from our funds invested in cash equivalents and marketable securities.

Provision for Income Taxes

Provision for income taxes was $1.5 million for the three months ended June 30, 2016, primarily related to current and deferred federal income taxes. There was no provision for income taxes in the second quarter of 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$42,921	$18,861	$24,060
Grant revenue	88	596	(508)
Total revenue	43,009	19,457	23,552
Operating expenses:
Research and development	47,809	24,179	23,630
General and administrative	17,699	12,092	5,607
Amortization of intangibles	277	—	277
Total operating expenses	65,785	36,271	29,514
Loss from operations	(22,776)	(16,814)	(5,962)
Loss from remeasurement of fair value of warrants	—	(26,077)	26,077
Interest income	974	—	974
Other (loss) income, net	(31)	15	(46)
Loss before income tax	(21,833)	(42,876)	21,043
Provision for income taxes	4,698	—	4,698
Net loss	$(26,531)	$(42,876)	$16,345

Revenue

Collaboration and license revenue was $42.9 million for the six months ended June 30, 2016, an increase of $24.1 million compared to the six months ended June 30, 2015. The increase was primarily due to the receipt of $35.0 million in connection with the achievement of a milestone under our agreement with Novartis in the second quarter of 2016. This increase was partially offset by the decrease in amortization of upfront license revenue from Janssen collaborations in 2015.

Grant revenue was $88,000 for the six months ended June 30, 2016, a decrease of $0.5 million compared to the six months ended June 30, 2015, primarily due to grants expiring in 2015.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Contract manufacturing	$18,925	$4,430	$14,495
Compensation and related personnel costs	7,423	5,764	1,659
Clinical development	6,706	5,138	1,568
Stock-based compensation expense	3,969	751	3,218
Contract research	3,902	486	3,416
Outside professional services	2,941	1,377	1,564
Other research and development costs	2,248	2,423	(175)
Facility costs	1,122	215	907
Licensing fees	573	3,595	(3,022)
Total research and development	$47,809	$24,179	$23,630

Research and development expenses were $47.8 million for the six months ended June 30, 2016, an increase of $23.6 million compared to the six months ended June 30, 2015. The increase was primarily attributed to a $14.5 million increase in contract manufacturing expense primarily for GVAX Pancreas manufacturing activities. The increase was also attributable to a $3.4 million increase in contract research expense primarily related to sponsored research grants made to UC Berkeley, a $3.2 million increase in stock-based compensation expense, a $1.7 million increase in personnel related expenses due to increased headcount and a $1.6 million increase in clinical development expense associated with our ongoing trials in pancreatic cancer, ovarian cancer and mesothelioma. These increases were partially offset by a $3.0 million decrease in licensing fees paid in 2015.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Compensation and related personnel costs	$5,971	$4,053	$1,918
Outside professional services	5,444	4,018	1,426
Stock-based compensation expense	3,099	2,594	505
Facility costs	1,604	546	1,058
Other general and administrative	1,581	881	700
Total general and administrative	$17,699	$12,092	$5,607

General and administrative expenses were $17.7 million for the six months ended June 30, 2016, an increase of $5.6 million compared to the six months ended June 30, 2015. The increase was primarily due to continued growth of the company and the associated increased expenses of $1.9 million in personnel costs, $1.4 million in outside professional services including legal, audit and tax services and $1.1 million for the expansion of our facilities.

Loss from Remeasurement of Fair Value of Warrants

There was no loss from remeasurement of fair value of warrants for the six months ended June 30, 2016, compared to $26.1 million for the six months ended June 30, 2015. In April 2015, all of the convertible preferred stock warrants and common stock warrants were no longer subject to remeasurement due to the IPO or expiration of the performance condition and the total fair value was expensed on the statement of operations and reclassified to additional paid in capital.

Interest Income

Interest income was $1.0 million for the six months ended June 30, 2016, an increase of $1.0 million compared to the six months ended June 30, 2015. The interest income earned in 2016 relates to interest earned from our funds invested in cash equivalents and marketable securities.

Provision for Income Taxes

Provision for income taxes was $4.7 million for the six months ended June 30, 2016, primarily related to current and deferred federal income taxes. There was no provision for income taxes for the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents and marketable securities of $396.9 million. We believe that our available cash and cash equivalents and marketable securities and anticipated funding from our collaboration agreements will be sufficient to fund our planned operations through 2018. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical development costs including manufacturing and other research and development services, laboratory and related supplies and legal and other professional services. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to incur substantial expenditures in the foreseeable future for the development, manufacturing and potential commercialization of our product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(25,890)	$173,725
Investing activities	(21,678)	(1,165)
Financing activities	3,050	173,851
Net change in cash and cash equivalents	$(44,518)	$346,411

Operating Activities

Net cash used in operating activities was $25.9 million for the six months ended June 30, 2016, compared to net cash provided by operating activities of $173.7 million for the six months ended June 30, 2015. The decrease in net cash provided by operating activities was primarily due to the upfront payment of $200.0 million received from Novartis in the first half of 2015.

Investing Activities

Net cash used in investing activities was $21.7 million for the six months ended June 30, 2016, compared to $1.2 million for the six months ended June 30, 2015. The increase in net cash used in investing activities was primarily due to increase in purchase of $11.1 million of marketable securities and purchase of $10.5 million of property and equipment primarily related to leasehold improvements.

Financing Activities

Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2016, compared to $173.9 million for the six months ended June 30, 2015. The decrease was primarily related to $174.0 million net proceeds from the issuance of our convertible preferred stock and the IPO and private placement during the six months ended June 30, 2015.

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

There have been no material changes to our critical accounting policies during the three months ended June 30, 2016 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2016, we exercised our option to lease additional space under our new lease agreement for office/laboratory space in Berkeley, California. Refer to Note 7 of the Condensed Consolidated Notes to the Financial Statements for more information. The following table summarizes our contractual obligations as of June 30, 2016:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$3,518	$8,802	$9,854	$46,011	$68,185
Total contractual obligations	$3,518	$8,802	$9,854	$46,011	$68,185

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended June 30, 2016 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Operating Officer and Principal Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our President and Chief Executive Officer and our Chief Operating Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We reported net income of $2.3 million and a net loss of $26.3 million for the three months ended June 30, 2016 and 2015, respectively, and a net loss of $26.5 million and $42.9 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $127.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2016, our cash and cash equivalents and marketable securities were $396.9 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Risks Related to the Development and Commercialization of Our Current and Future Product Candidates

Our product candidates, including CRS-207, are based on novel technologies and the development and regulatory approval pathway for such product candidates is unproven and may never lead to marketable products.

We do not have any products that have gained regulatory approval. Our immuno-oncology technology platforms are designed to leverage the patient’s immune system to slow the growth and spread of, or eliminate, tumor cells. Any products we develop may not effectively modulate the immune response to slow the spread of or eliminate cancer cells. The scientific evidence to support the feasibility of immuno-oncology product candidates is preliminary and limited.  Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize our product candidates, including CRS-207.  Advancing these novel therapies creates significant challenges for us, including, among others:

•	obtaining approval from regulatory authorities to conduct clinical trials with our product candidates;
•	successful completion of preclinical studies and successful enrollment of clinical trials;
•	successful completion of our clinical trials, including a favorable risk-benefit outcome;
•	receipt of marketing approvals from the U.S. Food and Drug Administration, or FDA, and similar regulatory authorities outside the United States;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing commercial manufacturing, supply and distribution arrangements;

•	establishing a commercial infrastructure;
•	acceptance of our products by patients, the medical community and third-party payors;
•	establishing market share while competing with other therapies;
•	successfully executing our pricing and reimbursement strategy;
•	a continued acceptable safety and adverse event profile of our products following regulatory approval; and
•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering our products.

All of our product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. If we are unable to develop or receive marketing approval for CRS-207 or our product candidates in a timely manner or at all, our business, financial condition and results of operations may be materially adversely affected.

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

Previously reported clinical trial results with CRS-207 and GVAX Pancreas in pancreatic cancer may make it more challenging for us to advance our pancreatic cancer program.

We have completed two Phase 2 trials with CRS-207 and GVAX Pancreas, a cellular vaccine product candidate, in pancreatic cancer.  In a randomized, controlled 93-patient 2-arm Phase 2a clinical trial in metastatic pancreatic cancer patients, CRS-207 and GVAX Pancreas demonstrated a statistically significant improvement in overall survival versus GVAX Pancreas alone. The trial met the primary efficacy endpoint of overall survival at an interim analysis and was stopped upon recommendation from the Data Monitoring Committee. During the second quarter of 2016, we completed the Phase 2b ECLIPSE trial for patients with metastatic pancreatic cancer who had failed two or more prior therapies in the metastatic setting (third line plus). The trial did not meet its primary endpoint of an improvement in overall survival of patients receiving CRS-207 in combination with GVAX Pancreas compared to patients receiving chemotherapy. The open-label randomized, controlled 3-arm trial evaluated the safety, immune response and efficacy of the combination immunotherapy of CRS-207 with GVAX Pancreas, compared to chemotherapy. CRS-207 alone was also evaluated.

An investigator-sponsored Phase 2 trial in pancreatic cancer called STELLAR is ongoing. This randomized, controlled trial is expected to enroll 102 adults with metastatic pancreatic cancer who had received one prior chemotherapy to treat metastatic disease (2nd line).  The trial includes two arms: Arm A with CRS-207 and GVAX Pancreas as well as the anti-PD-1 checkpoint inhibitor, nivolumab, and Arm B with CRS-207 and GVAX Pancreas. Based on the results of the ECLIPSE study and in consultation with the Data Monitoring Committee, enrollment in Arm B stopped prior to full enrollment, but enrollment in Arm A continues until completion. Patients on both study arms are eligible to continue to receive treatment through completion of study.

Clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. Our clinical trials may fail to demonstrate adequately the safety and efficacy of one or more of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although CRS-207 and GVAX Pancreas generated positive results in our Phase 2a metastatic pancreatic cancer study when compared to GVAX Pancreas alone and evaluated in 2nd line or greater; however, CRS-207 and GVAX Pancreas failed to meet the primary endpoint of an improvement in overall survival for patients with metastatic pancreatic cancer (3rd line and greater) in our Phase 2b ECLIPSE trial when compared to chemotherapy. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that we will not face similar setbacks. Most product candidates that commence clinical trials are never approved as commercial products.

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

To date, patients treated with CRS-207 have experienced drug-related side effects including Grade 3 adverse events, or AEs, which are considered moderate, and Grade 4 AEs which are considered severe. In our clinical trials of CRS-207 and GVAX Pancreas to date, the most frequent drug-related Grade 3 or 4 AE was transient lymphopenia (an abnormally low level of white blood cells), with 6.1% (15/245) of patients experiencing Grade 3 or higher lymphopenia. Transient lymphopenia is expected based on prior nonclinical studies and CRS-207’s mechanism of action, and the AEs of lymphopenia were self-correcting or did not reveal an unexpected pattern of toxicity. We currently do not plan to alter our development plan for CRS-207 based on these observed AEs of lymphopenia. There were no, other Grade 3 or Grade 4 AEs with frequencies higher than three percent in 245 patients with pancreatic cancer. The most common Grade 3/4 AEs were transient lymphopenia, hypertension, hypotension, chills, fevers, and elevated liver enzymes. One Grade 3 serious, unexpected AE of listeriosis was reported. At the request of the patient and the investigator, this patient continued to receive study treatment.

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
•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating or clinical trial results;

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

In the European Union, orphan drug designation may be granted to products that are intended to treat life-threatening or debilitating conditions that affect less than 5 out of 10,000 people (or if there is no reasonable expectation that returns on a marketed product justify the expenses required to develop the product) and, if treatment exists, the new product must provide significant benefit over existing therapies; these conditions must be met at the time of a marketing authorization application in order to receive the orphan designation benefits conferred to an approved product.  In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following drug or biological product approval. This period may be reduced to 6 years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Even though we have received orphan drug designation for both CRS-207 and GVAX Pancreas for the treatment of pancreatic cancer and for CRS-207 for the treatment of mesothelioma, in the European Union the conditions under which it was granted may not be applicable at the time of a marketing authorization application or we may not be the first to obtain marketing approval of either product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

We have obtained Breakthrough Therapy designation from the FDA for the combination of CRS-207 and GVAX Pancreas in pancreatic cancer, but we may be unable to maintain the benefits associated with this designation.

In 2012, the FDA established a new Breakthrough Therapy designation, which is intended to expedite the development and review of products that treat serious or life-threatening conditions where “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a product candidate as a Breakthrough Therapy provides potential benefits that include but are not limited to more frequent meetings with the FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program; organizational commitment involving senior managers; and eligibility for rolling review and priority review. Breakthrough Therapy designation does not change the standards for product approval. The FDA can also rescind Breakthrough Therapy designation if the designation is no longer supported by subsequent data. We have obtained Breakthrough Therapy designation for our CRS-207 and GVAX Pancreas combination, but we may fail to maintain the designation. In addition, while we intend to seek Breakthrough Therapy designation for other product candidates, we may never receive such designation.

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

•

We and our contract manufacturers must comply with the FDA’s current good manufacturing practices, or cGMP, regulations and guidelines. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution; and

•

Our LADD product candidates, GVAX, ADU-S100 and antibody product candidates are temperature sensitive and must be frozen during storage and transportation, which adds complexity and expense. We rely on third parties to provide controlled temperature storage and shipping. If any third-party provider fails to maintain proper temperature control or if a shipment is delayed in transit for a prolonged period of time, the product could become unsuitable for use.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Many major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions continue to invest time and resources in developing novel approaches to immuno-oncology. Promising results have spurred significant competition from major pharmaceutical and biotechnology companies alike. Our competitors in the field of immuno-oncology and cancer vaccines include AdaptImmune Therapeutics, PLC, Advaxis, Inc., AstraZeneca PLC, Bristol Myers-Squibb Company, Celgene Corporation, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immune Design Corp., Incyte Corporation, Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., , Novartis AG, Pfizer Inc., Roche Holding AG, Sanofi SA, and Bayer Healthcare, among others. Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing, market access and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer and our Chief Operating Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. The Northern California region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

As of June 30, 2016, we had 131 full-time employees, including 97 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are aware of certain U.S. and foreign patents owned by a certain third party with claims that are broadly directed to a Listeria vaccine strain that contains certain proteins, some of these patents expire as late as 2021. These patents could be construed to cover CRS-207. In addition, we are aware of certain U.S. and foreign patents owned by a certain third party with claims that are broadly directed methods of using Listeria-based vaccines to treat certain cancers, which patents expire in 2017. The patents expiring in 2017 may be construed to cover our LADD product candidate, CRS-207, as well as the product candidates licensed to Janssen, ADU-214 and ADU-741. Notwithstanding, we do not currently expect a product launch of an Aduro product prior to expiration of the above patents and, therefore, the patents would not appear relevant to our commercialization plans unless our approval was accelerated or the patents somehow were extended.

If we breach any of our license agreements, it could have a material adverse effect on our commercialization efforts for our product candidates.

Our commercial success depends on our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell our product candidates and use our licensors’ or collaborators’ proprietary technologies without infringing the property rights of third parties. For example, we have entered into license agreements with the Regents of the University of California and the Johns Hopkins University related to our LADD and GVAX product candidates, respectively, and license agreements with Karagen Pharmaceuticals, Inc. and the Regents of the University of California related to our STING Activator product candidates, and we expect to enter into additional licenses in the future. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

We have granted Janssen certain rights to file, prosecute, maintain and enforce specific patents that relate to ADU-214 or ADU-741. Our inability to control the filing, prosecution, maintenance and enforcement of such patents could materially harm our business.

As part of the agreements with Janssen related to ADU-214 or ADU-741, we have granted Janssen the initial right and responsibility to file, prosecute, maintain and enforce any patents and patent applications that contain pending or issued claims that are specifically directed to the antigens contained in ADU-214 or ADU-741. For example, if a third party is infringing one of the antigen-specific patents by marketing a product that is identical or similar to ADU-214 for the treatment of lung cancer (such as a biosimilar of ADU-214), Janssen would have the initial right to enforce the antigen-specific patents against the third party. If we do not have the ability to control the enforcement of the antigen-specific patents against a third party that is marketing a product that is identical or similar to ADU-214 or ADU-741, our business may be materially harmed.

We have granted Janssen the right to determine patent term extension strategy for specific patents that relate to ADU-214 or ADU-741. Our inability to control the patent term extension strategy could materially harm our business.

As part of the license agreements with Janssen related to ADU-214 or ADU-741, we have granted Janssen the right and responsibility to determine the strategy to apply for the extension of the term of any licensed patents that are specifically directed to the antigens contained in ADU-214 or the antigens contained in ADU-741. Janssen may decide not to apply for extension of any term of a licensed patent that may otherwise be eligible for extension, which could decrease the royalties received from Janssen for the sale of ADU-214 or ADU-741. If we allow Janssen to also apply for extension of a licensed patent for ADU-214 or ADU-714 that may also be relevant to another product candidates that we may be developing and commercializing, we could be prevented from seeking extension of the same patent for our product. If we do not have the ability to control the strategy for patent term extension of any of our licensed patents, our business may be materially harmed.

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

As of June 30, 2016, we had $396.9 million of cash and cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2016, we cannot assure you that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

From April 1, 2016 to June 30, 2016, we issued 36,987 shares of common stock pursuant to the cash exercise of warrants to purchase our common stock at an exercise prices ranging from $0.0001 to $1.6580 per share. We received cash proceeds of approximately $7,000 from the exercise of such warrants. These warrants were issued to five accredited investors.

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

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on April 15, 2015. As of June 30, 2016, we had used all of the proceeds from our IPO.

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

Aduro Biotech, Inc.
Date: August 3, 2016	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: August 3, 2016	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

10.2	First Amendment to Lease, dated April 26, 2016					X

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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