Form 10-Q
period 2016-09-30
ADURO BIOTECH, INC.
filed 2016-11-02
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37345

ADURO BIOTECH, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	94-3348934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

740 Heinz Avenue

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

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2016 was 67,182,220.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$97,983	$150,456
Short-term marketable securities	271,985	265,198
Accounts receivable	1,056	4,846
Prepaid expenses and other current assets	7,199	4,004
Total current assets	378,223	424,504
Long-term marketable securities	17,179	15,391
Property and equipment, net	25,931	3,986
Goodwill	8,164	8,469
Intangible assets, net	29,805	29,400
Restricted cash	468	—
Other assets	7,216	75
Total assets	$466,986	$481,825
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,908	$5,086
Accrued clinical trial and manufacturing expenses	7,283	5,522
Accrued expenses and other liabilities	9,678	5,412
Deferred revenue	15,164	15,046
Total current liabilities	34,033	31,066
Deferred rent	5,937	—
Contingent consideration	3,542	3,750
Deferred revenue	166,667	178,037
Deferred tax liabilities	6,868	7,350
Total liabilities	217,047	220,203
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; and zero shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized September 30, 2016 and December 31, 2015; and 67,114,020 and 63,587,833 shares issued and outstanding at September 30, 2016 and December 31, 2015	7	6
Additional paid-in capital	411,516	362,807
Accumulated other comprehensive income (loss)	850	(339)
Accumulated deficit	(162,434)	(100,852)
Total stockholders’ equity	249,939	261,622
Total liabilities and stockholders’ equity	$466,986	$481,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Collaboration and license revenue	$3,794	$18,720	$46,715	$37,581
Grant revenue	—	426	88	1,022
Total revenue	3,794	19,146	46,803	38,603
Operating expenses:
Research and development	19,046	11,813	66,855	35,992
General and administrative	8,556	6,908	26,255	19,000
Amortization of intangible assets	138	—	415	—
Total operating expenses	27,740	18,721	93,525	54,992
Income (loss) from operations	(23,946)	425	(46,722)	(16,389)
Loss from remeasurement of fair value of warrants	—	—	—	(26,077)
Interest income, net	566	139	1,540	156
Other (loss) income, net	(1)	3	(32)	1
Income (loss) before income tax	(23,381)	567	(45,214)	(42,309)
Provision for income taxes	11,670	—	16,368	—
Net income (loss)	$(35,051)	$567	$(61,582)	$(42,309)
Net income (loss) per common share, basic	$(0.54)	$0.01	$(0.96)	$(1.09)
Net income (loss) per common share, diluted	$(0.54)	$0.01	$(0.96)	$(1.09)
Shares used in computing net loss per common share, basic	65,134,102	62,274,438	64,472,947	38,674,889
Shares used in computing net loss per common share, diluted	65,134,102	71,726,118	64,472,947	38,674,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(35,051)	$567	$(61,582)	$(42,309)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(61)	75	159	75
Foreign currency translation adjustments	520	—	1,030	—
Comprehensive income (loss)	$(34,592)	$642	$(60,393)	$(42,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(61,582)	$(42,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,230	381
Amortization of intangible assets	415	—
Accretion of discounts and amortization of premiums on marketable securities	1,462	165
Stock-based compensation	10,852	5,232
Excess tax benefit from stock-based compensation	(4,921)	—
Gain from remeasurement of fair value of contingent consideration	(313)	—
Loss from remeasurement of fair value of warrants	—	26,077
Changes in operating assets and liabilities:
Accounts receivable	3,790	6
Prepaid expenses and other assets	(2,939)	(2,455)
Accounts payable	(3,346)	2,209
Deferred revenue	(11,253)	165,195
Accrued clinical trial and manufacturing expenses	1,761	1,536
Accrued expenses and other liabilities	4,294	1,717
Net cash (used in) provided by operating activities	(60,550)	157,754
Cash Flows from Investing Activities
Purchase of marketable securities	(316,098)	(267,513)
Proceeds from maturities of marketable securities	306,264	—
Restricted cash	(468)	—
Purchase of property and equipment	(19,479)	(1,816)
Net cash used in investing activities	(29,781)	(269,329)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	31,849	150,283
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	22,522
Excess tax benefit from stock-based compensation	4,921	—
Proceeds from exercise of stock options and warrants	574	305
Proceeds from employee stock purchase plan	514	—
Net cash provided by financing activities	37,858	173,110
Net (decrease) increase in cash and cash equivalents	(52,473)	61,535
Cash and cash equivalents at beginning of period	150,456	119,456
Cash and cash equivalents at end of period	$97,983	$180,991
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$18,900	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of convertible preferred stock to common stock	$—	$164,964
Reclassification of warrant liabilities to additional paid-in capital	$—	$27,066
Purchase of property and equipment in accounts payable and accrued liabilities	$3,667	$79

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

The Company has developed three technology platforms, Live, Attenuated, Double-Deleted, or LADD, STING Pathway Activator and B-select monoclonal antibodies. The Company’s LADD technology platform is based on proprietary attenuated strains of Listeria that have been engineered to express tumor-associated antigens to induce specific and targeted immune responses. This platform is being developed as a treatment for multiple indications, including mesothelioma, ovarian, pancreatic, lung and prostate cancers, and glioblastoma. The Company’s STING Pathway Activator platform is designed to activate the intracellular Stimulator of Interferon Genes, or STING, receptor, resulting in a potent tumor-specific immune response. The Company’s B-select monoclonal antibody platform includes a number of immune modulating assets in research and preclinical development and is led by the Company’s wholly owned subsidiary based in the Netherlands, Aduro Biotech Holdings, Europe B.V., or Aduro Biotech Europe. The Company is also collaborating with leading global pharmaceutical companies to expand its products and technology platforms.

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

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact that the standard will have on its condensed consolidated financial statements.

3. Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. Assets and liabilities recorded at fair value on a recurring basis in the balance sheets, as well as assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value, and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$57,500	$—	$—	$57,500
U.S. government and agency securities	—	186,948	—	186,948
Corporate debt securities	—	68,191	—	68,191
Commercial paper	—	59,521	—	59,521
Total	$57,500	$314,660	$—	$372,160
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$3,542	$3,542
Total	$—	$—	$3,542	$3,542

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$104,602	$—	$—	$104,602
U.S. government and agency securities	—	194,055	—	194,055
Corporate debt securities	—	74,918	—	74,918
Commercial paper	—	42,295	—	42,295
Total	$104,602	$311,268	$—	$415,870
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$3,750	$3,750
Total	$—	$—	$3,750	$3,750

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015. There were no transfers between the fair value measurement category levels during any of the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2015	$3,750
Net decrease in fair value upon remeasurement	(313)
Foreign currency impact on contingent consideration	105
Balance at September 30, 2016	$3,542

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$14,987	$—	$—	$14,987
Money market funds	57,500	—	—	57,500
U.S. government and agency securities	4,700	—	—	4,700
Commercial paper	20,796	—	—	20,796
Total cash and cash equivalents	$97,983	$—	$—	$97,983
Marketable securities:
U.S. government and agency securities	$182,206	$65	$(23)	$182,248
Corporate debt securities	68,209	6	(24)	68,191
Commercial paper	38,725	—	—	38,725
Total marketable securities	$289,140	$71	$(47)	$289,164

	December 31, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,175	$—	$—	$15,175
Money market funds	104,602	—	—	104,602
Commercial paper	7,899	—	—	7,899
U.S. government and agency securities	22,780	—	—	22,780
Total cash and cash equivalents	$150,456	$—	$—	$150,456
Marketable securities:
U.S. government and agency securities	$171,416	$3	$(144)	$171,275
Corporate debt securities	74,958	38	(78)	74,918
Commercial paper	34,396	—	—	34,396
Total marketable securities	$280,770	$41	$(222)	$280,589

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of September 30, 2016 (in thousands):

	Amortized cost	Estimated Fair Value
Mature in one year or less	$271,960	$271,985
Mature after one year through two years	17,180	17,179
Total available-for-sale marketable securities	$289,140	$289,164

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Lab equipment	$4,051	$3,011
Computer and office equipment	1,501	959
Furniture and fixtures	1,211	306
Leasehold improvements	15,753	669
Construction in progress	6,302	698
Total property and equipment	28,818	5,643
Less: accumulated depreciation and amortization	(2,887)	(1,657)
Property and equipment, net	$25,931	$3,986

Depreciation and amortization expense was $490,000 and $162,000 for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $381,000 for the nine months ended September 30, 2016 and 2015, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued construction in progress	$3,470	$—
Compensation and related benefits	3,416	2,765
Professional and consulting services	1,876	1,650
Other	916	997
Total accrued expenses and other liabilities	$9,678	$5,412

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2015	$8,469
Foreign currency translation adjustment	185
Purchase price allocation adjustment	(490)
Balance at September 30, 2016	$8,164

In September 2016, the Company filed its 2015 Netherlands tax return and finalized the purchase price accounting related to its acquisition of Aduro Biotech Europe (formerly known as BioNovion Holding B.V.) resulting in a measurement period adjustment to goodwill of $490,000.

Intangible assets

The gross carrying amounts and net book value of our intangible assets were as follows (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,087	$508	$10,579
Total intangible assets with finite lives	11,087	508	10,579
Acquired IPR&D assets	19,226	—	19,226
Total intangible assets	$30,313	$508	$29,805

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,786	$89	$10,697
Total intangible assets with finite lives	10,786	89	10,697
Acquired IPR&D assets	18,703	—	18,703
Total intangible assets	$29,489	$89	$29,400

Intangible assets are carried at cost less accumulated amortization. The license agreement is being amortized over a period of 20 years and the amortization expense is recorded in operating expenses. The increase in the gross carrying amount of intangible assets as of September 30, 2016 compared to December 31, 2015 reflected a positive impact of foreign currency exchange which was primarily due to the strengthening of the Euro against the U.S. dollar.

Amortization expense was $138,000 and $415,000 for the three and nine months ended September 30, 2016, respectively. There was no amortization expense for the comparable periods in 2015. Based on finite-lived intangible assets recorded as of September 30, 2016, the estimated future amortization expense is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2016 (remaining three months)	$139
2017	554
2018	554
2019	554
2020	554

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

For the three and nine months ended September 30, 2016, the Company recognized revenue from its collaboration with Novartis totaling $3.7 million and $11.1 million, respectively, related to amortization of the upfront fee. The remaining balance of the upfront fees of $181.8 million is included in deferred revenue at September 30, 2016. In addition, the Company recognized $35.0 million in revenue from the achievement of a milestone during the nine months ended September 30, 2016.

Janssen ADU-214 Agreement

In November 2014, the Company entered into a Research and License Agreement, or the Janssen ADU-214 Agreement, with Janssen Biotech Inc., or Janssen, a wholly owned subsidiary of Johnson & Johnson Development Corporation, to develop a drug for the treatment of lung cancer. Under the terms of the Janssen ADU-214 Agreement, the Company granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-214 for any and all uses. Janssen has agreed not to administer or cause to be administered ADU-214 in humans in clinical trials for the treatment of pancreatic cancer or mesothelioma. The Company was responsible for certain research and development activities from the effective date of the agreement until investigational new drug application, or IND, approval which occurred in the fourth quarter of 2015.

Since the inception of the Janssen ADU-214 Agreement through September 30, 2016, the Company received an upfront license fee of $30.0 million and substantive and non-substantive milestone payments of $21.0 million upon completion of various development activities. Under the terms of the Janssen ADU-214 Agreement, the Company is eligible to receive future contingent payments up to a total of $766.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale.

The upfront license fee of $30.0 million was recognized on a straight-line basis from the effective date of the agreement through October 2015. In addition, the Company recognized milestone payments of $21.0 million in 2015 as all performance obligations were achieved.

Janssen ADU-741 and GVAX Prostate Agreements

In May 2014, the Company entered into a Research and License Agreement, or the Janssen ADU-741 Agreement, and a GVAX Prostate License Agreement, or Janssen GVAX Prostate Agreement, with Janssen to collaborate on the development of a drug for the treatment of prostate cancer. Under the terms of the Janssen ADU-741 Agreement, the Company granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-741 for any and all uses. The Company was responsible for certain research and development activities from the effective date of the agreement until IND approval which occurred in the fourth quarter of 2015.

Since the inception of the Janssen ADU-741 Agreement through September 30, 2016, the Company received an upfront payment of $12.0 million and substantive and non-substantive milestone payments of $10.0 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, the Company is eligible to receive future contingent payments up to a total of $343.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

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

The upfront fees received totaling $12.5 million were recognized on a straight-line basis from the effective date of the agreements through October 2015. In addition, the Company recognized milestone payments of $10.0 million in 2015 as all performance obligations were achieved.

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

The Company determined that all of the future contingent payments meet the definition of a milestone. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. No amounts had been recognized as revenue for any of these milestones for the three and nine months ended September 30, 2016.

7. Commitments and Contingencies

Leases

The Company moved into its new corporate office and laboratory facility located in Berkeley, California in August, 2016. The Company’s offices are leased pursuant to an Office/Laboratory Lease that was entered into in September 2015, or the Heinz Lease. The Company began incurring rent expense when the landlord delivered possession of the facility to the Company in March 2016. Initially, the Heinz Lease was for approximately 56,000 square feet with an option for the Company to lease the remainder of the space within the facility. During the second quarter of 2016, the Company amended the lease to include approximately 7,000 additional square feet and on June 30, 2016 the Company exercised its option for approximately 41,000 additional square feet, representing the remaining space within the facility. The Heinz Lease had an initial term of twelve years, which was extended to approximately thirteen and a half years as a result of the option exercised on June 30, 2016. The Company has the right to further extend the Heinz Lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term.

The Company continues to occupy and lease its former office and research and development facility in Berkeley, California, under a non-cancelable operating lease, or the Bancroft Lease. In February 2015, the Company amended the Bancroft Lease agreement to increase the total square footage to approximately 25,000 square feet and extended the term of the Bancroft Lease to expire on December 31, 2018. The Bancroft Lease also contains an option to extend the lease for an additional two years. The Company plans to transition the entirety of its Berkeley operations to its Heinz facility and in accordance with the terms of the Bancroft Lease, the Company intends to either sublease this space or find a replacement tenant.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Heinz Lease in the amount of $0.5 million. The letter of credit is collateralized by a certificate of deposit for $0.5 million which has been included in restricted cash in the consolidated balance sheet as of September 30, 2016.

The Company also has office and laboratory space in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease is through December 2017, with a one-year renewal option.

Rent expense was $1.4 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $2.6 million and $0.4 million for the nine months ended September 30, 2016 and 2015. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the Company’s office leases at September 30, 2016 are as follows (in thousands):

Year Ending December 31,	Amounts
2016 (remaining three months)	$886
2017	3,653
2018	4,872
2019	4,647
2020	4,786
Thereafter	48,457
Total	$67,301

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

Legal

The Company is not party to any material legal proceedings at this time.  From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of our business.

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

8. Stockholders’ Equity

At-the-Market Sales Agreement

In May 2016, the Company entered into an “at-the-market” sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million from time to time through Cowen, acting as the Company’s sales agent. The issuance and sale of these shares by us pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the Sales Agreement, the Company has agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the three and nine months ended September 30, 2016, the Company received net proceeds of $31.8 million, after deducting commissions and expenses payable by the Company, from the sale of 2,180,477 shares of common stock pursuant to the Sales Agreement. As of September 30, 2016, the Company had an aggregate of $67.2 million available to be offered under the Sales Agreement, subject to the continued effectiveness of its current shelf registration statement or an effective replacement shelf registration statement.

9. Equity Incentive Plans

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2016 the shares issuable under the 2015 Plan increased by 2,543,513. The Company had 5,570,694 shares available for future grant under the 2015 Plan as of September 30, 2016.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2016:

	Options Outstanding
	Shares Available for Grant		Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2015	4,810,271		9,931,229	$5.29	$229,591
Authorized	2,543,513
RSUs granted, net	(660,800)
Granted	(1,165,660)		1,165,660	12.84
Exercised	—		(457,654)	1.03
Canceled	43,370	(1)	(94,328)	15.45
Balance—September 30, 2016	5,570,694		10,544,907	$6.22	$87,430
Options exercisable—September 30, 2016			5,569,984	$3.24	$56,838
Options vested and expected to vest—September 30, 2016			10,293,961	$6.11	$86,148

(1)

This excludes 50,958 canceled options for the nine months ended September 30, 2016 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The Company’s closing stock price as reported on the NASDAQ as of September 30, 2016 was $12.43. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2016 was $3.2 million and $7.1 million, respectively.

As of September 30, 2016, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $32.6 million, which the Company expects to recognize over an estimated weighted-average period of 2.4 years.

Restricted Stock Units (RSUs)

In September 2016, the Company’s board of directors authorized the issuance of Restricted Stock Units, or RSUs, under the 2015 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, or the RSU Agreement, which is intended to serve as a standard form agreement for restricted stock unit grants issued to employees, executive officers, directors and consultants. In September 2016, the Company granted RSU equity awards to certain of its employees in accordance with the terms of the RSU Agreement.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2016:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(In thousands)
Balance—December 31, 2015	—	$—	—	$—
Granted	662,800	14.29
Vested	—
Canceled/forfeited	(2,000)	14.29
Balance—September 30, 2016	660,800	$14.29	2.45	$8,214

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of September 30, 2016, there was $9.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs to be recognized over a weighted-average period of 4.0 years.

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2016 the shares issuable under the 2015 ESPP increased by 635,878. The Company had 1,259,761 shares available for future issuance under the 2015 ESPP as of September 30, 2016. Under the Aduro Biotech, Inc. Employee Stock Purchase Plan (“ESPP”) employees purchased 56,544 shares for $0.5 million during the nine months ended September 30, 2016.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$2,257	$499	$6,226	$1,250
General and administrative	1,527	1,388	4,626	3,982
Total stock-based compensation expense	$3,784	$1,887	$10,852	$5,232

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model. The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the nine months ended September 30, 2016:

	2015 Plan		2015 ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	5.31 - 6.05	5.30 - 6.10	0.5	0.5
Volatility	72.0 -75.0%	70.2 - 82.8%	73.8%	71.7%
Risk-free interest rate	1.25 - 1.72%	1.38 - 1.93%	0.36%	0.10%
Dividend yield	—%	—%	—%	—%

10. Income Taxes

Income tax expense for the three months ended September 30, 2016 and 2015 was approximately $11.7 million and zero, respectively, and $16.4 million and zero for the nine months ended September 30, 2016 and 2015, respectively. The income tax expense recorded in the three months ended September 30, 2016 primarily related to current and deferred income taxes.

The Company accounts for uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes. As of September 30, 2016 and 2015, the total amount of unrecognized tax benefits was $1.7 million and $1.6 million, respectively. As of September 30, 2016 and 2015, $0.6 million and zero of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the majority of benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2016 and 2015, the Company accrued no interest and penalties in the condensed consolidated balance sheets. There were no interest and penalties included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015. The Company does not expect the amount of existing unrecognized tax benefits to change significantly within the next 12 months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(35,051)	$567	$(61,582)	$(42,309)
Shares used in computing basic net income (loss) per common share	65,134,102	62,274,438	64,472,947	38,674,889
Add effect of dilutive securities:
Options to purchase common stock	—	8,514,752	—	—
Common stock warrants	—	936,928	—	—
Shares used in computing diluted net income (loss) per common share	65,134,102	71,726,118	64,472,947	38,674,889
Net income (loss) per common share, basic	$(0.54)	$0.01	$(0.96)	$(1.09)
Net income (loss) per common share, diluted	$(0.54)	$0.01	$(0.96)	$(1.09)

The following securities were excluded from diluted net income (loss) per common share because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	10,544,907	285	10,544,907	9,889
Restricted stock units	660,800	—	660,800	—
Common stock warrants	97,740	3	97,740	947
Total	11,303,447	288	11,303,447	10,836

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

Forward-Looking Statements

This discussion and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, strategies, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Our B-select monoclonal antibody platform includes a number of immune modulating assets in research and preclinical development. Agents from this platform, such as our anti-APRIL, anti-CTLA4 and anti-PD1, have the potential to yield novel immunotherapy combinations. We have intellectual property protection on our LADD, STING and B-select technology platforms and each of our product candidates, some of which we believe can be maintained into the 2030s.

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result we have incurred significant losses. We have funded our operations primarily through the sale of common stock and convertible preferred stock, the issuance of convertible promissory notes, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred net loss of $35.1 million and a net income of $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and a net loss of $61.6 million and $42.3 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, our cash, cash equivalents and marketable securities totaled $387.1 million and our accumulated deficit was $162.4 million.

Components of Operating Results

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

We expect our research and development expenses to increase in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates and technology platforms may be affected by a variety of factors including: the quality of our product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$3,794	$18,720	$(14,926)
Grant revenue	—	426	(426)
Total revenue	3,794	19,146	(15,352)
Operating expenses:
Research and development	19,046	11,813	7,233
General and administrative	8,556	6,908	1,648
Amortization of intangibles	138	—	138
Total operating expenses	27,740	18,721	9,019
Income (loss) from operations	(23,946)	425	(24,371)
Interest income	566	139	427
Other (loss) income, net	(1)	3	(4)
Income (loss) before income tax	(23,381)	567	(23,948)
Provision for income taxes	11,670	—	11,670
Net income (loss)	$(35,051)	$567	$(35,618)

Revenue

Collaboration and license revenue was $3.8 million for the three months ended September 30, 2016, a decrease of $14.9 million compared to the three months ended September 30, 2015. The decrease was primarily due to the recognition of Janssen upfront license payments in 2015.

There was no grant revenue for the three months ended September 30, 2016, a decrease of $0.4 million compared to the three months ended September 30, 2015, primarily due to grants expiring in 2015.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
Licensing fees	$5,953	$72	$5,881
Compensation and related personnel costs	4,050	2,234	1,816
Clinical development	2,462	3,465	(1,003)
Stock-based compensation expense	2,257	499	1,758
Other research and development costs	1,432	118	1,314
Facility costs	1,349	129	1,220
Outside professional services	1,154	525	629
Contract research	641	253	388
Contract manufacturing	(252)	4,518	(4,770)
Total research and development	$19,046	$11,813	$7,233

Research and development expenses were $19.0 million for the three months ended September 30, 2016, an increase of $7.2 million compared to the three months ended September 30, 2015. The increase was attributed to a $5.9 million increase in licensing fees primarily related to our STING Activator technology, a $3.6 million increase in personnel-related costs including stock-based compensation and a $1.2 million increase in facility costs due to the Company relocating to its new office and laboratory facility during the quarter. This was partially offset by a $4.8 million decrease in contract manufacturing primarily related to GVAX Pancreas manufacturing activities and a $1.0 million decrease in clinical development expenses following completion of the ECLIPSE clinical trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
Compensation and related personnel costs	$2,530	$1,824	$706
Outside professional services	2,510	2,877	(367)
Stock-based compensation expense	1,527	1,388	139
Facility costs	1,319	375	944
Other general and administrative	670	444	226
Total general and administrative	$8,556	$6,908	$1,648

General and administrative expenses were $8.6 million for the three months ended September 30, 2016, an increase of $1.6 million compared to the three months ended September 30, 2015. The increase was primarily due to personnel-related costs, including stock-based compensation $0.8 million. Additionally, a $0.9 million increase in facility costs was due to the Company relocating to its new office and laboratory facility during the quarter.

Interest Income

Interest income was $0.6 million for the three months ended September 30, 2016, an increase of $0.4 million compared to the three months ended September 30, 2015. Interest income earned in 2016 relates to interest earned from our funds invested in cash equivalents and marketable securities.

Provision for Income Taxes

Provision for income taxes was $11.7 million for the three months ended September 30, 2016, primarily related to current and deferred federal income taxes. There was no provision for income taxes in the third quarter of 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$46,715	$37,581	$9,134
Grant revenue	88	1,022	(934)
Total revenue	46,803	38,603	8,200
Operating expenses:
Research and development	66,855	35,992	30,863
General and administrative	26,255	19,000	7,255
Amortization of intangibles	415	—	415
Total operating expenses	93,525	54,992	38,533
Loss from operations	(46,722)	(16,389)	(30,333)
Loss from remeasurement of fair value of warrants	—	(26,077)	26,077
Interest income	1,540	156	1,384
Other (loss) income, net	(32)	1	(33)
Loss before income tax	(45,214)	(42,309)	(2,905)
Provision for income taxes	16,368	—	16,368
Net loss	$(61,582)	$(42,309)	$(19,273)

Revenue

Collaboration and license revenue was $46.7 million for the nine months ended September 30, 2016, an increase of $9.1 million compared to the nine months ended September 30, 2015. The increase was primarily due to the receipt of $35.0 million upon achievement of a milestone under our agreement with Novartis in the second quarter of 2016. This increase was partially offset by upfront license revenue from Janssen collaborations in 2015.

Grant revenue was $0.1 million for the nine months ended September 30, 2016, a decrease of $0.9 million compared to the nine months ended September 30, 2015, primarily due to most grants expiring in 2015.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Contract manufacturing	$18,673	$8,948	$9,725
Compensation and related personnel costs	11,473	7,998	3,475
Clinical development	9,168	9,453	(285)
Licensing fees	6,526	3,667	2,859
Stock-based compensation expense	6,226	1,250	4,976
Contract research	4,543	739	3,804
Outside professional services	4,095	1,052	3,043
Other research and development costs	3,680	2,541	1,139
Facility costs	2,471	344	2,127
Total research and development	$66,855	$35,992	$30,863

Research and development expenses were $66.9 million for the nine months ended September 30, 2016, an increase of $30.9 million compared to the nine months ended September 30, 2015. The increase was primarily attributed to a $9.7 million increase in contract manufacturing expense primarily for GVAX Pancreas manufacturing activities during the first half of 2016 and manufacturing activities for our antibody programs. The increase was also attributable to a $8.5 million increase in personnel-related costs including stock-based compensation, a $3.8 million increase in contract research expense for sponsored research grants, a $3.0 million increase in outside professional services primarily related to higher utilization of consultants to support our clinical programs and collaborations and a $2.9 million increase in licensing fees primarily related to our STING Activator technology.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Compensation and related personnel costs	$8,501	$5,877	$2,624
Outside professional services	7,954	6,895	1,059
Stock-based compensation expense	4,626	3,982	644
Facility costs	2,923	921	2,002
Other general and administrative	2,251	1,325	926
Total general and administrative	$26,255	$19,000	$7,255

General and administrative expenses were $26.3 million for the nine months ended September 30, 2016, an increase of $7.3 million compared to the nine months ended Septembers 30, 2015. The increase was primarily due to personnel-related costs, including stock-based compensation of $3.3 million, $2.0 million related to the expansion of our facilities and $1.1 million in outside professional services including legal, audit and tax services.

Loss from Remeasurement of Fair Value of Warrants

There was no loss from remeasurement of fair value of warrants for the nine months ended September 30, 2016, compared to $26.1 million for the nine months ended September 30, 2015. In April 2015, all of the convertible preferred stock warrants and common stock warrants were no longer subject to remeasurement due to the IPO or expiration of the performance condition and the total fair value was expensed on the statement of operations and reclassified to additional paid in capital.

Interest Income

Interest income was $1.5 million for the nine months ended September 30, 2016, an increase of $1.4 million compared to the nine months ended September 30, 2015. The interest income earned in 2016 relates to interest earned from our funds invested in cash equivalents and marketable securities.

Provision for Income Taxes

Provision for income taxes was $16.4 million for the nine months ended September 30, 2016, primarily related to current and deferred federal income taxes. There was no provision for income taxes for the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents and marketable securities of $387.1 million. We believe that our available cash and cash equivalents and marketable securities and anticipated funding from our collaboration agreements will be sufficient to fund our planned operations at least through 2018. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

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

We plan to continue to fund our operations and capital funding needs through equity and/or debt financing and potential milestones from existing collaboration agreements. We may also consider entering into additional collaboration arrangements or selectively partnering for clinical development and commercialization. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could harm our business, results of operations, financial condition and future prospects.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(60,550)	$157,754
Investing activities	(29,781)	(269,329)
Financing activities	37,858	173,110
Net change in cash and cash equivalents	$(52,473)	$61,535

Operating Activities

Net cash used in operating activities was $61.0 million for the nine months ended September 30, 2016, compared to net cash provided by operating activities of $157.8 million for the nine months ended September 30, 2015. The decrease in net cash provided by operating activities was primarily due to the upfront payment of $200.0 million received from Novartis in the first half of 2015.

Investing Activities

Net cash used in investing activities was $29.8 million for the nine months ended September 30, 2016, compared to $269.3 million for the nine months ended September 30, 2015. The decrease in net cash used in investing activities was primarily due to the purchase of marketable securities in the third quarter of 2015. This was partially offset by an increase in purchased property and equipment primarily related to leasehold improvements for our new facility in 2016.

Financing Activities

Net cash provided by financing activities was $37.9 million for the nine months ended September 30, 2016, compared to $173.1 million for the nine months ended September 30, 2015. The decrease was primarily related to $174.0 million in net proceeds from the issuance of our convertible preferred stock and the IPO and private placement during the nine months ended September 30, 2015, compared to net cash proceeds of $31.8 million from the sale of our common stock through the Sales Agreement with Cowen.

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

There have been no material changes to our critical accounting policies during the three months ended September 30, 2016 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2016, we exercised our option to lease additional space under our new lease agreement for office/laboratory space in Berkeley, California. Refer to Note 7 of the Condensed Consolidated Notes to the Financial Statements for more information. The following table summarizes our contractual obligations as of September 30, 2016:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$3,586	$9,301	$9,644	$44,770	$67,301
Total contractual obligations	$3,586	$9,301	$9,644	$44,770	$67,301

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended September 30, 2016 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We reported net loss of $35.1 million and a net income of $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and a net loss of $61.6 million and $42.3 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $162.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2016, our cash and cash equivalents and marketable securities were $387.1 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

An investigator-sponsored Phase 2 trial in pancreatic cancer called STELLAR is ongoing. This randomized, controlled trial enrolled 93 adults with metastatic pancreatic cancer who had received one prior chemotherapy to treat metastatic disease (2nd line).  The trial includes two arms: Arm A with CRS-207 and GVAX Pancreas as well as the anti-PD-1 checkpoint inhibitor, nivolumab, and Arm B with CRS-207 and GVAX Pancreas. Based on the results of the ECLIPSE study and in consultation with the Data Monitoring Committee, enrollment in Arm B stopped prior to full enrollment, but enrollment in Arm A was completed. Patients on both study arms are eligible to continue to receive treatment through completion of study.

If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose a clinical hold or suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, a negative finding from an inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or safety concerns raised by other clinical trials of therapies with similar mechanisms of action.

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

To date, patients treated with CRS-207 have experienced drug-related side effects including Grade 3 adverse events, or AEs, which are considered moderate, and Grade 4 AEs which are considered severe. In our clinical trials of CRS-207 and GVAX Pancreas to date, the most frequent drug-related Grade 3 or 4 AE was transient lymphopenia (an abnormally low level of white blood cells), with 6.1% (15/245) of patients experiencing Grade 3 or higher lymphopenia. Transient lymphopenia is expected based on prior nonclinical studies and CRS-207’s mechanism of action, and the AEs of lymphopenia were self-correcting or did not reveal an unexpected pattern of toxicity. We currently do not plan to alter our development plan for CRS-207 based on these observed AEs of lymphopenia. There were no, other Grade 3 or Grade 4 AEs with frequencies higher than three percent in 245 patients with pancreatic cancer. The most common Grade 3/4 AEs were transient lymphopenia, hypertension, hypotension, chills, fevers, and elevated liver enzymes. Listeriosis has also been reported as a Grade 3 AE.

If unacceptable side effects arise in the development of our product candidates, we could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, in October 2016 after receiving notification that a blood culture sample taken from an indwelling port of a metastatic pancreatic cancer patient tested positive for Listeria, the FDA placed clinical trials involving our LADD investigational agents on partial clinical hold to pause new patient enrollment.  We plan to propose revised study protocols to the FDA in accordance with their feedback, however, we cannot provide any assurances that there will not be further adverse events, that the partial clinical hold will be lifted, or that our trials will not be placed on additional clinical holds in the future. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. In addition, if side effects are observed in competing product candidates that are perceived to have similarities to ours, such as competing listeria-based vaccines or other more general approaches to immuno-oncology, regulators or patients may infer that our product candidates could cause similar side effects. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•	FDA could require a Risk and Evaluation Medication Strategy, or REMS, which could require the creation and management of a medication guide, communication plan or other elements to ensure safe use;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

We currently have only limited marketing capabilities and no sales or distribution capabilities and have no marketed products. We intend to develop an in-house commercial organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Many major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions continue to invest time and resources in developing novel approaches to immuno-oncology. Promising results have spurred significant competition from major pharmaceutical and biotechnology companies alike. Our competitors in the field of immuno-oncology and cancer vaccines include AdaptImmune Therapeutics, PLC, Advaxis, Inc., AstraZeneca PLC, Bristol Myers-Squibb Company, Celgene Corporation, GlaxoSmithKline plc, Idera Pharmaceuticals, Inc., Immune Design Corp., Incyte Corporation, Merck & Co., Inc., Merrimack Pharmaceuticals, Inc., Novartis AG, Pfizer Inc., Roche Holding AG, Sanofi SA, and Bayer Healthcare, among others. Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing, market access and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer, our Chief Medical Officer and our Chief Operating Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. The Northern California region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

As of September 30, 2016, we had 143 full-time employees, including 106 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently hold $5 million in product liability insurance in the aggregate, which we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise. In addition, if we are unable to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims, the commercialization of products we develop, alone or with corporate collaborators could be delayed or inhibited.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants and collaborators upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.

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

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including a clinical hold or a failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including periods of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of September 30, 2016, we had $387.1 million of cash and cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2016, we cannot assure you that future deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

In the future, we may not be exempt from various reporting requirements. For example, the Sarbanes-Oxley Act requires us, among other things, to assess the effectiveness of our internal control over financial reporting annually and to assess the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act (“Section 404”) would require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

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

Aduro Biotech, Inc.
Date: November 2, 2016	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: November 2, 2016	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

10.1	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	8-K	001-37345	10.1	09/14/2016

10.2	Newly Appointed CMO Offer of Employment Letter between Aduro Biotech, Inc. and Natalie Sacks, M.D., dated as of August 4, 2016.					X

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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