Form 10-K
period 2016-12-31
ADURO BIOTECH, INC.
filed 2017-03-01
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2016, based on the closing price of the shares of common stock on the NASDAQ Stock Market for such date, was $441,401,127.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2017 was 67,998,111.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our history of net operating losses and uncertainty regarding our ability to achieve profitability;
•	our ability to fund our working capital needs;
•	our ability to develop and commercialize our product candidates;
•	our ability to use and expand our technology platforms to build a pipeline of product candidates;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our ability to operate in a competitive industry and compete successfully against competitors that have greater resources than we do;
•	the potential benefits of our acquisition of BioNovion Holding B.V., our wholly-owned subsidiary known as Aduro Biotech Europe;
•	our ability to retain and attract key personnel;
•	our products may not gain market acceptance;
•	our reliance on third parties;
•	our ability to obtain and adequately protect intellectual property rights for our product candidates; and
•	expected timing of our clinical results.

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

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases, including cancer. We believe our three technology platforms are uniquely positioned to recruit and direct the immune system by activating cancer-fighting immune cells and inhibiting immune suppressive cells known to allow tumor growth. Product candidates from our LADD, or Live, Attenuated, Double-Deleted Listeria monocytogenes, STING Pathway Activator, and B-select monoclonal antibody platforms are designed to stimulate and/or regulate innate and adaptive immune responses, either as single agents or in combination with conventional therapies (i.e. chemotherapy and radiation) as well as other novel immunotherapies. Our diverse technology platforms have led to a strong pipeline of clinical and preclinical candidates, which are being developed for a number of cancer indications. Additionally, our platforms have the potential to generate product candidates that address other therapeutic areas, such as autoimmune and infectious diseases.

Immuno-oncology is an emerging field of cancer therapy that aims to activate the immune system in the tumor microenvironment to create and enhance anti-tumor immune responses, as well as to overcome the immuno-suppressive mechanisms that cancer cells have developed against the immune system. Recent developments in the field of immuno-oncology, including checkpoint inhibitors—therapies which work to remove suppression mechanisms that prevent an immune response against cancer cells—have shown the potential to provide dramatic efficacy and extended survival, even in cancers where conventional therapies, such as surgery, chemotherapy and radiotherapy, have failed. The immunotherapy field is rapidly advancing with new immuno-oncology combinations that focus on strengthening therapeutic efficacy in a wide range of cancers. We intend to pursue a broad strategy of combining our technology platforms with conventional and novel immuno-oncology therapies, based on their mechanisms of action, safety profiles and versatility.

Our LADD technology platform is based on proprietary attenuated strains of Listeria that have been engineered to express tumor-associated antigens to induce specific and targeted immune responses. This platform is being developed as a treatment for multiple indications, including mesothelioma, ovarian, gastric, lung and prostate cancers. Additionally, a personalized form of LADD, or pLADD, is being developed utilizing tumor neoantigens that are specific to an individual patient’s tumor. Our STING Pathway Activator platform is designed to activate the intracellular Stimulator of Interferon Genes, or STING, receptor, resulting in a potent tumor-specific immune response. ADU-S100 is the first STING Pathway Activator compound to enter the clinic and is currently being evaluated in a Phase 1 study in patients with cutaneously accessible metastatic solid tumors or lymphomas. Our B-select monoclonal antibody platform includes a proprietary ultra-selective functional screening process to identify antibodies with unique binding properties against a broad range of targets that are being designed to modulate the innate and adaptive arms of the immune system. The B-select platform has delivered a number of immune modulating assets currently in research and preclinical development.

We are developing a pipeline of proprietary product candidates on our own and have a number of collaborations with leading global pharmaceutical companies to expand our products and technology platforms. We have developed LADD product candidates in collaboration with Janssen Biotech, Inc., or Janssen, targeting lung and prostate cancers and we are developing STING Activator product candidates in oncology under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis. In addition, we are developing monoclonal antibodies, or mAbs, with the potential to yield novel immunotherapy combinations through our wholly-owned subsidiary, Aduro Biotech Holdings, Europe B.V., known as Aduro Biotech Europe, based in the Netherlands. One of these antibodies, a CD27 antibody, was developed with and is exclusively licensed to Merck Sharp and Dolme B.V., or Merck. We have intellectual property protection on our LADD, STING and B-select technology platforms and each of our product candidates, some of which we believe can be maintained into the 2030s.

Our Proprietary Technology Platforms and Pipeline

We have developed first-in-class technology platforms – LADD, STING Pathway Activators and B-select monoclonal antibodies. We believe our technology platforms represent innovative approaches in immuno-oncology. Since our product candidates act by leveraging the patient’s own immune system, we believe they have the potential to deliver enhanced efficacy and to be safer and more tolerable than existing therapies, such as chemotherapy and radiotherapy. Based on the mechanisms of action and safety profiles of our technology platforms, we intend to build a deep pipeline of product candidates that can be readily combinable and synergistic with both conventional and novel therapies, such as checkpoint inhibitors. Our vision is to utilize our scientific expertise and understanding of the body’s natural defense systems, including the interplay between the innate and adaptive immune responses, to develop safe and effective therapies for the benefit of patients.

Live, Attenuated, Double-Deleted Listeria Monocytogenes

We seek to optimize tumor-specific immune responses by engineering our LADD product candidates to express encoded tumor-specific antigens and deliver them to antigen-presenting cells. Antigen-presenting cells, which include dendritic cells, lead to efficient priming of a class of immune cells known as T cells. Once primed, these T cells seek out and eliminate the targeted tumor cells. Our LADD product candidates have been engineered with the deletion of two genes critical for virulence of unmodified Listeria: actA and inlB. The deletion of the actA gene prevents the spread of our LADD product candidates from cell to cell, which controls the spread of infection. The deletion of the inlB gene prevents the infection of hepatocytes, or liver cells, which can lead to toxicity. We believe key attributes of our LADD technology platform include:

•

Early Evidence of Efficacy. Our Phase 1b clinical trial in patients with malignant pleural mesothelioma demonstrated that the combination of CRS-207 and standard-of-care chemotherapy resulted in 94% disease control rate. Additionally, 31% of patients experienced tumor shrinkage with the administration of CRS-207 alone (prior to receiving chemotherapy).

•	Novel Mechanism. Our LADD product candidates are designed to initiate a powerful innate immune response and drive a targeted, durable adaptive immune response.
•

Product Candidates Well-tolerated in Clinical Trials. Through our proprietary deletion of two genes that contribute to Listeria’s virulence, we substantially reduce the natural disease-causing properties of Listeria, creating stable product candidates suitable for therapeutic use. Our clinical trial experience with LADD product candidates in hundreds of patients to date has shown that the adverse event profile is manageable.

•

Versatility. Individual LADD product candidates can be engineered to target a wide range of cancers by promoting anti-tumor immune responses against antigens associated with specific tumors. A personalized form of LADD is being developed utilizing tumor neoantigens that are specific to an individual patient’s tumor.

•

Combinability. The mechanisms of action and safety profiles of our LADD product candidates may give them the potential for combination with checkpoint inhibitors, chemotherapy and radiotherapy, among other treatment regimens.

•

Repeatable Administration. Our LADD product candidates are not neutralized by the patient’s immune system and are designed for repeat administration, thus allowing a chronic therapy for a sustained tumor antigen-specific response.

•

Cost-effectiveness. Our LADD product candidates CRS-207, ADU-214 and ADU-741 can be manufactured through a relatively simple and cost-effective fermentation process. We intend to adapt our current manufacturing process to produce future patient-specific strains for personalized LADD therapy.

STING Pathway Activators

The STING receptor is known to be a central mediator of innate immunity and is critical for immune surveillance and control of cancer progression. Our proprietary STING Pathway Activator product candidates are synthetic small molecule immune modulators that are designed to target and activate STING. Once activated, the STING receptor initiates a profound innate immune response by signaling through three distinct pathways, inducing the expression of a broad profile of cytokines that activate the development of an effective tumor antigen-specific T cell adaptive immune response. The STING receptor is generally expressed at high levels in the cytosol of immune cells, including dendritic cells. Recent advancements reported in numerous leading scientific journals have created interest in the potential for STING receptor-targeting drug candidates across diverse applications. We are developing STING Pathway Activator product candidates as therapies that are intended to prime and enhance the innate and adaptive immune responses. Our proprietary synthetic STING Pathway Activator product candidates are from a family of compounds known as cyclic dinucleotide, or CDN molecules, and are significantly more potent than naturally occurring CDNs, indicating high translational potential as a therapeutic approach to elicit an effective immune response. We believe key attributes of our STING Pathway Activator technology platform include:

•	Early Evidence of Potency. Our STING Pathway Activator product candidates have demonstrated significant anti-tumor activity in pre-clinical studies.
•

Novel Mechanism. Our STING Pathway Activator product candidates are designed to initiate broad and strong innate and adaptive immune responses through the activation of the STING receptor signaling pathway.

•

Versatility of Delivery. We believe our STING Pathway Activator product candidates can be delivered via intratumoral injection, and potentially via new systemic delivery formulations and other novel modalities, such as conjugation with antibodies.

•

Combinability. Based on their mechanism of action, we believe our STING Pathway Activator product candidates may have synergistic or additive benefits of immune-mediated tumor killing mechanisms when combined with conventional and novel therapies, such as chemotherapy, radiotherapy and checkpoint inhibitors, among others.

•	Ease of Manufacture. Our STING Pathway Activator product candidates are small molecules manufactured through a relatively simple and cost-effective process.
•

Broad Applicability. We believe our STING Pathway product candidates will have broad application in oncology and the potential to expand into other therapeutic areas such as infectious and autoimmune diseases.

B-select Antibodies

Monoclonal antibodies are an established class of therapeutics that enable specific inhibition or activation of proteins as well as marking specific antigens and their associated cells for destruction. Our B-select technology platform through in vitro clonal expansion of B cells (antibody producing cells) and a proprietary ultra-selective functional screening process is used to identify antibodies with unique binding properties against a broad range of targets that can modulate the innate and adaptive immune system. Our B-select technology platform has delivered product candidates in research and preclinical development. Examples include antagonists and checkpoint inhibitors, which are intended to activate the immune system by removing suppression – this is also known as “releasing the brakes” on the immune system. In addition, we have developed agonists, which are unique antibodies that stimulate immune responses when cancer is not detected by the immune system. We believe key attributes of our B-select technology platform include:

•

Early Evidence of Potency. Our B-select product candidates have demonstrated significant anti-tumor activity in pre-clinical studies. BION-1301, a humanized antibody that blocks A PRoliferation-Inducing Ligand (APRIL) from binding to its receptors, has been shown in preclinical studies to halt tumor growth and overcome drug resistance. The Anti-APRIL antibody demonstrated potent anti-tumor activity in preclinical models of multiple myeloma. The anti-CD27 antibody discovered using the B-select technology platform targets a previously unknown functional epitope conferring unique immunomodulatory activity relevant to cancer immunotherapy. The anti-PD-1 and anti-CTLA-4 antibodies are targeting clinically validated mechanisms.

•

Novel Mechanism. Our B-select technology platform is used to identify antibodies with unique binding properties against a broad range of clinically validated and novel targets that can modulate the innate and adaptive arms of the immune system. B-select antibodies can also be used to generate bispecific antibodies with novel mode-of-action.

•

Versatility. The B-select technology platform has been shown to identify antibodies and product candidates targeted to a broad range of secreted, membrane-bound and transmembrane proteins and entities. The B-select platform has been successfully used in combination with genetically modified mouse strains including those expressing human antibodies

•

Combinability. Our B-select product candidates are designed to be used alone or in combination with other therapies, including the LADD and STING platforms to increase immunotherapy potency and durability.

•	Ease of Manufacture. B-select product candidates are biologics that can be manufactured through well-established processes.
•	Broad Applicability. Monoclonal antibodies are an established class of therapeutics to treat cancer as well as infectious and autoimmune diseases.

Pipeline

Our pipeline of diverse product candidates builds from our LADD, STING and B-select proprietary technology platforms to create immunotherapies targeting a variety of cancers, as well as infectious and autoimmune diseases.

Our most advanced LADD product candidate is CRS-207, which is being developed as a treatment for multiple indications, including mesothelioma, ovarian, and gastric cancers. ADU-214 and ADU-741 are product candidates in development for lung and prostate cancers, respectively, under our collaboration with Janssen. A personalized form of LADD (pLADD) is being developed utilizing tumor neoantigens that are specific to an individual patient’s tumor.

We envision multiple product opportunities for our STING Pathway Activator technology platform, including our lead molecule ADU-S100. ADU-S100 is the first therapeutic in development specifically targeting STING. In collaboration with Novartis, it is being tested in a Phase 1 clinical trial in cutaneously accessible tumors, including breast, head-and-neck, and renal cell cancers as well as melanoma and lymphoma. The trial is evaluating the ability of ADU-S100 to activate the immune system and recruit specialized immune cells to attack the injected tumor, leading to a broad immune response that seeks out and kills non-injected distant metastases. Based on their mechanism of action, our STING Activator product candidates may also have synergistic or additive benefits when combined with other cancer therapies.

In addition, we are advancing four B-select product candidates which have the potential to yield novel immunotherapy combinations. BION-1301 is our most advanced mAb targeting A Proliferation Inducing Ligand (APRIL) which we plan to evaluate for the treatment of multiple myeloma. Our second lead candidate is an anti-CD27 antibody being developed by Merck under our collaboration agreement. CD27 has been recognized as having a critical role in activating a productive anti-cancer (CD8 T-cell) immune response and has demonstrated the potential to be combined with checkpoint inhibitors in pre-clinical studies. Finally, we are advancing PD-1 and CTLA-4 checkpoint inhibitor blocking antibodies in preclinical development, which are especially designed to be used alone or in combination with other therapies, including the LADD and STING platforms to increase immunotherapy potency and durability. In addition, we entered into a co-development and commercialization agreement with Genmab to evaluate five bispecific antibody product candidates targeting immune checkpoints.

Our pipeline of product candidates is depicted in the following chart:

Our Strategy

Our current focus is to discover, develop and commercialize best-in-class cancer therapies using our LADD, STING Pathway Activator and B-select technology platforms. Key elements of our strategy include:

•

Rapidly advance our product candidates through clinical development and regulatory approval. We are developing CRS-207, ADU-S100, various mAbs and other novel drug candidates by leveraging our proprietary technology platforms and our understanding of combination therapy in immuno-oncology. We have proprietary technology platforms that we believe can generate novel and combinable therapies to target a wide range of cancers with significant unmet medical need. We plan to invest in these technology platforms to develop additional product candidates. We intend to further explore combination opportunities with checkpoint inhibitors, including product candidates from the B-select platform, and other treatment regimens.

•

Maximize the commercial value of our proprietary LADD, STING Pathway Activator and B-select technology platforms. We currently have global development, marketing and commercialization rights for CRS-207, as well as additional LADD product candidates. If we obtain regulatory approvals for CRS-207 we plan to build a commercial organization with a specialty sales force to market CRS-207. We also plan to retain commercial rights to additional LADD product candidates. In addition, we retain U.S. commercial rights for STING Pathway Activator product candidates in oncology developed in collaboration with Novartis and we maintain worldwide rights to our STING pathway programs outside of oncology. We maintain full ownership of our APRIL, PD-1 and CTLA-4 B-select product candidates. We retain a 50% share of the product rights for any product candidate that might be defined in collaboration with Genmab from the five bispecific antibody product candidates targeting immune checkpoints.

•

Expand on the value of our product candidates through collaborations. We may decide to selectively partner large and complex oncology indications, in certain geographies and where we believe a partner could bring additional resources and expertise to maximize the value of our product candidates. We entered into strategic collaborations with Janssen for the treatment of lung and prostate cancers, and with Novartis for STING Pathway Activator product candidates in oncology. In addition, we entered a research and licensing agreement with Merck to advance CD27 antibodies. We believe these collaborations have the potential to drive significant value through the extensive capabilities of these organizations.

•

Leverage the expertise of our scientific founders and key advisors to develop innovative technologies at the forefront of the immuno-oncology field. Our scientific founders and advisors are from some of the world’s leading research institutions and have a history of seminal discoveries and significant experience in oncology, immuno-oncology and vaccines. As such, we plan to continue to leverage the collective talent of our scientists, clinicians and a network of highly influential advisors to inform our development strategy and enable our technology to be at the forefront of the immuno-oncology field. We strive to protect our commercially important discoveries and product candidates by applying for, and maintaining and defending our patent rights.

The Aduro Approach to Immuno-Oncology

We believe that our LADD, STING Pathway Activator and B-select technology platforms represent new, significant advancements within the field of immuno-oncology. Our approach is designed to prime and enhance innate and adaptive immune responses against cancer cells. In addition, our technology platforms have the potential for combination with conventional and novel therapies, including other immuno-oncology products that modulate the immune response, including checkpoint inhibitors that “remove the brakes,” due to the mechanisms of action and safety profiles.

Anti-PD-1/PD-L1 monoclonal antibodies are a class of checkpoint inhibitors. Programmed cell death protein 1, or PD-1, is expressed on the surface of activated T cells, B cells, and dendritic cells. PD-1 and associated ligands, PD-L1 and PD-L2, negatively regulate immune responses with the ligands expressed on many murine tumor cell lines. Anti-PD-1/PD-L1, target this novel immunosuppressive pathway with the goal of strengthening the anti-tumor T cell response by impairing the interaction of the inhibitory receptor PD-1 on T cells with PD-L1 expressed on tumor cells. While anti-PD-1 therapies have shown efficacy in subsets of patients in some tumor types, patients with certain cancers, have not responded to treatment with anti-PD-1 in early clinical trials. Based on preclinical models and early clinical data, we believe that checkpoint inhibitors when combined with strong adaptive immune cell stimulators, such as cancer vaccines, can have an amplified anti-tumor effect against poorly immunogenic tumors. These results provide rationale for further testing of checkpoint inhibitors in combination with other immunotherapies.

Using our proprietary method of modifying Listeria, we engineer LADD product candidates that are designed to prime and enhance an innate and adaptive immune responses specific for several targets present on tumor cells. We have designed our LADD product candidates by deleting two genes critical for the virulence of unmodified Listeria. Our LADD product candidates are not neutralized by the patient’s immune system, thereby allowing for repeat administration as a chronic therapy which has a sustained enhancing of tumor antigen-specific T cell immunity.

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

Our B-select technology platform further expands our immunotherapy capabilities to encompass mAbs. Monoclonal antibodies are an established class of therapeutics that enable specific inhibition or activation of proteins as well as marking specific antigens and their associated cells for destruction. Our B-select product candidates include preclinical assets that inhibit clinically validated immune checkpoint pathways. Such immune checkpoint inhibitors could potentially be used alone or in combination with our LADD and STING Pathway Activator platforms to increase immunotherapy potency and durability. In addition, we are developing novel preclinical mAbs, such as anti-APRIL, anti-CD27 and bispecific antibodies, which inhibit or activate unique cancer and/or immune response pathways controlling the progression of diverse malignancies.

Our LADD, STING Pathway Activator and B-select technology platforms, alone or in combination, are intended to prime, enhance and sustain an innate and adaptive immune response specific for tumor cells.

Our Immuno-Oncology Technology Platforms

LADD Technology Platform Overview

Listeria is a natural bacterium that has inherent characteristics to recruit and activate natural killer, or NK, cells, triggering a strong and immediate innate immune response. Our LADD technology platform modifies Listeria in two ways: (1) to exclude two genes required for the virulence of the unmodified Listeria and (2) to express and secrete tumor antigens which prime and enhance an adaptive immune response in the form of a T cell attack specifically against tumor cells.

There are a number of desirable features of the natural biology of Listeria that make it an attractive platform for immuno-oncology drug development, in particular is its ability to induce strong innate and adaptive immune responses by stimulation of CD4+ and CD8+ T cell immunity. There are also practical features of Listeria-based therapies, including that they are not neutralized by the patient’s immune system, are designed for repeat administration and can be manufactured through a relatively simple and cost-effective fermentation process. We believe we have developed a LADD technology platform that is safe yet retains the potency of the natural, or unmodified, bacteria.

We designed our LADD technology platform by deleting two genes critical to the bacterium’s natural virulence, actA and inlB, which are required for the spread from one cell to another and the infection of hepatocytes, respectively. Our method of attenuation results in the complete deletion of actA and inlB virulence genes, and as a result we believe there is no possibility for reversion to unmodified Listeria. The attenuated strain of bacteria is then modified with new genetic material to encode and express specific tumor antigens. Our method of antigen expression involves site-specific insertion of antigen expression cassettes in up to four locations on the chromosome of the attenuated platform strain.

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

LADD-based Product Candidates

CRS-207

CRS-207 is our lead LADD product candidate. CRS-207 is a monovalent LADD product candidate engineered to express the mesothelin antigen that is over-expressed in certain tumors and cancer types, including mesothelioma and ovarian, gastric, lung, triple negative breast, esophageal, colorectal and pancreatic cancers.

To date, patients treated with our LADD product candidates have experienced drug-related side effects, some of which were Grade 3 adverse events, or AEs, which are considered moderate, and some of which were Grade 4 AEs which are considered severe. Examples of the AEs experienced include, fevers, chills, nausea, vomiting, fatigue, headaches, hypotension and listeriosis among others.

CRS-207 in Mesothelioma

Malignant mesothelioma is a tumor in the tissue lining, most commonly the tissue lining surrounding the lungs. Mesothelioma is a relatively rare disease. It is estimated that the combined incidence in the United States, the five European countries with the highest rates of incidence and Japan is approximately 13,000 cases per year. We have obtained orphan drug designation for CRS-207 for the treatment of mesothelioma in the United States and European Union from the FDA and European Medicines Agency, respectively.

Malignant mesothelioma carries a poor prognosis with a median overall survival of approximately 12 months from diagnosis. Mesothelioma is currently treated with surgery, chemotherapy and radiotherapy. Chemotherapy can be an effective treatment option to enhance immune responses, inhibit immunosuppression and modify the tumor microenvironment to be more susceptible to immune-mediated killing. This provides a strong rationale to use chemotherapies in combination with a LADD product candidate to trigger robust innate and adaptive immune responses in a more susceptible tumor environment.

Clinical Status

We are using CRS-207 in combination with standard-of-care chemotherapy for treatment in the front line-setting of unresectable malignant pleural mesothelioma, and we plan to use CRS-207 in combination with an anti-PD-1 checkpoint inhibitor in the second line and later-setting. We have completed enrollment in our single-arm Phase 1b clinical trial of CRS-207 in combination with standard-of-care chemotherapy in patients with unresectable malignant pleural mesothelioma who have not received prior therapy. A total of 38 patients were treated under this regimen. Based on encouraging results, we opened an exploratory cohort within the same population in which patients receive the addition of low-dose cyclophosphamide intravenously one day before each CRS-207 in combination with standard-of-care chemotherapy.

Phase 1b (Ongoing)

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

In August 2015, data from scheduled radiologic time points of 34 evaluable patients was reviewed and disease control was observed in 94% (32/34) of patients, including 59% (20/34) with partial responses and 35% (12/34) experiencing stable disease following treatment with CRS-207 and chemotherapy. Prior to receiving chemotherapy, 31% (11/36) of patients experienced some tumor shrinkage (range: -1% to -43%) after receiving CRS-207 alone. Median duration of response was 5.3 months (95% CI: 4.7-16.7 months) and median progression free survival was 8.5 months (95% CI: 6.9 – 10.8 months).

The estimated median overall survival was 16.4 months (95% CI: 11.0 – 20.6 months). CRS-207 was generally well-tolerated with no treatment-related serious adverse events or cumulative toxicities when administered with chemotherapy. No treatment-related serious adverse events or unexpected toxicities were observed. Treatment, follow-up and immune response evaluations are ongoing. Radiologic images were also read by an independent, central radiologist supporting our investigators’ findings.

In November 2016, data from the second cohort of patients in the ongoing Phase 1b clinical study was presented at a medical meeting. Preliminary results as of October 2016 from the 22 patients in the second cohort showed that 82% (18/22) of patients had disease control, with 55% (12/22) of patients achieving a partial response (PR) and 27% (6/22) with stable disease. Tumor shrinkage was observed in 77% (17/22) of patients. Of these patients, 36% (8/22) experienced tumor shrinkage with 14% (3/22) achieving a partial response after two doses of CRS-207 with immunomodulatory doses of cyclophosphamide (Cy/CRS-207), but prior to initiation of standard of care chemotherapy. No treatment-related serious adverse events or unexpected toxicities were observed. Median duration on study was 9.7 months at the time of data cutoff. Treatment continues, with immune response evaluations and survival follow up ongoing.

Phase 2 (Planned)

We believe the data from the ongoing Phase 1b trial support further investigation of CRS-207 in mesothelioma. A multicenter Phase 2 study evaluating the combination of CRS-207 and pembrolizumab in patients with mesothelioma who have failed at least one prior therapy is planned to begin in the first half of 2017.

CRS-207 in Ovarian Cancer

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

Clinical Status

We are using CRS-207 in combination with Incyte’s investigational selective IDO1 inhibitor, epacadostat, for treatment in platinum resistant epithelial ovarian, fallopian, or primary peritoneal cancer patients that have progressed within 6 months after completing platinum-based chemotherapy. We also plan to evaluate the combination of CRS-207, epacadostat and an anti-PD-1 checkpoint inhibitor. This study is being conducted by us in collaboration with Incyte.

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

Aduro entered into a clinical trial agreement with Incyte to evaluate the safety, tolerability and preliminary efficacy of CRS-207, in combination with epacadostat in patients with ovarian cancer. Under the terms of the agreement, we will collaborate with Incyte on a non-exclusive basis to evaluate the combination. We will be responsible for conducting the study and the results will be used to determine whether further clinical development of this combination is warranted. Costs for the trial are shared on an equal basis.

Phase 1/2 (Ongoing)

The Phase 1/2 trial is designed initially to test combinations of CRS-207 with two dose levels of epacadostat in dose escalation. Based on safety and tumor biomarkers, the trial will then expand to a Phase 2 evaluating the combination of CRS-207 and epacadostat at the optimal dose level plus an anti-PD-1 therapy, compared to CRS-207 plus anti-PD-1. The study plans to enroll up to 30 patients in Phase 1 and up to 54 patients in Phase 2 with platinum-resistant ovarian, fallopian or peritoneal cancers.

CRS-207 in Gastric Cancer

Approximately 180,000 cases of gastric cancer are diagnosed each year in the United States, five major European countries and Japan. It is estimated that the incidence in the United States is approximately 26,000 cases per year.

Gastric cancer is an immune-sensitive mesothelin-expressing tumor where PD-1 checkpoint inhibitors have shown some activity. The combination of inducing an immune response through CRS-207, while simultaneously suppressing the cancer’s ability to evade the immune system through a PD-1 checkpoint inhibitor, has resulted in synergistic anti-tumor activity in pre-clinical studies.

Clinical Status

In January 2017, we established a clinical collaboration with Merck (known as MSD outside the United States and Canada) to investigate the combination of CRS-207 with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) for the treatment of gastric cancer.

Phase 2 (Planned)

A multicenter Phase 2 study evaluating the combination of CRS-207 and pembrolizumab in patients with metastatic gastric cancer who have failed at least two prior therapies is planned to begin in the first half of 2017.

CRS-207 in Pancreatic Cancer

We have completed two Phase 2 trials in pancreatic cancer with CRS-207 and GVAX Pancreas, a cellular vaccine product candidate derived from human cancer cell lines that have been engineered to recruit the immune system. In a randomized, controlled 93-patient 2-arm Phase 2a clinical trial in metastatic pancreatic cancer patients, CRS-207 and GVAX Pancreas demonstrated a statistically significant improvement in overall survival versus GVAX Pancreas alone. The trial met the primary efficacy endpoint of overall survival at an interim analysis and was stopped upon recommendation from the Data Monitoring Committee. Based on these results, we conducted a Phase 2b ECLIPSE trial for patients with metastatic pancreatic cancer who had failed two or more prior therapies in the metastatic setting (third line plus). The trial did not meet its primary endpoint of an improvement in overall survival of patients receiving CRS-207 in combination with GVAX Pancreas compared to patients receiving chemotherapy. Based on these results, we decided not to continue development of CRS-207 in combination with GVAX Pancreas.

An investigator-sponsored randomized controlled Phase 2b clinical trial called STELLAR is ongoing and supported by Aduro, Bristol-Myers Squibb, Stand Up to Cancer, PanCAN/AACR and the Lustgarten Foundation. STELLAR is designed to explore the synergistic effects on our treatment regimen in combination with the anti-PD-1 checkpoint inhibitor, nivolumab. This randomized, controlled trial enrolled 93 adults with metastatic pancreatic cancer who had received one prior chemotherapy to treat metastatic disease (2nd line). The trial includes two arms: Arm A with CRS-207 and GVAX Pancreas as well as nivolumab, and Arm B with CRS-207 and GVAX Pancreas. Based on the results of the ECLIPSE study and in consultation with the Data Monitoring Committee, enrollment in Arm B stopped prior to full enrollment, but enrollment in Arm A was completed. Patients on both study arms are eligible to continue to receive treatment through completion of study. Although, we are not actively pursuing development of CRS-207 and GVAX Pancreas in pancreatic cancer we continue to support the research efforts of our collaborators through investigator sponsored studies in this indication.

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

Clinical Status

In November 2014, we entered into an agreement whereby we granted Janssen an exclusive, worldwide license to certain product candidates engineered for the treatment of lung cancer and certain other cancers based on our novel LADD technology platform for any and all uses. Under the agreement we are eligible to receive significant development, regulatory and commercialization milestone payments up to a potential total of $817.0 million. Janssen will have exclusive rights to develop and commercialize LADD product candidates in lung cancer and will assume responsibility for all research, development, manufacturing, regulatory and commercialization activities for the licensed products.

Phase 1 (Ongoing)

Janssen initiated the Phase 1 trial in lung cancer in the fourth quarter of 2015. The Phase 1 study is evaluating intravenous administration of ADU-214 in patients with advanced or metastatic non-small cell lung cancer.

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

Phase 1 (Ongoing)

Janssen initiated the Phase 1 trial in prostate cancer in the fourth quarter of 2015. The Phase 1 study is evaluating intravenous administration of ADU-741 in patients with metastatic castration resistant prostate cancer.

Personalized LADD

Personalized LADD, or pLADD, is a second-generation LADD technology that leverages the immune-stimulating activity of the Listeria bacterial vector in combination with neoantigens, which are unique, patient-specific tumor markers exclusively expressed in an individual’s tumor cells. Once administered, pLADD therapies are expected to mobilize the immune system in two ways--first, through the immediate recognition of the presence of Listeria as being foreign, and subsequently, through a specific and customized immune attack on cells containing the tumor neoantigens presented by pLADD. We believe the pLADD technology platform is well-suited to maximize the potential benefit of personalized therapy through the ability to engineer the therapy with multiple tumor-specific neoantigens using a small-scale manufacturing process.

To create a patient-specific pLADD therapy, a physician begins by removing tumor cells from the patient. These cells are analyzed in order to sequence the tumor cells, including any mutations that are unique to the patient’s own tumor cells. Unique predictive algorithms for antigen processing are used to identify pertinent tumor antigens. We then create a LADD strain that includes the patient-specific neoantigens for administration.

Preclinical Data with pLADD

Preclinical data showed that pLADD induced a robust immune response, including broad innate immune responses involving cytokines, chemokines, natural killer, and gamma delta T cells, as well as antigen-specific adaptive T cell responses (CD8+ and CD4+). In preclinical models, pLADD remodeled the tumor microenvironment, whereby an increase in infiltration of neutrophils, T cells and dendritic cells was observed. The combination of pLADD with an anti PD-1 agent led to a sustained immune response and significant prolongation of survival in these models.

Clinical Status

An Investigational New Drug (IND) application has been cleared by the U.S. Food and Drug Administration. In December 2016, we entered into an exclusive license agreement with Stanford University for state-of-the-art neoantigen identification technology developed by Dr. Hanlee Ji, associate professor of medicine at Stanford for use in therapeutics using modified Listeria.

Phase 1 (Planned)

A Phase 1 trial evaluating the safety and immunogenicity of pLADD in patients with cancers of the gastrointestinal tract, including colorectal cancer, is planned to begin in the second half of 2017.

STING Pathway Activator Technology Platform Overview

Recent advancements reported in numerous leading scientific journals have generated significant interest and rationale for targeting the STING receptor as a novel therapeutic approach to immuno-oncology. We are developing a portfolio of STING Pathway Activator product candidates, synthetic proprietary small molecule immune modulators that target and activate the STING receptor with applications across diverse diseases. The STING receptor is generally expressed at high levels in the cytosol of immune cells, including DCs. Once activated, the STING receptor initiates a profound innate immune response by signaling through three distinct pathways, inducing the expression of a broad profile of cytokines, including interferons and chemokines. This cytokine profile subsequently leads to the development of an effective tumor antigen-specific T cell adaptive immune response.

Naturally occurring cyclic dinucleotides, or CDNs, that target the STING receptor are produced by bacteria that secrete CDNs into the host cell or by mammalian cells through cyclic GMP-AMP synthetase, or cGAS. cGAS is a recently discovered receptor that senses double-stranded, or ds, DNA in the cytosol of APCs, and in response synthesizes a CDN that is structurally distinct from the CDNs produced by bacteria. While both bacterial- and cGAS-produced CDNs target and activate the STING receptor, CDNs produced by cGAS bind more tightly to STING than CDNs produced by bacteria. This stronger binding triggers a larger and more stable change in shape of the STING receptor, leading to the development of a more effective tumor antigen-specific immune response. Additionally, while some of the five unique STING receptors in humans respond poorly to CDNs produced by bacteria, all respond to CDNs produced by cGAS. We are advancing through development novel synthetic STING Pathway Activator product candidates that contain a structure based on the cGAS-produced CDNs, thus stimulating potent innate immune responses to all of the known human STING receptors.

We have developed proprietary STING Pathway Activator derivative compounds that are significantly more potent than the natural cGAS-produced molecules, which can be demonstrated by comparing the expression levels the cytokines produced from signaling through three distinct pathways. The NF-kB pathway induces the expression of numerous pro-inflammatory cytokines, including IL-6 and TNFa that stimulate a variety of immune cells. The IRF-3 pathway leads to the induction of IFN-b and co-regulated genes which orchestrate diverse innate immune responses. The STAT6 pathway leads to expression of chemokines, including CCL2 and CCL20 that are involved in immune cell recruitment. The unique profile of cytokines induced through activating the STING receptor results in strong efficacy in numerous aggressive preclinical mouse models of cancer.

In healthy individuals, DCs and other APCs constantly sample nearby tumor and non-tumor cells. However, in cancer patients, tumors can produce immune-inhibitory molecules which can make the DCs non-functional. We believe the activation of the STING receptor in the tumor microenvironment by intratumoral injection of our proprietary STING Pathway Activator product candidates stimulate the maturation of the DCs, leading to the presentation of antigens found on the individual’s unique tumor. The activated tumor-specific T cells induce tumor cell death both locally and systemically, resulting in significant and durable therapeutic efficacy in preclinical tumor models.

STING Activator Product Candidates

We envision multiple immuno-oncology STING Pathway Activator product opportunities as a monotherapy or in combination with other cancer treatments. In preclinical animal models, our data have shown that our proprietary STING Pathway Activator product candidates can be combined with designated recombinant proteins to induce potent antigen-specific CD4+, which recognize foreign antigens and assist in the immune response, and CD8+, which recognize and destroy cells expressing foreign antigens, T cell immunity. We believe our STING Pathway Activator product candidates can also be combined with conventional cancer treatments such as chemotherapy and radiotherapy to enhance our STING Pathway product candidates’ immune-mediated tumor killing mechanisms. We also believe that our STING Pathway Activator product candidates could alter the nature of the tumor microenvironment, thus allowing for improved responses to checkpoint inhibitors.

ADU-S100

Our lead STING Pathway Activator product candidate is ADU-S100, with proprietary modifications to the mammalian CDN structure designed to optimize stability, STING receptor binding affinity and potency, without significant toxicity. In March 2015, we entered into a worldwide collaboration with Novartis to further advance the research and development of STING agonist candidates in oncology.

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

Further rationale for the approach of IT injection of ADU-S100 is the recent discovery by Dr. Thomas Gajewski of the University of Chicago that the STING-dependent innate immune sensing in the tumor microenvironment is a critical step in promoting spontaneous tumor-initiated T cell priming, subsequent infiltration of tumor lymphocytes and tumor regression. Analyses conducted with tumors isolated from melanoma patients have also revealed that tumors containing infiltrating activated T cells are characterized by an IFN-ß transcriptional signature. Studies in mice have demonstrated that IFN-ß signaling plays a critical role in tumor-initiated T cell priming. We believe that treatment strategies to induce IFN-ß signaling and DC activation in the tumor microenvironment to bridge the innate and adaptive immune responses have significant therapeutic potential. IT delivery of our synthetic STING Pathway Activator product candidates activate a tumor-specific T cell response that is unique to the individual’s tumor; conceptually, a small molecule approach to patient-specific immuno-oncology treatments.

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

IT STING Activator Therapy with ADU-S100 Induces a Potent Abscopal Effect (B16 Melanoma Therapeutic Model)

In the preclinical study designed to examine the abscopal effect, mice were injected with melanoma cells on their right flank to create the primary tumor, and also given additional melanoma cells one week later by intravenous injection to create lung metastases, distal tumor lesions. The primary tumor was treated three times over a one-week period with 50 µg of ADU-S100, or HBSS, as a control. On day 28, the lungs were examined to determine the number of lung metastases. Mice treated with ADU-S100 in the primary tumor showed significant inhibition of the treated tumor and additionally demonstrated a significant inhibition of distant lung metastases. The photographs of the lungs are representative of the two treatment groups and show the contrast in the number of lung metastases (black nodules) between the control group, where numerous metastases are visible, and the treatment group, where only a few metastases are visible. Thus, these results show that IT injection with ADU-S100 primes an effective systemic CD8+ T cell immune response that significantly inhibits the growth of distal uninjected lesions.

Clinical Status

In March 2015, we established a worldwide collaboration with Novartis to further advance the research and development of STING Pathway Activator product candidates in oncology. We filed the IND for ADU-S100 in the fourth quarter of 2015 and a Phase 1 trial was initiated in the second quarter of 2016.

Phase 1 (Ongoing)

A Phase 1 dose-escalation trial with, ADU-S100, in collaboration with Novartis is ongoing. The two-part study is evaluating safety and tolerability of ADU-S100 in patients with cutaneously accessible, treatment-refractory primary or metastatic solid tumors or lymphomas.

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

B-Select Technology Platform Overview

Aduro’s B-select platform employs a proprietary ultra-selective functional screening process to identify antibodies with unique binding properties against a broad range of targets that can modulate the immune system. The technology is based on in vitro clonal expansion of B cells (antibody-producing cells) that have been specifically selected (using panning procedures) from the spleen or lymph nodes of immunized animals. Using a proprietary feeder cell-line, the in vitro clonal expansion of B-cells induces proliferation of the isolated (single) B-cells into a clone of 750-1,000 B-cells. While expanding, B-cell clones secrete antibodies, which can be tested to evaluate the characteristics. Only B-cell clones that harbor the pre-defined product candidate characteristics are immortalized by a proprietary electrofusion technology. Overall, this procedure is capable of rescuing one of every two antigen-specific B cells induced in mice. This level of efficiency enables exploration of the full repertoire of B cells induced to uncover unique antibodies with pre-specified function (the ‘needles in the haystack’) in validated and proprietary targets.

B-Select Product Candidates

APRIL (BION-1301)

Our anti-APRIL antibody is our most advanced proprietary B-select mAb being developed as a novel therapy for multiple myeloma. We have established that A PRoliferation-Inducing Ligand (APRIL) plays a crucial part in the protective bone marrow tumor microenvironment. In preclinical studies, APRIL, through the B cell maturation antigen (BCMA), was shown to be critically involved in the survival, proliferation and chemoresistance of multiple myeloma, and upregulates mechanisms of immune resistance, including PD-L1, IL-10 and TGF-β upregulation. BION-1301, a humanized antibody that blocks APRIL from binding to its receptors, has been shown in preclinical studies to halt tumor growth and overcome drug resistance.

In the experiment above, human bone chips were implanted with IL-6R secreting multiple myeloma cells. Tumor burden, as monitored by human soluble IL6R in murine blood was significantly decreased following four weeks of treatment with hAPRIL.01A antibody (20 mg/kg), the parental antibody of BION-1301 as compared to isotype-matched control antibody treatment.

APRIL in Multiple Myeloma

Multiple myeloma is a cancer formed by malignant plasma cells. Normal plasma cells are found in the bone marrow and are an important part of the immune system. Often no symptoms are initially noticed, but when the disease is advanced, bone pain, frequent infections, kidney dysfunction, and anemia may occur. Complications may include amyloidosis. Globally, the 2015 incidence of multiple myeloma was estimated at 124,200 and the annual mortality was approximately 87,000. In the United States, the 2016 incidence was estimated at 30,300 new cases and the annual mortality was approximately 12,650. Despite new treatments recently approved in multiple myeloma, this disease remains incurable as patients relapse, or become resistant to currently-available therapies.

We are currently conducting IND-enabling studies for APRIL and we plan to initiate a Phase 1 clinical trial by the end of 2017.

CD27

CD27 is a co-stimulatory receptor expressed on different immune cells, such as T-lymphocytes and NK cells. It has been recognized as having a critical role in priming, enhancing and sustaining a productive anti-cancer (CD8 T-cell) adaptive immune response. In pre-clinical studies, anti-CD27 activation in combination with immune checkpoint inhibition has demonstrated enhanced tumor rejection. We believe our anti-CD27 antibody, which is exclusively licensed to Merck and is being advanced under our collaboration and license agreement, is distinct because it targets a functional epitope on CD27 demonstrating potent activation of the CD27 co-stimulatory pathway in pre-clinical studies. Our anti-CD27 antibody is currently in pre-clinical development.

PD-1

Programmed cell death protein 1, or PD-1, is expressed on the surface of activated T cells, B cells, and dendritic cells. PD-1 and associated ligands, PD-L1 and PD-L2, negatively regulate immune responses with the ligands expressed on tumor cells and tumor infiltrating myeloid cells. Anti-PD-1/PD-L1 monoclonal antibodies, so-called checkpoint inhibitors, have been demonstrated to block this immunosuppressive pathway, thereby enhancing the anti-tumor T cell response. Clinical efficacy for these agents has been observed in among others advanced melanoma, head- and neck cancer, non-small cell lung cancer, renal cell carcinoma and Hodgkin’s lymphoma. While anti-PD-1 therapies have shown efficacy in distinct tumor types, many patients do not experience clinical benefit of checkpoint inhibitor monotherapy. Based on preclinical models, we believe that checkpoint inhibitors when combined with strong adaptive immune cell stimulators, such as cancer vaccines, can induce enhanced anti-tumor effect against poorly immunogenic tumors. We are developing a proprietary PD-1 blocking antibody that could potentially be used alone or in combination with our B-Select product candidates, as well as with the LADD and STING Pathway Activator platforms to increase immunotherapy potency and durability. Our PD-1 antibody is currently in pre-clinical development.

CTLA-4

CTLA-4 is a negative regulator of T cell responses, also known as an immune checkpoint. During T cell priming, CTLA-4 directly inhibits co-stimulation provided by binding of CD80 (B7-1) and/or CD86 (B7-2) on the APC to CD28 on the T cell by outcompeting CD28 in binding to these co-stimulatory molecules. Blocking CTLA-4 using antibodies has been clinically validated in advanced melanoma. Furthermore, experimental and clinical evidence points towards combination activity of CTLA-4 and PD-1 inhibitors in the treatment of advanced melanoma and other cancers. Based on preclinical models, we believe that CTLA-4 checkpoint inhibitors when combined with strong adaptive immune cell stimulators, such as cancer vaccines, can have an amplified anti-tumor effect against poorly immunogenic tumors. We are developing a proprietary CTLA-4 blocking antibody that could potentially be used alone or in combination with our B-Select product candidates, as well as with the LADD and STING Pathway Activator platforms to increase immunotherapy potency and durability. Our CTLA-4 antibody is being advanced through pre-clinical development and we are conducting IND-enabling studies.

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

LADD Product Candidates

LADD product candidates are produced through a fermentation process and then concentrated and purified. The drug substance is diluted into a cryopreservative and filled into vials that are inspected, labeled and frozen as final drug product. We have contracts with IDT Biologika GmbH, or IDT and other third party CMO’s to produce and release LADD product candidates.

Under our process development and manufacturing agreement with IDT, which we entered into in December 2013, IDT provides manufacturing services for CRS-207 and can support future commercial manufacturing. We pay for manufacturing services performed by IDT under the agreement pursuant to a work plan described in the agreement.

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

STING Pathway Activator Product Candidates

Manufacturing of our STING Activator product candidates generally encompasses both the chemical synthesis of the active pharmaceutical ingredient, or API, and its formulation and fill/finish of the final product. The synthetic process for the manufacture of our STING Activator product candidates is a trade secret and we retain control and ownership of the process. We have contracted with a CMO to produce, release and stability test the ADU-S100 API. We have also continued a drug product manufacturing and clinical supply agreement with a CMO for the formulation and fill/finish and release and stability testing of the drug product candidate. Under our collaboration agreement with Novartis, Novartis has manufacturing rights and responsibilities as well as the technology transfer for the manufacture of ADU-S100 which is ongoing.

B-Select Product Candidates

Manufacturing of B-select product candidates includes generation of engineered cell lines that express and secrete the antibody product candidates. After selection of clones that secrete the desired amounts of product candidates cell banks are generated and stored to preserve identity and characteristics. Process development is undertaken to select optimal conditions for growth and productivity. In addition, downstream process development is focused to deliver product with the highest product standards. Furthermore activities are undertaken to identify formulation composition and to establish stability characteristics. We have entered into contracts with a third party CMO to develop, produce and release our antibody candidates including APRIL, PD-1 and CTLA-4 drug substance. In addition, we have contracted with a CMO for the fill/finish and release of our APRIL drug product candidate.

GVAX Pancreas

GVAX Pancreas is composed of two allogeneic pancreatic cancer cell lines that are expanded in cell factories. We entered into a manufacturing services agreement with Lonza Walkersville, Inc., or Lonza, in August 2012 to provide manufacturing services to produce cell lines for our GVAX Pancreas product candidates. Based on the results of the ECLIPSE clinical trial, we terminated the agreement with Lonza in the fourth quarter of 2016 following the completion of manufacturing services performed by Lonza under the agreement.

Intellectual Property

Intellectual property is of vital importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We will also seek to rely on protections afforded through data exclusively, patent term extensions and regulatory exclusivity, where available.

We have obtained orphan drug designation for CRS-207 for the treatment of mesothelioma, which makes CRS-207 eligible for a period of orphan drug exclusivity, if approved, under certain conditions. We believe that, upon approval (if any), each of our different biological products approved under a biologics license application, or BLA, will be eligible under certain circumstances for 12 years of data exclusivity in the United States, up to 11 years of market exclusivity in Europe, and may be eligible for similar exclusivity periods in other markets, which would be complementary to any relevant patent exclusivity. With regard to our non-biologic products, we believe that, upon approval, each of our different products that are new chemical entities and that are approved under a New Drug Application, or NDA, will be eligible under certain circumstances for five years of market exclusivity in the United States, up to 11 years of market exclusivity in Europe, and may be eligible for similar exclusivity periods in other markets, which would be complementary to any relevant patent exclusivity. The period of regulatory exclusivity for any product is highly fact-specific, and will likely vary on a product-by-product and jurisdiction-by-jurisdiction basis.

Through licensing and through developing our own portfolio, we have rights to more than 100 issued patents and more than 200 pending applications in the United States and foreign countries. Families within the portfolio are directed to our LADD and STING Pathway Activator technology platforms, and our B-select Product candidates.

LADD Technology Platform

We own thirteen issued U.S. patents, eight pending U.S. patent applications, and corresponding foreign issued patents and patent applications, and additionally we are the exclusive licensee to families of patents and patent applications, all relating to our

LADD technology platform. The issued U.S. patents that we own expire between 2024 and 2033, not including any patent term extensions that may be available under U.S. laws. The patents and patent applications, if issued, cover attenuated Listeria strains that have deleted or disrupted genomic actA and inlB virulence genes in conjunction with the expression of non-Listeria polypeptides, as well as to Listeria strains that are engineered to express non-Listeria polypeptides, including cancer antigens or fragments thereof. There are also patents and patent applications, if issued, that cover proprietary antigen expression cassettes and methods which are applicable to Listeria generally and not limited to any particular strain or method of attenuation.

Antigen Expression

Within this portfolio are issued U.S. patents and pending U.S. applications, and corresponding foreign issued patents and patent applications, directed to Listeria strains that are engineered to express particular cancer antigens or fragments thereof, including mesothelin, SSX2, PAP, NKX3.1, PSMA, EGFRvIII, and NY-ESO-1. This portfolio includes U.S. patents covering CRS-207, which expire in 2024 and 2026, not giving effect to any potential patent term adjustment or extension that may be available on a jurisdictional basis and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have also filed U.S. and international patent applications directed to a modified actA fusion protein and to specific product candidates, which, if issued, would cover ADU-623, ADU-214, ADU-741 and our future LADD product candidates. If patents with such claims are issued, they could extend the technology platform patent protection for such products until 2037.

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

STING Activator Family

We own and license families of patents and patent applications directed to our STING Activator product candidates, which target the STING receptor, which, would expire, or if issued would expire, between 2025 and 2037. In particular, we own one issued U.S. patent that expires in 2034, and two pending U.S. patent applications and corresponding pending foreign patent applications directed to stereochemically pure cyclic purine dinucleotides and certain other substituted cyclic purine dinucleotides, which if issued would expire in 2033 and 2034, and one provisional patent application and three international applications directed to certain substituted cyclic purine dinucleotides, which if issued would expire in 2036 and 2037, not including any patent term extensions that may be available under U.S. laws and assuming continued payment of any applicable fees. Within this portfolio are U.S. and international patent applications directed to systems and methods for activating STING utilizing our STING Activator product candidates that are jointly owned with the Regents of the University of California, and which, if issued, would expire in 2034. Also within this portfolio are U.S. and international patent applications directed to the use of our STING Activator product candidates in conjunction with cytokine expressing cells, for instance CSF-expressing cells, that are owned jointly with JHU, and which, if issued, would expire in 2033. We also license a family of patents from Karagen Pharmaceuticals directed to certain STING Activator molecules and their use in modulating immune response in a patient, which expire in 2025, not including any patent term extensions that may be available under U.S. laws and assuming continued payment of any applicable fees, a family of patents from the Regents of the University of California also directed to certain STING Activator molecules and their uses that, if issued, would expire in 2034, and a family of patents from a consortium of universities led by Memorial Sloan Kettering also directed to certain STING Activator molecules and their uses that, if issued, would expire in 2034.

B-Select Technology Platform

We own three issued U.S. patents, five pending U.S. patent applications, including corresponding foreign issued patents and patent applications, and several priority filings to cover our B-cell product candidates and use thereof. The issued U.S. patents that we own expire between 2030 and 2031, not including any patent term extensions that may be available under U.S. laws. Regarding the pending patents application, if these claims were to be issued, they could extend protection for such products until 2037.

GVAX Technology

We own eleven issued U.S. patents and four pending U.S. patent applications and exclusively license multiple families of patents and patent applications that cover cell lines that express GM-CSF. This technology is referred to as GVAX. We license a family of patents from JHU that covers the first generation GVAX platform, including a U.S. patent specifically covering GVAX Pancreas. The GVAX patents (both owned and licensed) are expected to expire between 2017 and 2022. We also have a license with JHU for continued exclusive use of the cell lines produced by JHU after the patents expire. Additionally, in 2013, we entered into another license agreement with JHU relating to GVAX technology that includes toll-like receptor ligands. This GVAX technology includes two international patent applications, which, if issued, would be expected to expire in 2030 to 2032.

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

General Considerations

As with other biopharmaceutical companies, our ability to maintain and solidify a proprietary position for our product candidates will depend upon our success in obtaining effective patent claims that cover such product candidates and their intended methods of use, and enforcing those claims once granted.

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

Many biopharmaceutical companies, biotechnology companies and academic institutions are competing with us in the field of oncology and filing patent applications potentially relevant to our business. Even when a third-party patent is identified, we may conclude upon a thorough analysis, that we do not infringe upon the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion, we may be subject to patent litigation. Alternatively, we might decide to initiate litigation in an attempt to have a court or tribunal declare the third-party patent invalid or non-infringed by our activity. In either scenario, patent litigation typically is costly and time-consuming, and the outcome can be favorable or unfavorable.

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

Collaborations

Novartis Agreement

In March 2015, we entered into a collaboration and license agreement with Novartis Pharmaceuticals Corporation, or Novartis, pursuant to which we are collaborating worldwide with Novartis regarding the development and commercialization of product candidates containing an agonist of the molecular target known as STING in the field of oncology, including immuno-oncology and cancer vaccines. Under this agreement, or the Novartis Agreement, we granted Novartis a co-exclusive license to develop such products worldwide, an exclusive license to commercialize such products outside the United States and a non-exclusive license to support us in commercializing such products in the United States if we request such support. The collaboration is guided by a joint steering committee with each party having final decision making authority regarding specified areas of development or commercialization.

Under the Novartis Agreement, we received an upfront payment of $200.0 million from Novartis in April 2015. During the second quarter of 2016, we earned a $35.0 million development milestone upon initiation of a Phase 1 trial for the first STING product candidate, ADU-S100, and recognized the payment as revenue in the period. We are also eligible to receive up to an additional $215.0 million in development milestones and up to an additional $250.0 million in regulatory approval milestones.

We are responsible for 38% of the joint development costs worldwide and Novartis is responsible for the remaining 62% of the joint development costs worldwide.

We will also receive 50% of gross profits on sales of any products commercialized pursuant to this collaboration in the United States and 45% of gross profits for specified European countries and Japan. For each of these profit share countries, each party will be responsible for its respective commercial sharing percentage of all joint commercialization costs incurred in that country.

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

With respect to the United States, specified European countries and/or Japan, we may elect for such region to either reduce by 50% or to eliminate in our development and commercialization cost sharing obligation. If we elect to reduce our cost sharing percentage by 50% in any such region, then our profit share in such region will also be reduced by 50%. If we elect to eliminate our development cost sharing obligation, then such region will be removed from the profit share, and instead Novartis will owe us royalties on any net sales of product for such region, as described above.

Janssen ADU-214 Agreement

In November 2014, we entered into a Research and License Agreement, or the Janssen ADU-214 Agreement, with Janssen Biotech Inc., or Janssen, a wholly owned subsidiary of Johnson & Johnson Development Corporation, to develop a drug for the treatment of lung cancer. Under the terms of the Janssen ADU-214 Agreement, we granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-214 for any and all uses. Janssen has agreed not to administer or cause to be administered ADU-214 in humans in clinical trials for the treatment of pancreatic cancer or mesothelioma. We were responsible for certain research and development activities from the effective date of the agreement until investigational new drug application, or IND, approval which occurred in the fourth quarter of 2015.

Since execution of the Janssen ADU-214 Agreement, we received an upfront license fee of $30.0 million and substantive and non-substantive milestone payments of $21.0 million upon completion of various development activities. Under the terms of the Janssen ADU-214 Agreement, we are eligible to receive future contingent payments up to a total of $766.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. We are eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale.

Janssen ADU-741 and GVAX Prostate Agreements

In May 2014, we entered into a Research and License Agreement, or the Janssen ADU-741 Agreement, and a GVAX Prostate License Agreement, or Janssen GVAX Prostate Agreement, with Janssen to collaborate on the development of a drug for the treatment of prostate cancer. Under the terms of the Janssen ADU-741 Agreement, we granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-741 for any and all uses. We were responsible for certain research and development activities from the effective date of the agreement until IND approval which occurred in the fourth quarter of 2015.

Since the execution of the Janssen ADU-741 Agreement, we received an upfront payment of $12.0 million and substantive and non-substantive milestone payments of $10.0 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, we are eligible to receive future contingent payments up to a total of $343.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. We are eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

Under the Janssen GVAX Prostate Agreement, we granted Janssen an exclusive worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing GVAX Prostate for any and all uses. We received an upfront payment of $500,000 in May 2014 and are eligible to receive an additional $2.0 million on the achievement of a specified commercial milestone. In addition, we are eligible to receive royalties in the high single digits based on net sales of the product.

Merck License Agreement

In connection with the acquisition of Aduro Biotech Europe in October 2015, we became party to an Exclusive Patent and Know How License and Research Collaboration Agreement with Merck Sharp and Dohme B.V. or the Merck Agreement. The Merck Agreement sets forth the parties’ respective obligations for development, and commercialization of certain antibody product candidates.

Under the Merck Agreement we are eligible to receive future contingent payments, including up to $312.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties in the mid-single digits to low teens based on net sales of the product.

Genmab Agreement

In February 2015, Aduro Biotech Europe entered a co-development and commercialization agreement with Genmab to evaluate five DuoBody product candidates targeting immune checkpoints. Genmab and Aduro Biotech Europe will contribute panels of antibodies for the creation of bispecific antibody products using Genmab’s DuoBody platform. If the companies jointly select a product candidate for clinical development, development costs will be shared equally, with each party retaining a 50% share of the product rights. If one of the companies decides not to move a therapeutic candidate forward, the other company is entitled to continue developing the product under predefined licensing terms. The agreement also includes terms which allow the parties to opt out of joint development at key points in each product’s clinical development.

Novartis Stock Purchase

Concurrent with the entry into the Novartis Agreement, we and Novartis Institutes for BioMedical Research, Inc., or NIBR, entered into a stock purchase agreement under which NIBR purchased 2,361,029 shares of our Series E Preferred Stock (or 1,699,940 shares of common stock on an as-converted basis), representing 2.7% of our then-outstanding equity and convertible securities, for $25.0 million. Under the stock purchase agreement, NIBR committed to purchase an additional $25.0 million of our common stock in a separate private placement transaction that closed concurrently with the initial public offering, or IPO and at the IPO price.

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

The Sellers have the opportunity to receive additional contingent payments from Aduro as follows: (i) EUR 6.0 million upon acceptance by the FDA of an investigational new drug application for a specified BioNovion antibody product candidate; and (ii) EUR 20.0 million upon receipt by BioNovion of a US$40.0 million milestone payment under the Merck Agreement, triggered by marketing authorization for the first indication in the United States for a specified BioNovion antibody product candidate.

Our Research and Development and License Agreements

Listeria-Related Agreements

JHU Listeria Agreement

In March 2011, we entered into a license agreement with the Johns Hopkins University, or JHU, pursuant to which we received an exclusive, worldwide, sublicensable license to certain patent rights covering the tumor-associated antigen mesothelin to make, use, import and commercialize products and to provide services for all bacteria-based therapeutic and/or prophylactic uses for cancer treatment and/or prevention and as a companion diagnostic. Under the agreement, or the JHU Listeria Agreement, we are obligated to use commercially reasonable efforts to develop and market licensed products and services, which can be demonstrated by achieving specified development milestones by specified dates.

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

The UCB Vance Agreement will continue in effect until the expiration of the last-to-expire valid claim within the licensed patent rights. UCB may terminate the agreement upon 90 days’ advance written notice in the event of our material breach that is not cured within such 90-day period. We may terminate the agreement at will upon 90 days’ advance written notice. UCB may terminate the agreement upon 90 days’ advance written notice in the event we challenge the validity or unenforceability of any licensed patent.

Memorial Sloan Kettering Cancer Center Agreement

In December 2014, we entered into a license agreement with Memorial Sloan Kettering Cancer Center, or MSK, The Rockefeller University, Rutgers, The State University of New Jersey, and University of Bonn, collectively the Licensors, pursuant to which we received an exclusive, worldwide, sublicensable license under certain patents related to STING Activators and a non-exclusive, worldwide, sublicensable license under specified know-how, in each case to develop, make, have made, use, have used, import, sell, and otherwise commercialize licensed products for use in therapeutic and/or prophylactic treatments in humans. Under the agreement, or the MSK Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize a licensed product, including achieving specified development and regulatory milestones by specified dates. In May and October 2016, the parties amended the license to further expand its scope, which now covers all products covered by the licensed intellectual property.

Under the MSK Agreement, we paid MSK upfront fees of $50,000 in January 2015 and an additional $2.0 million in 2016 in connection with the second amendment of the MSK Agreement. Under the amended MSK Agreement we are required to pay MSK development and regulatory milestone payments totaling up to $875,000 for each licensed product and commercialization milestone payments totaling up to $4.5 million for each licensed product. We are also required to pay MSK royalties based on net sales of licensed products by us and our sublicensees at a rate ranging in the low single digits depending on whether the licensed product is covered by a valid claim of the licensed patents, subject to minimum annual royalties. Our royalty obligation to MSK continues on a country-by-country basis until the later of the expiration of the last patent right covering the licensed product in such country or 10 years from the first commercial sale in such country. We are also obligated to pay MSK a percentage of certain consideration received for the grant of sublicenses, ranging from ten to the mid-twenties.

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

Competition

The biotechnology and pharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. A wide variety of institutions, including large pharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and pharmaceutical companies developing products in immuno-oncology and in our lead indications. They generally fall within the following categories:

•

diversified immuno-oncology: AstraZeneca PLC, Amgen Inc., Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly and Company, GlaxoSmithKline plc, Incyte Corporation, Janssen Pharmaceuticals, Novartis AG, Pfizer Inc., Roche Holding Ltd, and Sanofi SA;

•	Listeria-based technology: Advaxis, Inc.;
•	STING-pathway technology: Merck & Co., Inc.; and
•	B-select technology (anti-APRIL): Visterra, Inc.

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

Human immuno-oncology products are a new category of therapeutics. Because this is a relatively new and expanding area of therapeutic interventions, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immuno-oncology products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

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

We have received orphan drug designation in both the United States and the EU for CRS-207 for the treatment of mesothelioma. There can be no assurance that we will receive orphan drug designation for additional indications or for any additional product candidates.

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

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA or NDA plus the time between the submission date of a BLA or NDA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may choose to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA or NDA.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the HITECH Act, and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” made to such physician owners. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties. Manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare providers and entities.

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

Healthcare Reform

In March 2010, President Obama enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act.

Among the Affordable Care Act’s provisions of importance to the pharmaceutical and biotechnology industries are the following:

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

We anticipate that the Affordable Care Act and other legislative reforms will result in additional downward pressure on the price that we receive for any approved product, if covered, and could seriously harm our business, though we are still unsure what its full impact will be. Recently, the U.S. House of Representatives and Senate passed legislation, which, if signed into law by President Trump, would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care Act (or other similar legislation) on our business remains unclear.

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

Employees

As of December 31, 2016, we had 158 full-time employees, 119 of whom were engaged in research and development activities and 39 of whom were engaged in finance, business development, facilities, human resources and administrative support. Of our full-time employees, 48 hold Ph.D. degrees and 2 hold M.D. degrees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in California as Oncologic, Inc. in 2000. In 2008, we merged with Triton BioSystems, Inc. and subsequently changed our name to Aduro Biotech, Inc. in 2009. In June 2011, we reincorporated as a Delaware corporation. Our principal executive offices are located at 740 Heinz Avenue, Berkeley, California 94710 and our telephone number is (510) 848-4400. Our website address is www.aduro.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K. The following filings are available through our website as soon as reasonably practicable after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15 (d) of the Securities Act. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

Aduro, Aduro Biotech, the Aduro logo and other trade names, trademarks or service marks of Aduro appearing in this Annual Report on Form 10-K are the property of Aduro. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Annual Report on Form 10-K, including our condensed consolidated financial statements and related notes and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

We have incurred net losses in every year since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future.

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2016, 2015 and 2014, we reported a net loss of $91.1 million, $39.2 million and $17.0 million, respectively. At December 31, 2016, we had an accumulated deficit of $192.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At December 31, 2016, our cash and cash equivalents and marketable securities were $361.9 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We do not have any committed external source of funds or other support for our development efforts other than our license agreements, including our license agreements with Janssen, which may be terminated by Janssen upon delivery of notice, and our collaboration and license agreement with Novartis, which may be terminated by Novartis at any time after March 19, 2018 upon 180 days’ notice, and our license agreement with Merck, which may be terminated by Merck upon 120 days’ notice. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms.

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

Risks Related to the Development and Commercialization of Our Current and Future Product Candidates

Our product candidates are based on novel technologies and the development and regulatory approval pathway for such product candidates is unproven and may never lead to marketable products.

We do not have any products that have gained regulatory approval. Our immuno-oncology technology platforms are designed to leverage the patient’s immune system to slow the growth and spread of, or eliminate, tumor cells. Any products we develop may not effectively modulate the immune response to slow the spread of or eliminate cancer cells. The scientific evidence to support the feasibility of immuno-oncology product candidates is preliminary and limited. Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize our product candidates. Advancing these novel therapies creates significant challenges for us, including, among others:

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

All of our product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. If we are unable to develop or receive marketing approval for our product candidates in a timely manner or at all, our business, financial condition and results of operations may be materially adversely affected.

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

•	obtaining institutional review board, or IRB, approval at each site;
•	recruiting suitable patients to participate in a trial and achieving an acceptable distribution of such patients based on treating institution and geography;
•	patients not completing a trial or not completing post-treatment follow-up;
•	clinical sites deviating from trial protocol, instructions or dropping out of a trial;
•	regulatory agency-imposed clinical holds;

•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

To date, patients treated with our product candidates have experienced drug-related side effects some of which were Grade 3 adverse events, or AEs, which are considered moderate, and some of which were Grade 4 AEs which are considered severe. Examples of the AEs experienced include among others, fevers, chills, nausea, vomiting, fatigue, headaches, hypotension and listeriosis.

If unacceptable side effects arise in the development of our product candidates, we could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, in October 2016 after receiving notification that a blood culture sample taken from an indwelling port of a metastatic pancreatic cancer patient tested positive for Listeria, the FDA placed clinical trials involving our LADD investigational agents on partial clinical hold to pause new patient enrollment, this hold was lifted in November 2016. We cannot provide assurances that there will not be further adverse events, or that our trials will not be placed on additional clinical holds in the future. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. In addition, if side effects are observed in competing product candidates that are perceived to have similarities to ours, such as competing listeria-based vaccines or other more general approaches to immuno-oncology, regulators or patients may infer that our product candidates could cause similar side effects. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We have obtained orphan drug designations from the FDA and European Medicines Agency for CRS-207 for the treatment of mesothelioma. We may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

In the European Union, orphan drug designation may be granted to products that are intended to treat life-threatening or debilitating conditions that affect fewer than 5 out of 10,000 people (or if there is no reasonable expectation that returns on a marketed product justify the expenses required to develop the product) and, if treatment exists, the new product must provide significant benefit over existing therapies; these conditions must be met at the time of a marketing authorization application in order to receive the orphan designation benefits conferred to an approved product. In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following drug or biological product approval. This period may be reduced to 6 years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Even though we have received orphan drug designation for CRS-207 for the treatment of mesothelioma, in the European Union the conditions under which it was granted may not be applicable at the time of a marketing authorization application or we may not be the first to obtain marketing approval of either product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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
•

We and our contract manufacturers must comply with the FDA’s current good manufacturing practices, or cGMP, regulations and guidelines. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution; and

•

Our LADD product candidates, ADU-S100 and antibody product candidates are temperature sensitive, which must be controlled during storage and transportation, which adds complexity and expense. We rely on third parties to provide controlled temperature storage and shipping. If any third-party provider fails to maintain proper temperature control or if a shipment is delayed in transit for a prolonged period of time, the product could become unsuitable for use.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Many major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions continue to invest time and resources in developing novel approaches to immuno-oncology. Promising results have spurred significant competition from major pharmaceutical and biotechnology companies alike. Our competitors in the field of diversified immuno-oncology include: AstraZeneca PLC, Amgen Inc, Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly and Company, GlaxoSmithKline plc, Incyte Corporation, Janssen Pharmaceuticals, Merck & Co., Novartis AG, Pfizer Inc., Roche Holding Ltd, and Sanofi SA. Our competitors in listeria-based technology include Advaxis, Inc.; in STING-pathway technology include Merck & Co., Inc.; and in B-select technology (anti-APRIL) include Visterra, Inc. Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing, market access and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer, our Chief Medical Officer and our Chief Operating Officer, as well as our executives in the Netherlands subsidiary. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. The Northern California region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

At December 31, 2016, we had 158 full-time employees, including 119 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently hold product liability insurance in amounts that we believe are customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise. In addition, if we are unable to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims, the commercialization of products we develop, alone or with corporate collaborators could be delayed or inhibited.

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

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. In the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner. For example, we have entered into exclusive research and license agreements with Janssen for the development and commercialization of ADU-741, GVAX for prostate cancer and ADU-214. Under these agreements, we have granted Janssen exclusive rights to develop and commercialize LADD product candidates for prostate and lung cancers. In addition, we have granted Janssen exclusive rights to develop and commercialize LADD product candidates with certain antigens and antigen combinations implicated in lung and other cancers for all fields of use. We have also entered into a collaboration and license agreement with Novartis for the development and commercialization of STING Activator product candidates in oncology. Under this agreement, we have granted Novartis a co-exclusive license to develop such products worldwide and an exclusive license to commercialize such products outside of the United States. We have also entered into a worldwide development and commercialization agreement with Merck for the development of an anti-CD27 agonist. In addition, any termination of our collaboration agreements will terminate the funding we may receive under the relevant collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs.

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Thus, the full impact of the Affordable Care

Act, or any law replacing elements of it, on our business remains unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Our commercial success depends on our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell our product candidates and use our licensors’ or collaborators’ proprietary technologies without infringing the property rights of third parties. For example, we have entered into license agreements with the Regents of the University of California related to our LADD product candidates, and license agreements with Karagen Pharmaceuticals, Inc. and the Regents of the University of California and a consortium of universities led by Memorial Sloan Kettering related to STING Activators, and we expect to enter into additional licenses in the future. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

We have granted our partners rights to control certain matters related to our intellectual rights for licensed products. Our inability to control the filing, prosecution, maintenance and enforcement of such patents could materially harm our business.

As part of the license agreements with Janssen related to ADU-214 or ADU-741, we have granted Janssen the initial right and responsibility to file, prosecute, maintain and enforce any patents and patent applications that contain pending or issued claims that are specifically directed to the antigens contained in ADU-214 or ADU-741. As part of the license agreement with Merck related to CD27, we have granted Merck the first rights to prosecute certain patent rights and we are required to consult with Merck with respect to infringement matters related to certain licensed patents. Our inability to control these intellectual property rights could materially harm our business. For example, if a third party is infringing one of the antigen-specific patents by marketing a product that is identical or similar to ADU-214 for the treatment of lung cancer (such as a biosimilar of ADU-214), Janssen would have the initial right to enforce the antigen-specific patents against the third party and may make decisions with which we may not agree.

We have granted Janssen and Merck rights to determine patent term extension strategy for specific patents that relate to ADU-214 or ADU-741 or CD27, respectively. Our inability to control the patent term extension strategy could materially harm our business.

As part of the license agreements with Janssen related to ADU-214 or ADU-741 and Merck related to CD27, we have granted Janssen and Merck, respectively, the right and responsibility to determine the strategy to apply for the extension of the term of certain licensed patents. These partners may decide not to apply for extension of any term of a licensed patent that may otherwise be eligible for extension, which could decrease the royalties for the sale of products relating to such patents. Further, if one of our partners applies for an extension of a licensed patent that may also be relevant to another product candidates that we may be developing and commercializing, we could be prevented from seeking extension of the same patent for our product. If we do not have the ability to control the strategy for patent term extension of any of our licensed patents, our business may be materially harmed.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Currently, we own or license patent families that cover our LADD technology platform, which expire between 2022 and 2027, subject to any extensions, and we own or license patent families that cover Listeria strains engineered to express, or improve the expression of, particular antigens, which, if issued, expire between 2031 and 2037. We also own or license patent families that cover STING Activators, which, if issued, expire between 2025 and 2037, subject to any extensions. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, in addition to existing agreements with Janssen, Novartis and Merck, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future license and collaboration agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

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

•	any delays in regulatory review or approval of our product candidates;
•	the level of demand for our product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates;
•	our ability to commercialize our product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic environment.

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

Our ability to use net operating loss carryforwards to offset future taxable income, and our ability to use tax credit carryforwards, may be subject to certain limitations.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. In addition, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income and its ability to utilize tax credit carryforwards. As of December 31, 2016, we reported U.S. federal, state and foreign NOLs of approximately $30.5 million, $3.6 million and $13.3 million, respectively.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize NOL carryforwards or other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. We have experienced an ownership change that we believe under Section 382 of the Code will result in limitations in our ability to utilize net operating losses and credits. In addition, we may experience future ownership changes as a result of future offerings or other changes in ownership of our stock. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized.

Risks Related to Ownership of our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume and as a result of the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K among others. These factors include:

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
•

side effects or results reported for competing products or product candidates, such as competing listeria-based vaccines or other more general approaches to immuno-oncology, that are perceived to have similarities to ours;

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

As of December 31, 2016, we had $361.9 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2016, we cannot assure you that future deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard will become effective for us on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. Although we are continuing to assess all potential impacts of the standard on our financial statements or disclosures, it could change the way we account for certain of our revenue transactions, including revenue generated under our existing collaboration agreements. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. See Note 2. Recent Accounting Pronouncements included herein for additional discussion of the accounting changes.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We moved into our new corporate office and laboratory facility located in Berkeley, California in August, 2016. Our offices are leased pursuant to an Office/Laboratory Lease that was entered into in September 2015, or the Heinz Lease. We began incurring rent expense when the landlord delivered possession of the facility to us in March 2016. Initially, the Heinz Lease was for approximately 56,000 square feet with an option for us to lease the remainder of the space within the facility. During the second quarter of 2016, we amended the lease to include approximately 7,000 additional square feet and on June 30, 2016 we exercised our option for approximately 41,000 additional square feet, representing the remaining space within the facility. The Heinz Lease had an initial term of twelve years, which was extended to approximately thirteen and a half years as a result of the option exercised on June 30, 2016. We have the right to further extend the Heinz Lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term.

We continue to occupy and lease our former office and research and development facility in Berkeley, California, under a non-cancelable operating lease, or the Bancroft Lease. In February 2015, we amended the Bancroft Lease agreement to increase the total square footage to approximately 25,000 square feet and extended the term of the Bancroft Lease to expire on December 31, 2018. The Bancroft Lease also contains an option to extend the lease for an additional two years. We have transitioned the entirety of our Berkeley operations to our Heinz facility and in accordance with the terms of the Bancroft Lease, we intend to either sublease this space or find a replacement tenant.

We also lease a research and development facility in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease is through December 2017, with a one-year renewal option. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “ADRO” since April 15, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the period indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Stock Market:

	High	Low
Year Ending December 31, 2015:
Second Quarter (from April 15, 2015)	$49.25	$24.68
Third Quarter	$32.19	$16.28
Fourth Quarter	$34.95	$18.40

	High	Low
Year Ending December 31, 2016:
First Quarter	$26.74	$11.54
Second Quarter	$15.63	$8.91
Third Quarter	$16.10	$11.91
Fourth Quarter	$15.25	$9.95

On February 23, 2017, the last reported sale price of our common stock on the NASDAQ Global Select Market was $11.15 per share.

Holders of Record

As of February 23, 2017, we had 159 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below shows the cumulative total stockholder return assuming the investment of $100.00 in our common stock, The NASDAQ Global Market Index, and the NASDAQ Biotechnology Index for the period commencing on April 15, 2015 (the first day of trading of our common stock) and ending on December 31, 2016. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock. All amounts are shown are based on the closing price with the exception of April 15, 2015 which is the opening price based on initial trading of Aduro stock.

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

Item 6. Selected Financial Data.

The selected consolidated financial data included in this section are not intended to replace the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data at December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the year ended December 31, 2013 and the selected consolidated balance sheet data at December 31, 2014 and 2013 are derived from our audited financial statements which are not included in this report. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical consolidated financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2016	2015		2014		2013
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Collaboration and license revenue	$50,593	$71,689		$13,038		$—
Grant revenue	88	1,290		351		828
Total revenue	50,681	72,979		13,389		828
Operating expenses:
Research and development(1)	87,718	58,649		23,513		10,687
General and administrative(1)	34,277	27,805		8,994		4,677
Amortization of intangibles	549	89		—		—
Total operating expenses	122,544	86,543		32,507		15,364
Loss from operations	(71,863)	(13,564)		(19,118)		(14,536)
Loss from remeasurement of fair value of warrants	—	(26,077)	(4)	(566)		(162)
Gain on extinguishment of convertible promissory notes	—	—		3,553	(2)	—
Interest income (expense), net	2,219	494		(2,395)	(3)	(1,371)
Other (expense) income, net	(40)	(161)		1,512		15
Loss before income tax	(69,684)	(39,308)		(17,014)		(16,054)
Income tax (provision) benefit	(21,464)	99		—		—
Net loss	$(91,148)	$(39,209)		$(17,014)		$(16,054)
Net loss per common share, basic and diluted	$(1.40)	$(0.88)		$(53.06)		$(55.80)
Shares used in computing net loss per common share, basic and diluted	65,200,762	44,706,393		320,686		287,711

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2016	2015	2014	2013
	(in thousands)
Research and development	$9,131	$2,493	$202	$194
General and administrative	$5,875	5,937	368	215
Total stock-based compensation	$15,006	$8,430	$570	$409

(2)

Upon the conversion of convertible promissory notes to related parties into Series C convertible preferred stock in May 2014, a gain on extinguishment was recorded because the amount allocated to reacquire the convertible notes was less than the carrying value of the notes.

(3)	Includes amortization of debt discount associated with convertible promissory notes due to the issuance of warrants and beneficial conversion feature associated with such convertible promissory notes.
(4)

In 2015, the Company remeasured warrants to their fair value of $27.1 million and recognized a loss from remeasurement of $26.1 million. The carrying value of the warrants of $27.1 million was reclassified to additional paid-in capital.

	As of December 31,
	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$361,906	$431,045	$119,456	$8,532
Working capital	324,132	393,438	81,006	(5,075)
Total assets	438,611	481,825	126,462	9,880
Note payable to related party	—	—	—	200
Convertible promissory notes payable to related parties, net	—	—	—	12,789
Convertible preferred stock warrant liability	—	—	100	72
Common stock warrant liability	—	—	889	505
Convertible preferred stock	—	—	139,963	32,224
Accumulated deficit	(192,000)	(100,852)	(61,643)	(44,629)
Total stockholders’ equity (deficit)	227,220	261,622	(61,297)	(38,758)

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

Overview

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases, including cancer. We believe our three technology platforms are uniquely positioned to recruit and direct the immune system by activating cancer-fighting immune cells and inhibiting immune suppressive cells known to allow tumor growth. Product candidates from our LADD, or Live, Attenuated, Double-Deleted Listeria monocytogenes, STING Pathway Activator, and B-select monoclonal antibody platforms are designed to stimulate and/or regulate innate and adaptive immune responses, either as single agents or in combination with conventional therapies (i.e. chemotherapy and radiation) as well as other novel immunotherapies. Our diverse technology platforms have led to a strong pipeline of clinical and preclinical candidates, which are being developed for a number of cancer indications. Additionally, our platforms have the potential to generate product candidates that address other therapeutic areas, such as autoimmune and infectious diseases.

Immuno-oncology is an emerging field of cancer therapy that aims to activate the immune system in the tumor microenvironment to create and enhance anti-tumor immune responses, as well as to overcome the immuno-suppressive mechanisms that cancer cells have developed against the immune system. Recent developments in the field of immuno-oncology, including checkpoint inhibitors—therapies which work to remove suppression mechanisms that prevent an immune response against cancer cells—have shown the potential to provide efficacy and extended survival, even in cancers where conventional therapies, such as surgery, chemotherapy and radiotherapy, have failed. The immunotherapy field is rapidly advancing with new immuno-oncology combinations that focus on strengthening therapeutic efficacy in a wide range of cancers. We intend to pursue a broad strategy of combining our technology platforms with conventional and novel immuno-oncology therapies, based on their mechanisms of action, safety profiles and versatility.

Our LADD technology platform is based on proprietary attenuated strains of Listeria that have been engineered to express tumor-associated antigens to induce specific and targeted immune responses. This platform is being developed as a treatment for multiple indications, including mesothelioma, ovarian, gastric, lung and prostate cancers. Additionally, a personalized form of LADD, or pLADD, is being developed utilizing tumor neoantigens that are specific to an individual patient’s tumor.

Our STING Pathway Activator platform is designed to activate the intracellular Stimulator of Interferon Genes, or STING receptor, resulting in a potent tumor-specific immune response. ADU-S100 is the first STING Pathway Activator compound to enter the clinic and is currently being evaluated in a Phase 1 study in patients with cutaneously accessible metastatic solid tumors or lymphomas.

Our B-select monoclonal antibody platform includes a proprietary ultra-selective functional screening process to identify antibodies with unique binding properties against a broad range of targets that can modulate the innate and adaptive arms of the immune system. The B-select platform has delivered a number of immune modulating assets currently in research and preclinical development.

We are collaborating with leading global pharmaceutical companies to expand our products and technology platforms.

We have intellectual property protection on our LADD, STING and B-select technology platforms and each of our product candidates, some of which we believe can be maintained into the 2030s.

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result we have incurred significant losses. We have funded our operations primarily through the sale of common stock and convertible preferred stock, the issuance of convertible promissory notes, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $91.1 million, $39.2 million, and $17.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, our cash, cash equivalents and marketable securities totaled $361.9 million and our accumulated deficit was $192.0 million.

Components of Operating Results

Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from research and license agreements we entered into with Janssen, a collaboration and license agreement with Novartis, as well as research and development grants from the U.S. government. We recognize revenue from upfront payments under our Janssen and Novartis agreements ratably over the term of our estimated period of performance under the agreement. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. We recognize revenue related to research and development grants when the related research expenses are incurred and our specific performance obligations under the terms of the respective contracts are satisfied.

We expect that any revenue we generate from our research and license agreements with Janssen and Novartis, government research and development grants, and any future collaboration partners will fluctuate from year to year as a result of the timing and amount of milestones and other payments.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates, as well as the development of product candidates pursuant to our research and license agreements with Janssen, Novartis and Merck. We recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to increase in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates and technology platforms may be affected by a variety of factors including: the quality of our product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in obtaining regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

The following table summarizes our research and development costs by platform:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
External Costs
LADD	$31,497	$25,817	$13,630
STING	12,451	14,316	1,745
B-select	7,718	178	—
Other research	10,025	4,376	2,042
Total external costs	61,691	44,687	17,417
Internal Costs	26,027	13,962	6,096
Total research and development	$87,718	$58,649	$23,513

Other research includes sponsored research grants, laboratory supplies and materials, and facility costs. Internal costs include personnel and stock compensation expenses as well as depreciation.

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

Interest Income, Net

Interest income consists of interest income from our cash equivalents and marketable securities.

Other (Expense) Income, Net

Other (expense) income, net consists of foreign currency transaction gains and losses.

Provision for Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the availability of tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Change
	2016	2015	$
	(in thousands)
Revenue:
Collaboration and license revenue	$50,593	$71,689	$(21,096)
Grant revenue	88	1,290	(1,202)
Total revenue	50,681	72,979	(22,298)
Operating expenses:
Research and development	87,718	58,649	29,069
General and administrative	34,277	27,805	6,472
Amortization of intangibles	549	89	460
Total operating expenses	122,544	86,543	36,001
Loss from operations	(71,863)	(13,564)	(58,299)
Loss from remeasurement of fair value of warrants	—	(26,077)	26,077
Interest income	2,219	494	1,725
Other (expense) income, net	(40)	(161)	121
Loss before income tax	(69,684)	(39,308)	(30,376)
Income tax (provision) benefit	(21,464)	99	(21,563)
Net loss	$(91,148)	$(39,209)	$(51,939)

Revenue

The following table is a summary of our collaboration and license revenues for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Change
	2016	2015	$
	(in thousands)
Collaboration and license revenue:
Novartis	$49,815	$8,589	$41,226
Janssen	302	62,585	(62,283)
Other	476	515	(39)
Total	$50,593	$71,689	$(21,096)

Collaboration and license revenue was $50.6 million for the year ended December 31, 2016, compared to $71.7 million for the year ended December 31, 2015. The decrease was primarily due to the recognition of certain milestone payments and upfront fees under the Janssen agreements in 2015, offset by collaboration revenue recognized from the Novartis agreement in 2016.

Grant revenue was $0.1 million for the year ended December 31, 2016, a decrease of $1.2 million compared to the year ended December 31, 2015, primarily due to several grants expiring in 2015.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Change
	2016	2015	$
	(in thousands)
Contract manufacturing	$23,139	$14,652	$8,487
Compensation and related personnel costs	16,476	10,959	5,517
Clinical development	10,499	11,161	(662)
Stock-based compensation expense	9,131	2,493	6,638
Licensing fees	8,099	9,839	(1,740)
Other research and development costs	6,136	3,679	2,457
Outside professional services	5,252	4,188	1,064
Contract research	5,011	1,177	3,834
Facility costs	3,975	501	3,474
Total research and development	$87,718	$58,649	$29,069

Research and development expenses were $87.7 million for the year ended December 31, 2016, an increase of $29.0 million compared to the year ended December 31, 2015. The increase was primarily attributed to a $8.5 million increase in contract manufacturing expense related to GVAX Pancreas and process development costs for B-select and LADD development programs; a $6.6 million increase in stock-based compensation expense and $5.5 million increase in compensation and related personnel costs due to increased headcount; a $3.8 million increase for contract research expense for sponsored research grants; and a $3.5 million increase in facility related costs due to our relocation to a new office and laboratory facility during 2016.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Change
	2016	2015	$
	(in thousands)
Compensation and related personnel costs	$10,723	$8,171	$2,552
Outside professional services	10,147	9,852	295
Stock-based compensation expense	5,875	5,937	(62)
Facility costs	4,295	1,477	2,818
Other general and administrative	3,237	2,368	869
Total general and administrative	$34,277	$27,805	$6,472

General and administrative expenses were $34.3 million for the year ended December 31, 2016, an increase of $6.5 million, compared to the year ended December 31, 2015. The increase was primarily related to an increase in compensation and related personnel costs of $2.6 million due to increased headcount and an increase of $2.8 million in facility related costs due to our relocation to a new office and laboratory facility in 2016.

Loss from Remeasurement of Fair Value of Warrants

There was no loss from remeasurement of fair value of warrants for the year ended December 31, 2016, compared to a loss of $26.1 million for the year ended December 31, 2015. As of April 2015, all of the convertible preferred stock warrants and common stock warrants were no longer subject to remeasurement due to the IPO or expiration of the performance condition and the total fair value was expensed on the consolidated statement of operations in that period.

Interest Income

Interest income was $2.2 million for the year ended December 31, 2016, an increase of $1.7 million, compared to the year ended December 31, 2015. The increase was primarily due to interest income earned during the full year 2016 compared to a partial year of interest income earned in 2015 from our funds invested in cash equivalents and marketable securities.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $40,000 for the year ended December 31, 2016, a decrease of $121,000 compared to the year ended December 31, 2015. The decrease was primarily related to fluctuations from foreign currency translation and transaction gains and losses.

Income tax (provision) benefit

Provision for income taxes was $21.5 million for the year ended December 31, 2016, an increase of $21.6 million compared to the year ended December 31, 2015. The income tax expense recorded during 2016 was primarily related to current federal income taxes on deferred revenue recognition in 2016, offset by partial valuation allowance release.

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,		Change
	2015	2014	$
	(in thousands)
Revenue:
Collaboration and license revenue	$71,689	$13,038	$58,651
Grant revenue	1,290	351	939
Total revenue	72,979	13,389	59,590
Operating expenses:
Research and development	58,649	23,513	35,136
General and administrative	27,805	8,994	18,811
Amortization of intangibles	89	—	89
Total operating expenses	86,543	32,507	54,036
Loss from operations	(13,564)	(19,118)	5,554
Loss from remeasurement of fair value of warrants	(26,077)	(566)	(25,511)
Gain on extinguishment of convertible promissory notes	—	3,553	(3,553)
Interest income (expense), net	494	(2,395)	2,889
Other income (expense), net	(161)	1,512	(1,673)
Loss before income tax	(39,308)	(17,014)	(22,294)
Income tax benefit	99	—	99
Net loss	$(39,209)	$(17,014)	$(22,195)

Revenue

The following table is a summary of our collaboration and license revenues for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Collaboration and license revenue:
Novartis	$8,589	$—	$8,589
Janssen	62,585	13,038	49,547
Other	515	—	515
Total	$71,689	$13,038	$58,651

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

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Change
	2015	2014	$
	(in thousands)
Contract manufacturing	$14,652	$5,246	$9,406
Clinical development	13,594	7,547	6,047
Compensation and related personnel costs	10,959	5,010	5,949
Licensing fees	9,839	1,617	8,222
Other research and development costs	6,611	3,611	3,000
Stock-based compensation expense	2,493	202	2,291
Facility costs	501	280	221
Total research and development	$58,649	$23,513	$35,136

Research and development expenses were $58.6 million for the year ended December 31, 2015, an increase of $35.1 million compared to the year ended December 31, 2014. The increase was primarily attributed to a $9.4 million increase in contract manufacturing expense related to higher manufacturing and process development costs for GVAX pancreas and development programs in collaboration with Janssen and Novartis; an $8.2 million increase in licensing fees primarily related to our STING Activator technology; a $6.0 million increase in clinical development expenses mainly associated with ongoing trials in pancreatic cancer; a $5.9 million increase in compensation and related personnel costs primarily related to additional research and development staff; a $3.0 million increase for other research and development costs principally related to contract research and higher utilization of consultants to support collaborations; and a $2.3 million increase in stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Change
	2015	2014	$
	(in thousands)
Outside professional services	$9,852	$4,784	$5,068
Compensation and related personnel costs.	8,171	2,658	5,513
Stock-based compensation expense	5,937	368	5,569
Facility costs	1,477	648	829
Other general and administrative	2,368	536	1,832
Total general and administrative	$27,805	$8,994	$18,811

General and administrative expenses were $27.8 million for the year ended December 31, 2015, an increase of $18.8 million, compared to the year ended December 31, 2014. The increase was primarily related to a $5.6 million increase in stock-based compensation expense and a $5.5 million increase in compensation expense due to additional administrative personnel; a $5.1 million increase in professional, consulting and recruiting fees mainly related to operating as a public company as well as fees incurred for the acquisition of Aduro Biotech Europe; a $1.8 million increase in other general and administrative expenses including higher insurance; and an increase in facility costs of $0.8 million.

Loss from Remeasurement of Fair Value of Warrants

Loss from remeasurement of fair value of warrants was $26.1 million for the year ended December 31, 2015, an increase of $25.5 million, compared to the year ended December 31, 2014. As of April 2015, all of the convertible preferred stock warrants and common stock warrants were no longer subject to remeasurement due to the IPO or expiration of the performance condition and the total fair value was expensed on the consolidated statement of operations.

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

Interest Income (Expense), Net

Interest income (expense), net was income of $0.5 million for the year ended December 31, 2015, an increase of $2.9 million, compared to the year ended December 31, 2014. The interest expense incurred in 2014 was primarily attributed to the amortization of debt discount associated with the warrants and beneficial conversion feature associated with our convertible promissory notes payable to related parties that were issued in 2014 and 2013 and extinguished in 2014. The interest income earned in 2015 relates to interest earned from cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net was an expense of $0.2 million for the year ended December 31, 2015, a decrease of $1.7 million compared to the year ended December 31, 2014. The decrease was primarily due to the remeasurement of the fair value of the preferred stock derivative liability associated with the future issuance of our Series C convertible preferred stock. At December 31, 2014, there was no obligation remaining related to the future issuance of our Series C convertible preferred stock and therefore no preferred stock derivative liability on the consolidated balance sheet.

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock, proceeds from our collaboration and license agreements and revenue from government grants. At December 31, 2016, we had cash, cash equivalents and marketable securities of $361.9 million. We believe that our available cash, cash equivalents and marketable securities and anticipated funding from our collaboration agreements will be sufficient to fund our planned operations through 2019. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical, development costs including manufacturing, and other research and development services, laboratory and related supplies and legal and other professional services. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to incur substantial expenditures in the foreseeable future for the development, manufacturing and potential commercialization of our product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(86,076)	$154,810	$19,365
Investing activities	(32,533)	(297,988)	(782)
Financing activities	43,085	174,178	92,341
Net change in cash and cash equivalents	$(75,524)	$31,000	$110,924

Operating Activities

Net cash used in operating activities was $86.1 million for the year ended December 31, 2016, compared to net cash provided by operating activities of $154.8 million for the year ended December 31, 2015. Net cash used in operating activities during 2016 was primarily related to operating expenses, additional headcount, increased clinical trial activities and other research and development, as compared to net cash provided by operating activities in 2015 which resulted primarily from the upfront payment from Novartis received in 2015.

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

Investing Activities

Net cash used in investing activities was $32.5 million for the year ended December 31, 2016, compared to $298.0 million for the year ended December 31, 2015. The decrease in net cash used was primarily due to proceeds from the sale of marketable securities in 2016 partially offset by capital expenditures related to leasehold improvements and office/lab equipment.

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

Financing Activities

Net cash provided by financing activities was $43.1 million for the year ended December 31, 2016, compared to $174.2 million for the year ended December 31, 2015. The decrease was primarily related to net proceeds of $150.3 million from the IPO and private placement, and $22.5 million in net proceeds from sale of our convertible preferred stock in 2015 partially offset by net cash proceeds of $36.8 million from the sale of our common stock in our at-the-market offering under our Sales Agreement with Cowen and Company in 2016 (see Note 10 to our consolidated financial statements).

Net cash provided by financing activities was $174.2 million for the year ended December 31, 2015, compared to $92.3 million for the year ended December 31, 2014. The increase was primarily related to $150.3 million in net proceeds from the IPO and private placement completed in 2015 and $22.5 million in net proceeds from the sale of convertible preferred stock.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to acquired in-process research and development, or IPR&D, projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment on an annual basis or more frequently if we become aware of any events or changes that would indicate the fair values of the assets are below their carrying amounts. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized based on their respective estimated useful lives at that point in time. We have not recorded an impairment of goodwill or IPR&D since inception.

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

Accrued Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and we include these costs in accrued liabilities in the consolidated balance sheets and within research and development expenses in the consolidated statement of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

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

Stock-Based Compensation

We account for stock-based compensation for all share-based awards made to employees and directors, including employee stock options, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan, by measuring the cost of awards of equity instruments based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We recorded stock-based compensation expense related to options granted of $10.4 million, $8.4 million and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

In determining the fair value of the stock-based awards, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Fair Value of Common Stock. Prior to the IPO in April 2015, our board of directors, determined the fair value of our common stock by taking into consideration, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the previous absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies and the lack of marketability of our common stock.

Since the IPO, we have used the market closing price of our common stock as reported on the NASDAQ Global Select Market.

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

We recognize compensation expense for stock awards for the portion of the share-based awards that are expected to vest. Therefore, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

Income Taxes

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses and forecasting reversals of existing temporary differences, sufficient positive evidence exists to partially release the valuation allowance associated with reversals of existing U.S. temporary difference occurring within the next two years. A valuation allowance is maintained on the remaining U.S. net deferred tax assets. A partial valuation allowance is maintained on the Netherlands NOL deferred tax asset. We intend to maintain the valuation allowance on the remaining net federal and state deferred tax assets until sufficient positive evidence exists to support valuation allowance reversals.

At December 31, 2016, we have operating loss, or NOL, carryforwards (before tax effects) for federal, state and foreign income tax purposes of $30.5 million, $3.6 million, and $13.3 million respectively. None of these amounts represent deductions from stock-based compensation, which will be recorded as an adjustment to additional paid-in capital when they reduce tax payable. These federal, state and foreign NOL carryforwards will begin to expire in 2027, 2033 and 2023, respectively, if not utilized. In addition, we have federal and state tax credit carryforwards of $11.6 million and $2.9 million, respectively, to offset future income tax liabilities. The federal tax credits can be carried forward for 20 years and will start to expire in 2034, if not utilized, while the state tax credits can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize NOL carryforwards or other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.”

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations at December 31, 2016:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$3,653	$9,519	$9,716	$43,528	$66,416
Total contractual obligations	$3,653	$9,519	$9,716	$43,528	$66,416

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We plan to adopt the new standard effective January 1, 2018. Our final determination will depend on the significance of the impact of the new standard on our financial results. We are in the initial stages of our evaluation of the adoption of the new standard on our accounting policies. The initial evaluation includes the determination of whether the counterparty in our existing collaboration agreements meets the definition of a customer and whether such agreements would be within the scope of the new standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeitures. The standard is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. We have evaluated the impact of this guidance and have concluded that adoption of the standard will have an insignificant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact that the standard will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash, cash equivalents, and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact that the standard will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2016, we had cash, cash equivalents and marketable securities of $361.9 million, which consisted of bank deposits, money market funds, commercial paper, U.S. government and agency securities and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. The cash and cash equivalents are held for working capital purposes. The marketable securities are held for capital preservation purposes.

We have not been nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

ADURO BIOTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aduro Biotech, Inc.

Berkeley, California

We have audited the accompanying consolidated balance sheets of Aduro Biotech, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aduro Biotech, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 1, 2017

ADURO BIOTECH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$74,932	$150,456
Short-term marketable securities	272,500	265,198
Accounts receivable	1,138	4,846
Prepaid expenses and other current assets	6,194	4,004
Total current assets	354,764	424,504
Long-term marketable securities	14,474	15,391
Property and equipment, net	26,384	3,986
Goodwill	7,658	8,469
Intangible assets, net	27,827	29,400
Restricted cash	468	—
Deferred tax assets	6,319	—
Other assets	717	75
Total assets	$438,611	$481,825
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,206	$5,086
Accrued clinical trial and manufacturing expenses	4,777	5,522
Accrued expenses and other liabilities	8,597	5,412
Deferred revenue	15,052	15,046
Total current liabilities	30,632	31,066
Deferred rent	6,786	—
Contingent consideration	4,032	3,750
Deferred revenue	162,963	178,037
Deferred tax liabilities	5,869	7,350
Other long term liabilities	1,109	—
Total liabilities	211,391	220,203
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2016 and 2015; and no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2016 and 2015; and 67,918,246 and 63,587,833 shares issued and outstanding at December 31, 2016 and 2015	7	6
Additional paid-in capital	420,897	362,807
Accumulated other comprehensive loss	(1,684)	(339)
Accumulated deficit	(192,000)	(100,852)
Total stockholders’ equity	227,220	261,622
Total liabilities and stockholders’ equity	$438,611	$481,825

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Collaboration and license revenue	$50,593	$71,689	$13,038
Grant revenue	88	1,290	351
Total revenue	50,681	72,979	13,389
Operating expenses:
Research and development	87,718	58,649	23,513
General and administrative	34,277	27,805	8,994
Amortization of intangible assets	549	89	—
Total operating expenses	122,544	86,543	32,507
Loss from operations	(71,863)	(13,564)	(19,118)
Loss from remeasurement of fair value of warrants	—	(26,077)	(566)
Gain on extinguishment of convertible promissory notes	—	—	3,553
Interest income (expense), net	2,219	494	(2,395)
Other (expense) income, net	(40)	(161)	1,512
Loss before income tax	(69,684)	(39,308)	(17,014)
Income tax (provision) benefit	(21,464)	99	—
Net loss	$(91,148)	$(39,209)	$(17,014)
Net loss per common share, basic and diluted	$(1.40)	$(0.88)	$(53.06)
Shares used in computing net loss per common share, basic and diluted	65,200,762	44,706,393	320,686

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2016	2015	2014
Net loss	$(91,148)	$(39,209)	$(17,014)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax of $0	40	(181)	—
Foreign currency translation adjustments, net of tax of $0	(1,385)	(158)	—
Comprehensive loss	$(92,493)	$(39,548)	$(17,014)

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	22,041,003	32,224	295,498	—	5,871	—	(44,629)	(38,758)
Issuance of Series C convertible preferred stock for cash, net of $262 of issuance costs	19,423,965	41,888	—	—	—	—	—	—
Issuance of Series C convertible preferred stock upon conversion of convertible promissory notes	6,199,217	13,452	—	—	—	—	—	—
Effects of Series C convertible preferred stock tranche	—	(1,475)	—	—	—	—	—	—
Issuance of Series B convertible preferred stock upon conversion of Series B convertible promissory notes	2,931,981	4,956	—	—	—	—	—	—
Issuance of Series D convertible preferred stock for cash, net of $2,470 of issuance costs	19,012,173	48,918	—	—	—	—	—	—
Reclassification of common stock warrants	—	—	—	—	784	—	—	784
Convertible promissory notes beneficial conversion feature	—	—	—	—	57	—	—	57
Reacquisition of equity component of Series B convertible promissory note	—	—	—	—	(3,432)	—	—	(3,432)
Reacquisition of convertible promissory notes beneficial conversion feature	—	—	—	—	(3,553)	—	—	(3,553)
Issuance of common stock upon exercise of stock options	—	—	66,499	—	49	—	—	49
Stock-based compensation	—	—	—	—	570	—	—	570
Net loss	—	—	—	—	—	—	(17,014)	(17,014)
Balance at December 31, 2014	69,608,339	139,963	361,997	—	346	—	(61,643)	(61,297)
Issuance of Series E convertible preferred stock for cash, net of issuance costs	2,361,029	24,992	—	—	—	—	—	—
Issuance of convertible preferred stock upon exercise of preferred stock warrants	6,668	9	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(71,976,036)	(164,964)	51,822,659	5	164,959	—	—	164,964
Issuance of common stock in initial public offering	—	—	8,050,000	1	124,192	—	—	124,193
Issuance of common stock in private placement	—	—	1,470,588	—	25,000	—		25,000
Reclassification of convertible preferred stock and common stock warrant liability to additional paid-in capital	—	—	—	—	27,066	—		27,066
Issuance of common stock upon exercise of stock options and grant of restricted stock	—	—	843,441	—	673	—	—	673
Issuance of common stock upon exercise of warrants	—	—	302,269	—	117	—	—	117
Issuance of common stock in business acquisition (Note 5)	—	—	697,306	—	11,452	—	—	11,452
Issuance of common stock under Employee Stock Purchase Plan	—	—	39,573	—	572	—	—	572
Stock-based compensation	—	—	—	—	8,430	—	—	8,430
Other comprehensive loss	—	—	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	—	—	(39,209)	(39,209)
Balance at December 31, 2015	—	—	63,587,833	6	362,807	(339)	(100,852)	261,622
Issuance of common stock upon exercise of stock options	—	—	873,735	—	903	—	—	903
Issuance of common stock upon exercise of warrants	—	—	831,513	—	97	—	—	97
Issuance of common stock under Employee Stock Purchase Plan	—	—	98,936	—	835	—	—	835
Issuance of common stock upon at the market offering (Note 10)			2,526,229	1	36,805			36,806
Stock-based compensation	—	—	—	—	15,006	—	—	15,006
Excess tax benefit from stock-based compensation					4,444			4,444
Other comprehensive loss	—	—	—	—	—	(1,345)	—	(1,345)
Net loss	—	—	—	—	—	—	(91,148)	(91,148)
Balance at December 31, 2016	—	$—	67,918,246	$7	$420,897	$(1,684)	$(192,000)	$227,220

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net loss	$(91,148)	$(39,209)	$(17,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,003	634	240
Amortization of intangibles	549	89	—
Accretion of discounts and amortization of premiums on marketable securities	1,831	725	—
Stock-based compensation	15,006	8,430	570
Excess tax benefit from stock-based compensation	(4,444)	—	—
Loss from remeasurement of fair value of contingent consideration	400	—	—
Loss from remeasurement of fair value of warrants	—	26,077	566
Gain from changes in the fair value of preferred stock derivative liability	—	—	(1,475)
Gain on extinguishment of convertible promissory notes	—	—	(3,553)
Non-cash interest expense related to convertible promissory notes payable	—	—	2,380
Loss on disposal of property and equipment	15	—	—
Deferred income tax	(7,800)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,708	(1,693)	(2,796)
Prepaid expenses and other assets	3,487	(2,654)	(1,117)
Accounts payable	(2,851)	1,537	1,681
Deferred revenue	(15,068)	157,064	35,962
Accrued clinical trial and manufacturing expenses	(745)	2,172	2,460
Accrued expenses and other liabilities	8,981	1,638	1,461
Net cash (used in) provided by operating activities	(86,076)	154,810	19,365
Cash Flows from Investing Activities
Purchase of marketable securities	(359,500)	(359,378)	—
Proceeds from maturities of marketable securities	351,322	77,885	—
Restricted cash	(468)	—	—
Purchase of property and equipment	(23,887)	(2,174)	(782)
Acquisition, net of cash acquired	—	(14,321)	—
Net cash used in investing activities	(32,533)	(297,988)	(782)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	36,806	150,283	—
Excess tax benefit from stock-based compensation	4,444	—	—
Deferred offering costs	—	—	(1,092)
Proceeds from issuance of convertible promissory note payable to related parties	—	—	308
Repayment of note payable to related party	—	—	(200)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	22,522	93,276
Proceeds from exercise of stock options and warrants	1,000	801	49
Proceeds from employee stock purchase plan	835	572	—
Net cash provided by financing activities	43,085	174,178	92,341
Net (decrease) increase in cash and cash equivalents	(75,524)	31,000	110,924
Cash and cash equivalents at beginning of period	150,456	119,456	8,532
Cash and cash equivalents at end of period	$74,932	$150,456	$119,456
Supplemental Disclosure
Cash paid for interest	$—	$—	$18
Cash paid for taxes	$22,400	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Stock issued in connection with business acquisition	$—	$11,452	$—
Conversion of convertible preferred stock to common stock	$—	$164,964	$—
Reclassification of warrant liabilities to additional paid-in capital	$—	$27,066	$—
Purchase of property and equipment in accounts payable and accrued liabilities	$447	$692	$—
Issuance of Series C convertible preferred stock to a related party and other investors in connection with conversion of convertible promissory notes and accrued interest	$—	$—	$13,452
Issuance of Series B convertible preferred stock to a related party in connection with conversion of convertible promissory notes	$—	$—	$4,956

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Aduro Biotech, Inc., and its wholly owned subsidiaries, or the Company, is an immunotherapy company focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases, including cancer. The Company is located in Berkeley, California and its wholly-owned subsidiary, Aduro Biotech Holdings, Europe B.V., or Aduro Biotech Europe, is based in the Netherlands. The Company operates in one business segment.

The Company believes its three technology platforms are uniquely positioned to recruit and direct the immune system by activating cancer-fighting immune cells and inhibiting immune suppressive cells known to allow tumor growth. Product candidates from the Company’s LADD, or Live, Attenuated, Double-Deleted Listeria monocytogenes, STING Pathway Activator, and B-select monoclonal antibody platforms are designed to stimulate and/or regulate innate and adaptive immune responses, either as single agents or in combination with conventional therapies (chemotherapy and radiation) as well as other novel immunotherapies. The Company’s diverse technology platforms have led to a strong pipeline of clinical and preclinical candidates, which are being developed for a number of cancer indications. Additionally, Aduro’s platforms have the potential to generate product candidates that address other therapeutic areas, such as autoimmune and infectious diseases. The Company is also collaborating with leading global pharmaceutical companies to expand its products and technology platforms.

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the accounts of Aduro Biotech, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, common stock and related warrants, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Deferred revenue at December 31, 2016 and 2015 represents the portion of payments received for which the earnings process has not been completed. Deferred revenue expected to be recognized within the next 12 months is classified as a current liability.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase. At December 31, 2016 and 2015, cash and cash equivalents consisted of cash in bank deposits, money market funds held at financial institutions, commercial paper and U.S. government and agency securities. The recorded carrying amount of cash equivalents approximates their fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held at financial institutions in the United States and in the Netherlands. The Company is exposed to credit risk in the event of default by the financial institution to the extent that cash and cash equivalent balances recorded in the balance sheets are in excess of the amounts that are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company plans to adopt the new standard effective January 1, 2018 and has not made the decision as to which adoption method it will utilize. The Company’s final determination will depend on the significance of the impact of the new standard on the Company’s financial results. The Company is in the initial stages of its evaluation of the adoption of the new standard on its accounting policies. The initial evaluation includes the determination of whether the counterparty in its existing collaboration agreements meets the definition of a customer and whether such agreements would be within the scope of the new standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeitures. The standard is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has evaluated the impact of this guidance and has concluded that adoption of the standard will have an insignificant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash, cash equivalents, and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

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

In certain cases where there is limited activity or less transparency around the inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of common and preferred stock warrant liabilities and contingent consideration liability. The determination of the fair value of contingent consideration and the fair value of the warrants is discussed in Note 5 and Note 11, respectively.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$54,318	$—	$—	$54,318
U.S. government and agency securities	—	166,800	—	166,800
Corporate debt securities	—	77,880	—	77,880
Commercial paper	—	49,643	—	49,643
Total	$54,318	$294,323	$—	$348,641
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$4,032	$4,032
Total	$—	$—	$4,032	$4,032

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$104,602	$—	$—	$104,602
U.S. government and agency securities	—	194,055	—	194,055
Corporate debt securities	—	74,918	—	74,918
Commercial paper	—	42,295	—	42,295
Total	$104,602	$311,268	$—	$415,870
Financial Liabilities:
Contingent consideration related to acquisition	—	—	3,750	$3,750
Total	$—	$—	$3,750	$3,750

The acquisition-date fair value of the contingent consideration liability represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value of the contingent consideration is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones. Changes in the fair value of the liability for contingent consideration, except for the impact of foreign currency, will be recognized in the consolidated statement of operations until settlement.

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2016 and 2015. During the years ended December 31, 2016 and 2015, there were no transfers between the fair value measurement category levels.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Contingent Consideration	Preferred Stock Warrant Liability	Common Stock Warrant Liability
Balance at December 31, 2014	$—	$100	$889
Net increase in fair value upon revaluation	—	1,108	24,969
Reclassification to additional paid-in capital	—	(1,208)	(25,858)
Contingent consideration recognized from acquisition	3,775	—	—
Foreign currency impact	(25)	—	—
Balance at December 31, 2015	3,750	—	—
Net increase in fair value upon revaluation	400	—	—
Foreign currency impact	(118)	—	—
Balance at December 31, 2016	$4,032	$—	$—

The following tables summarize the estimated value of the Company’s cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$13,265	$—	$—	$13,265
Money market funds	54,318	—	—	54,318
Commercial paper	7,349	—	—	7,349
Total cash and cash equivalents	$74,932	$—	$—	$74,932
Marketable securities:
U.S. government and agency securities	$166,854	$7	$(61)	$166,800
Corporate debt securities	77,967	—	(87)	77,880
Commercial paper	42,294	—	—	42,294
Total marketable securities	$287,115	$7	$(148)	$286,974

	December 31, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,175	$—	$—	$15,175
Money market funds	104,602	—	—	104,602
Commercial paper	7,899	—	—	7,899
U.S. government and agency securities	22,780			22,780
Total cash and cash equivalents	$150,456	$—	$—	$150,456
Marketable securities:
U.S. government and agency securities	$171,416	$3	$(144)	$171,275
Corporate debt securities	74,958	38	(78)	74,918
Commercial paper	34,396	—	—	34,396
Total marketable securities	$280,770	$41	$(222)	$280,589

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of December 31, 2016 (in thousands):

	Amortized cost	Estimated Fair Value
Mature in one year or less	$272,619	$272,500
Mature after one year through two years	14,496	14,474
Total available-for-sale marketable securities	$287,115	$286,974

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Lab equipment	$5,379	$3,011
Computer and office equipment	1,755	959
Furniture and fixtures	1,479	306
Leasehold improvements	17,473	1,367
Construction in progress	3,930	—
Total property and equipment	30,016	5,643
Less: accumulated depreciation and amortization	(3,632)	(1,657)
Property and equipment, net	$26,384	$3,986

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $2.0 million, $634,000, and $240,000, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Compensation and related benefits	$4,228	$2,765
Professional and consulting services	1,168	1,650
Income tax payable	806	—
Accrued construction in progress	447	—
Other	1,948	997
Total accrued expenses and other liabilities	$8,597	$5,412

5. Acquisition of BioNovion Holding B.V.

On October 30, 2015, the Company acquired the outstanding shares of BioNovion Holding B.V., or BioNovion, a privately held company in the Netherlands that specializes in immune oncology antibody discovery, in exchange for cash and 697,306 shares of the Company’s common stock for an aggregate purchase price of $34.2 million. BioNovion was subsequently renamed Aduro Biotech Holding, Europe B.V., or Aduro Biotech Europe. As of the date of acquisition, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair value.

The Company believes that the acquisition of Aduro Biotech Europe created synergies that will provide future value. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the acquired company's net identifiable assets acquired and resulted in the recognition of goodwill. The goodwill related to the acquisition is not deductible for tax purposes.

A summary of the total purchase consideration on October 30, 2015 was as follows (in thousands):

Cash consideration	$19,006
Fair value of Aduro common stock issued	11,452
Fair value of Contingent Purchase Price	3,775
Total purchase consideration	$34,233

The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the acquisition date. Revenue from Aduro Biotech Europe was $288,000 and net loss was $(595,000) for the period ended December 31, 2015.

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

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed on October 30, 2015 (in thousands):

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

In September 2016, the Company filed its 2015 Netherlands tax return and finalized the purchase price accounting related to its acquisition of Aduro Biotech Europe resulting in a measurement period adjustment to goodwill of $490,000.

Aduro Biotech Europe has a license and research agreement with Merck for the development of clinical candidates.  The license and research agreement intangible asset has an estimated life of 20 years and is amortized on a straight line basis. IPR&D represents incomplete research and development projects at Aduro Biotech Europe. The fair values of the license agreement and IPR&D were determined using the income approach, which was prepared based on forecasts by management.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2015 and 2014 as if the acquisition of Aduro Biotech Europe had been completed on January 1, 2014. Adjustments have been made to give effect to pro forma events that are directly attributable to the acquisition such as amortization expense from acquired intangible assets, stock-based compensation expense related to the acquisition and acquisition-related transaction costs. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Aduro Biotech Europe. Accordingly, these unaudited pro forma results are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands, except per share data):

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

6. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2015	$8,469
Foreign currency translation adjustment	(321)
Purchase price allocation adjustment	(490)
Balance at December 31, 2016	$7,658

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,400	$607	$9,793
Total intangible assets with finite lives	10,400	607	9,793
Acquired IPR&D assets	18,034	—	18,034
Total intangible assets	$28,434	$607	$27,827

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,786	$89	$10,697
Total intangible assets with finite lives	10,786	89	10,697
Acquired IPR&D assets	18,703	—	18,703
Total intangible assets	$29,489	$89	$29,400

Intangible assets are carried at cost less accumulated amortization. Amortization is over a period of 20 years and the amortization expense is recorded in operating expenses. The decrease in the gross carrying amount of intangible assets as of December 31, 2016 compared to December 31, 2015 reflected a negative impact of foreign currency exchange which was primarily due to the weakening of the Euro against the U.S. dollar.

Amortization expense was $549,000 and $89,000 for the years ended December 31, 2016 and 2015, respectively, and zero for the year ended December 31, 2014. Based on finite-lived intangible assets recorded as of December 31, 2016, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2017	$520
2018	520
2019	520
2020	520
2021	520

7. Collaboration Agreements

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

The Company recognizes revenue from collaboration, license or research arrangements when persuasive evidence of an arrangement exists, and delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. The Company has determined that the license does not have stand-alone value separable from the co-development services to be performed under the agreement, with the Company participating in the research and development services. As a result, the Company recognizes revenue from the $200.0 million upfront fee received on a straight-line basis over its estimated performance period of 13.5 years, commencing in July 2015, the date of the Joint Steering Committee’s approval of the research and development plan. Changes in the estimated period of performance will be accounted for prospectively as a change in estimate. The Company will recognize substantive milestone payments in their entirety in the period in which the milestone is achieved. Non-substantive milestone payments will be recognized on a straight-line basis over the remaining performance period. Costs associated with co-development activities performed under the agreement are included in research and development expenses in the accompanying consolidated statements of operations. Reimbursement of research and development costs by Novartis is included in collaboration and license revenue. The Company will recognize revenue from the sale of any products commercialized pursuant to this collaboration in the United States, will retain 50% of the gross profits from such sales, and will pay the remaining 50% of the gross profits to Novartis. The Company will receive from Novartis 45% of gross profits for specified European countries and Japan. Profit sharing payments made to or received from Novartis are aggregated by product by territory and are reported as expenses or revenues, as applicable.

For the years ended December 31, 2016 and 2015, the Company recognized revenue from its collaboration with Novartis totaling $14.8 million and $7.4 million, respectively, related to amortization of the upfront fee. The remaining balance of the upfront fee of $177.8 million and $192.6 million is included in deferred revenue at December 31, 2016 and 2015, respectively. In addition, the Company recognized $35.0 million in revenue from the achievement of a milestone during the year ended December 31, 2016.

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

Since the inception of the Janssen ADU-214 Agreement, the Company received an upfront license fee of $30.0 million and substantive and non-substantive milestone payments of $21.0 million upon completion of various development activities. Under the terms of the Janssen ADU-214 Agreement, the Company is eligible to receive future contingent payments up to a total of $766.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale.

The upfront license fee of $30.0 million was recognized on a straight-line basis from the effective date of the agreement through October 2015. In addition, the Company recognized milestone payments of $21.0 million as revenue in 2015 as all performance obligations were achieved.

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

Since the inception of the Janssen ADU-741 Agreement, the Company received an upfront payment of $12.0 million and substantive and non-substantive milestone payments of $10.0 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, the Company is eligible to receive future contingent payments up to a total of $343.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

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

The upfront fees received totaling $12.5 million were recognized on a straight-line basis from the effective date of the agreements through October 2015. In addition, the Company recognized milestone payments of $10.0 million as revenue in 2015 as all performance obligations were achieved.

Merck License Agreement

In connection with the acquisition of Aduro Biotech Europe in October 2015, the Company became party to an agreement with Merck Sharp and Dohme B.V. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates. The Company identified the following performance deliverables under the agreement: (1) the license, (2) the obligation to provide research activities, which is currently completed and (3) the obligation to participate on a Joint Research Committee.

The Company is eligible to receive future contingent payments, including up to $312.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, the Company is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product.

The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company determined that none of the deliverables has standalone value; all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting.

The Company determined that all of the future contingent payments meet the definition of a milestone. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. No amounts had been recognized as revenue for any of these milestones as of December 31, 2016.

Genmab Agreement

In February 2015, Aduro Biotech Europe entered a co-development and commercialization agreement with Genmab to evaluate five DuoBody product candidates targeting immune checkpoints. Genmab and Aduro Biotech Europe will contribute panels of antibodies for the creation of bispecific antibody products using Genmab’s DuoBody platform. If the companies jointly select a product candidate for clinical development, development costs will be shared equally, with each party retaining a 50% share of the product rights. If one of the companies decides not to move a therapeutic candidate forward, the other company is entitled to continue developing the product at predefined licensing terms. The agreement also includes terms which allow the parties to opt out of joint development at key points in each product’s clinical development.

8. Research and Development and License Agreements

For the years ended December 31, 2016, 2015 and 2014, respectively, the Company recorded $8.1 million, $9.8 million and $1.6 million in upfront payments, milestone payments and sublicensing fees from its research and development and license agreements described below.

Listeria-Related Agreements

JHU Listeria Agreement

In March 2011, the Company entered into a license agreement with The Johns Hopkins University, or JHU, pursuant to which the Company received an exclusive, worldwide, sub licensable license to certain patent rights covering the tumor-associated antigen mesothelin to make, use, import and commercialize products and to provide services for all bacteria-based therapeutic and/or prophylactic uses for cancer treatment and/or prevention and as a companion diagnostic.

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

UCB Listeria Agreement

In March 2012, the Company entered into a license agreement with the Regents of the University of California on behalf of its Berkeley campus, or UCB, granting the Company an exclusive, worldwide, sub licensable license to certain patent rights covering the use of the Listeria monocytogenes phase integration vector which accelerates the genetic engineering of Listeria to express more than one antigen to make, use, import, and commercialize products and to provide services for all fields of use.

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

Memorial Sloan Kettering Cancer Center Agreement

In December 2014, the Company entered into a license agreement with Memorial Sloan Kettering Cancer Center, or MSK, The Rockefeller University, Rutgers, The University of New Jersey, and University of Bonn, collectively the Licensors, granting the Company an exclusive, worldwide, sublicensable license to certain patent rights related to STING Activators and a non-exclusive, worldwide, sublicensable license under specified know-how, in each case to develop, make, have made, use, have used, import, sell, and otherwise commercialize licensed products for use in therapeutic and/or prophylactic treatments in humans. Under this agreement, or the MSK Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize a licensed product, including achieving specified development and regulatory milestones by specified dates. In May and October 2016, the parties amended the license to further expand its scope, which now covers all products covered by the licensed intellectual property.

Under the MSK Agreement, we paid MSK upfront fees of $50,000 in January 2015 and an additional $2.0 million in connection with the second amendment to the MSK Agreement in October 2016. Under the terms of the amended MSK Agreement we are required to pay MSK development and regulatory milestone payments totaling up to $875,000 for each licensed product and commercialization milestone payments totaling up to $4.5 million for each licensed product, subject to a cap of $4.5 million per licensed product. We are also required to pay MSK royalties based on net sales of licensed products by us and our sublicensees at a rate ranging in the low single digits depending on whether the licensed product is covered by a valid claim of the licensed patents, subject to minimum annual royalties. Our royalty obligation to MSK continues on a country-by-country basis until the later of the expiration of the last patent right covering the licensed product in such country or 10 years from the first commercial sale in such country. We are also obligated to pay MSK a percentage of certain consideration received for the grant of sublicenses, ranging from ten to the mid-twenties.

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

9. Commitments and Contingencies

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

The Company continues to occupy and lease its former office and research and development facility in Berkeley, California, under a non-cancelable operating lease, or the Bancroft Lease. In February 2015, the Company amended the Bancroft Lease agreement to increase the total square footage to approximately 25,000 square feet and extended the term of the Bancroft Lease to expire on December 31, 2018. The Bancroft Lease also contains an option to extend the lease for an additional two years. The Company has transitioned the entirety of its Berkeley operations to its Heinz facility in 2016 and in accordance with the terms of the Bancroft Lease, the Company intends to either sublease this space or find a replacement tenant.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Heinz Lease in the amount of $468,000. The letter of credit is collateralized by a certificate of deposit for $468,000 which has been included in restricted cash in the consolidated balance sheet as of December 31, 2016.

The Company also has office and laboratory space in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the lease is through December 2017, with a one-year renewal option.

Rent expense was $3.9 million, $784,000 and $344,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the leases at December 31, 2016 are as follows (in thousands):

Year ending December 31,	Amounts
2017	$3,653
2018	4,872
2019	4,647
2020	4,786
2021	4,930
Thereafter	43,528
Total	$66,416

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

Other Commitments

The Company has various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received at the time the termination became effective as well as non-cancelable and non-refundable obligations, including payment obligations for costs or expenses incurred by the vendor for products or services before the termination became effective. In the case of terminating a clinical trial agreement at a particular site, the Company would also be obligated to provide continued support for appropriate medical procedures at that site until completion or termination.

10. Common Stock

The Company had reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2016	2015
Options issued and outstanding	10,690,156	9,931,229
Shares available for future stock option grants	5,011,459	4,810,271
Common stock warrants	97,621	929,437
Total	15,799,236	15,670,937

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

At-the-Market Sales Agreement

In May 2016, the Company entered into an “at-the-market” sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million from time to time through Cowen, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the Sales Agreement, the Company has agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During 2016, the Company received net proceeds of $36.8 million, after deducting commissions and expenses payable by the Company, from the sale of 2,526,229 shares of common stock pursuant to the Sales Agreement. As of December 31, 2016, the Company had an aggregate of $63.2 million available to be offered under the Sales Agreement, subject to the continued effectiveness of its current shelf registration statement or an effective replacement shelf registration statement.

11. Warrants

The Company had issued and outstanding warrants as follows:

	Warrants Outstanding			Exercise
	December 31, 2016	December 31, 2015	Issuance Date	Price per Share	Terms (Years)
Type of Security:
Common	1,152	1,152	November 2008	$34.73	10.0
Common	720	720	January 2009	$34.73	10.8
Common	288	288	February 2009	$34.73	10.0
Common	360	360	March 2009	$34.73	10.0
Common	144	144	April 2009	$34.73	10.0
Common	13,235	13,235	July 2009	$1.89	10.0
Common	21,176	21,176	September 2009	$1.89	10.0
Common	2,400	2,400	April 2011	$1.88	10.0
Common	—	50,455	April 2011	$1.66	5.0
Common	19,867	116,443	April 2011	$0.01	10.0
Common	—	241,260	June 2011	$0.01	9.8
Common	6,031	161,381	October 2011	$0.01	9.5
Common	—	232,258	August 2013	$0.02	10.0
Common	29,462	42,246	September 2013	$0.02	10.0
Common	2,786	45,919	December 2013	$0.02	10.0
Total	97,621	929,437

In April 2011, the Company issued warrants to purchase 24,235 shares of Series A-1 convertible preferred stock, or Series A-1 warrants, and 83,771 warrants to purchase shares of Series B convertible preferred stock, or Series B warrants. The Series A-1 warrants and Series B warrants were immediately exercisable and expire, if not exercised, in April 2021 and April 2016, respectively. As the shares into which the warrants were exercisable were contingently redeemable, the Company recognized a liability for the fair value of the warrants on the consolidated balance sheet. At the date of the IPO, the Series A-1 warrants and Series B warrants became exercisable for common stock and were no longer contingently redeemable. At the IPO, the warrants were remeasured to their fair value of $1.2 million and the Company recognized a loss from remeasurement of $1.1 million in the consolidated statement of operations for the year ended December 31, 2015. The carrying value of the warrants of $1.2 million was reclassified to additional paid-in capital.

In April, June, and October 2011, the Company issued warrants to purchase 615,658 shares of common stock. The common stock warrants were exercisable beginning in April 2015 and would have terminated in whole or part, if the Company had obtained certain levels of government grant funds by April 15, 2015. The warrants expire, if not exercised, in April 2021. As the warrants were subject to performance conditions which may result in the issuance of a variable number of shares, the Company recognized a liability for the fair value of the common stock warrants on the consolidated balance sheet. On April 15, 2015, the Company did not obtain the specified levels of government grant funds and the performance conditions expired. As a result, the number of common shares issuable was fixed and the warrants no longer met the requirements for classification as a liability. The warrants were remeasured to their fair value of $25.9 million and the Company recognized a loss from remeasurement of $25.0 million in the consolidated statement of operations for the year ended December 31, 2015. The carrying value of the warrants of $25.9 million was reclassified to additional paid-in capital as of December 31, 2015.

12. Equity Incentive Plans

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2016 the shares issuable under the 2015 Plan increased by 2,543,513. The Company had 5,011,459 shares available for future grant under the 2015 Plan as of December 31, 2016.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At December 31, 2016, 7,292,807 options under the 2009 Plan remained outstanding.

Stock option activity under the Company’s stock option plan was as follows:

	Options Outstanding
	Shares Available for Grant		Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2013	92,278		4,029,331	$0.72	$985
Authorized	5,071,079		—
Granted	(2,019,598)		2,019,598	$1.00
Exercised	—		(66,499)	$0.74
Canceled	10,996	(1)	(12,048)	$9.33
Balance—December 31, 2014	3,154,755		5,970,382	$0.80	$4,335
Authorized	6,494,292		—
Granted	(4,893,562)		4,893,562	$9.94
Exercised	—		(836,241)	$0.82
Canceled	54,786	(1)	(96,474)	$1.74
Balance—December 31, 2015	4,810,271		9,931,229	$5.29	$229,591
Authorized	2,543,513		—
RSU granted, net	(657,200)		—
Granted	(1,760,210)		1,760,210	$12.43
Exercised	—		(873,735)	$1.03
Canceled	75,085	(1)	(127,548)	$18.87
Balance—December 31, 2016	5,011,459		10,690,156	$6.65	$74,984
Options exercisable—December 31, 2016			5,688,319	$3.95	$50,871
Options vested and expected to vest—December 31, 2016			10,440,713	$6.54	$74,087

(1)

The amount excludes 52,463, 41,688 and 1,052 canceled options for the years ended December 31, 2016, 2015 and 2014, respectively, initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock.

The aggregate intrinsic value of options exercised was $12.2 million, $19.4 million and $17,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2016, 2015 and 2014 were $8.01, $6.54 and $0.67 per share, respectively.

At December 31, 2016, the weighted-average remaining contractual life was 6.55 years and 7.47 years for exercisable options and vested and expected to vest options, respectively. The weighted-average remaining contractual life of options outstanding was 7.5 years, 8.0 years and 7.9 years at December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $32.6 million, which the Company expects to recognize over an estimated weighted-average period of 2.3 years.

Restricted Stock Units (RSUs)

In September 2016, the Company’s board of directors authorized the issuance of Restricted Stock Units, or RSUs, under the 2015 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, or the RSU Agreement, which is intended to serve as a standard form agreement for restricted stock unit grants issued to employees, executive officers, directors and consultants. In September 2016, the Company granted RSU equity awards to certain employees in accordance with the terms of the RSU Agreement.

The following table summarizes restricted stock unit activity:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share

Balance—December 31, 2015	—	$—
Granted	662,800	14.29
Vested	—	—
Canceled/forfeited	(5,600)	14.29
Balance—December 31, 2016	657,200	$14.29

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2016, there was $7.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs which is expected to be recognized over a weighted-average period of 3.7 years.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Research and development	$9,131	$2,493	$202
General and administrative	5,875	5,937	368
Total stock-based compensation expense	$15,006	$8,430	$570

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

Since the Company’s IPO, it has used the market closing price of its common stock as reported on the NASDAQ Global Select Market.

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2016	2015	2014
Expected term (in years)	5.3 - 6.1	5.3 – 6.1	5.3 – 6.1
Volatility	72.3 - 74.5%	70.2 – 82.3%	70.2 – 77.3%
Risk-free interest rate	1.25 - 2.07%	1.46 – 1.92%	1.85 – 2.0%
Dividend yield	—%	—%	—%

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $10.0 million, $6.2 million and $0.5 million, respectively, of stock-based compensation related to options granted to employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder.

The Company uses the fair value method to value options granted to non-employees. For the years ended December 31, 2016, 2015 and 2014, the Company recognized stock-based compensation of $438,000, $2.2 million and $85,000, respectively, related to options granted to non-employees.

The fair value of stock option awards granted to non-employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,
	2016	2015	2014
Expected term (in years)	6.0 - 9.6	9.1 – 9.9	9.3 – 9.7
Volatility	72.8 - 74.3%	72.1 – 83.8%	78.0 – 78.1%
Risk-free interest rate	1.35 - 2.48%	2.06 – 2.36%	2.19 – 2.39%
Dividend yield	—%	—%	—%

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2016 the shares issuable under the 2015 ESPP increased by 635,878. The Company had 1,217,369 shares available for future issuance under the 2015 ESPP as of December 31, 2016. Employees purchased 98,936 shares for $835,000 under the 2015 ESPP during the year ended December 31, 2016.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP:

	Year Ended December 31,
	2016	2015
Expected term (in years)	0.5	0.5
Volatility	73.83 - 74.39%	71.70 - 72.22%
Risk-free interest rate	0.38 - 0.62%	0.08 - 0.33%
Dividend yield	—%	—%

As of December 31, 2016, there was $133,000 of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.4 years.

13. Income Taxes

The components of loss before income tax benefit were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	(56,237)	(38,702)	(17,014)
Foreign	(13,447)	(606)	—
Total	$(69,684)	$(39,308)	$(17,014)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income tax provision:
Federal	$28,759	$—	$—
State	—	—	—
Foreign	—	—	—
Total	$28,759	$—	$—
Deferred income tax provision (benefit):
Federal	(6,319)	—	—
State	—	—	—
Foreign	(976)	(99)	—
Total	(7,295)	(99)	—
Total income tax provision (benefit)	$21,464	$(99)	$—

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal taxes at statutory rate	(35.0%)	(34.0%)	(34.0%)
State taxes, net of federal benefits	—	—	—
U.S. tax credits	(43.8)	(3.4)	(1.0)
Warrants	—	23.0	2.1
Add back of Orphan Drug Credit	7.4	—	—
Incentive stock option compensation	3.8	1.8	0.8
Other	(0.6)	—	0.2
Foreign income tax rate differential	2.4	0.4	—
Change in valuation allowance	96.6	11.9	31.9
Total	30.8%	(0.3%)	—%

The increase in the effective tax rate from (0.3%) during 2015 to 30.8% during 2016 was primarily related to the acceleration of deferred revenue for U.S income tax purposes partially offset with utilization of operating losses and credits.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$13,795	$18,668
Tax credits	12,625	2,223
Stock-based compensation	4,510	2,177
Deferred revenue	61,704	—
Accruals and reserves	3,902	1,318
Gross deferred tax assets	96,536	24,386
Valuation allowance	(84,528)	(24,072)
Total deferred tax assets	12,008	314
Deferred tax liabilities:
Tangible assets	(4,543)	(314)
Intangible assets	(7,015)	(7,350)
Total deferred tax liabilities	(11,558)	(7,664)
Net deferred tax liabilities	$450	$(7,350)

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover a majority of its recorded net deferred taxes in future periods. The Company recognized a $6.3 million deferred tax benefit as a partial reduction to the valuation allowance from the prospective carryback of existing temporary differences. The Company recorded a valuation allowance against the remaining net deferred tax assets at December 31, 2016 and the net deferred tax asset at December 31, 2015. The net valuation allowance increased by $60.5 million and $4.9 million in 2016 and 2015, respectively.

At December 31, 2016, the Company has generated net operating loss, or NOL, carryforwards (before tax effects) for federal, state and foreign income tax purposes of $30.5 million, $3.6 million and $13.3 million, respectively. None of these amounts represent tax deductions from stock-based compensation, which will be recorded as an adjustment to additional paid-in capital when they reduce tax payable. These federal, state and foreign NOL carryforwards will begin to expire in 2027, 2033 and 2023, respectively, if not utilized. In addition, the Company has federal and state tax credit carryforwards of $11.6 million and $2.9 million, respectively, to offset future income tax liabilities. The federal tax credits can be carried forward for 20 years and will start to expire in 2034, if not utilized, while the state research and development tax credit can be carried forward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, the Company’s ability to utilize NOL carryforwards or other tax attributes, such as federal tax credits, in any taxable year may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. We have experienced an ownership change that we believe under Section 382 of the Code will result in limitations in our ability to utilize net operating losses and credits. In addition, the Company may experience future ownership changes as a result of future offerings or other changes in ownership of its stock. As a result, the amount of the NOLs and tax credit carryforwards presented in the financial statements could be limited and may expire unutilized.

Uncertain Tax Positions

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$1,204	$508
Additions based on tax positions related to prior year	614	11
Reductions based on tax positions related to prior year	(81)	—
Additions based on tax positions related to current year	771	685
Balance at end of year	$2,508	$1,204

Without regard to the valuation allowance, $1.1 million of unrecognized tax benefits included in the consolidated balance sheet would, if recognized, affect the effective tax rate.

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

The Company will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. At December 31, 2016, the Company has recorded no interest and penalties.

14. Employee Benefit Plan

The Company sponsors a 401(k) plan. All employees are eligible to participate in the 401(k) plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan up to the limit allowed under the Internal Revenue Code.

15. Net Loss per Common Share

Since the Company was in a loss position for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per common share calculations because they would be anti-dilutive were as follows:

	December 31,
	2016	2015	2014
Convertible preferred stock	—	—	69,608,339
Options to purchase common stock	10,690,156	9,931,229	5,970,382
Convertible preferred stock warrants	—	—	108,006
Common stock warrants	97,621	929,437	1,154,270
Restricted stock awards	657,200	—	—
Total	11,444,977	10,860,666	76,840,997

16. Selected Quarterly Financial Data (Unaudited)

The following interim financial information presents the Company’s 2016 and 2015 results of operations on a quarterly basis (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenue	$4,030	$38,979	$3,794	$3,878
Net (loss) income	(28,827)	2,296	(35,051)	(29,566)
Net (loss) income per common share, basic	(0.45)	0.04	(0.54)	(0.44)
Net (loss) income per common share, diluted	(0.45)	0.03	(0.54)	(0.44)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenue	$9,574	$9,883	$19,146	$34,376
Net (loss) income	(16,616)	(26,260)	567	3,100
Net (loss) income per common share, basic	(39.97)	(0.50)	0.01	0.05
Net (loss) income per common share, diluted	(39.97)	(0.50)	0.01	0.04

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Operating Officer, our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, our President and Chief Executive Officer and our Chief Operating Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were, in design and operation, effective.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2017 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

(c) See Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California, on the 1st day of March, 2017.

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

Signature	Title	Date

/s/ Stephen T. Isaacs	Chairman, President and Chief Executive Officer (principal executive officer)	March 1, 2017
Stephen T. Isaacs

/s/ Gregory W. Schafer	Chief Operating Officer (principal financial officer)	March 1, 2017
Gregory W. Schafer

/s/ Jennifer Lew	Senior Vice President of Finance (principal accounting officer)	March 1, 2017
Jennifer Lew

/s/ Gerald Chan, DSc	Director	March 1, 2017
Gerald Chan, DSc

/s/ William M. Greenman	Director	March 1, 2017
William M. Greenman

/s/ Ross Haghighat	Director	March 1, 2017
Ross Haghighat

/s/ Frank McCormick	Director	March 1, 2017
Frank McCormick

/s/ Stephanie O’Brien	Director	March 1, 2017
Stephanie Monaghan O’Brien

/s/ Stephen A. Sherwin	Director	March 1, 2017
Stephen A. Sherwin

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

10.1+	2000 Oncologic Equity Incentive Plan.	S-1	333-202667	10.1	03/11/2015

10.2+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2000 Oncologic Equity Incentive Plan.	S-1	333-202667	10.2	03/11/2015

10.3+	2001 Triton BioSystems Equity Incentive Plan.	S-1	333-202667	10.3	03/11/2015

10.4+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2001 Triton BioSystems Equity Incentive Plan.	S-1	333-202667	10.4	03/11/2015

10.5+	Aduro Biotech 2009 Stock Incentive Plan.	S-1	333-202667	10.5	03/11/2015

10.6+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2009 Stock Plan.	S-1	333-202667	10.6	03/11/2015

10.7+	2015 Equity Incentive Plan.	S-1/A	333-202667	10.7	04/06/2015

10.8+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2015 Equity Incentive Plan.	S-1/A	333-202667	10.8	04/06/2015

10.9+	2015 Employee Stock Purchase Plan.	S-1/A	333-202667	10.9	04/06/2015

10.10+	Form of Indemnification Agreement made by and between Aduro Biotech, Inc. and each of its directors and executive officers.	S-1	333-202667	10.11	03/11/2015

10.11+	Executive Employment Agreement between Aduro Biotech, Inc. and Stephen T. Isaacs, dated February 26, 2010.	S-1	333-202667	10.12	03/11/2015

10.12+	Amendment to Executive Employment Agreement between Aduro Biotech, Inc. and Stephen T. Isaacs, dated July 31, 2014.	S-1	333-202667	10.13	03/11/2015

10.13+	Offer of Employment Letter between Aduro Biotech, Inc. and Gregory W. Schafer, dated April 28, 2013.	S-1	333-202667	10.14	03/11/2015

10.14+	Severance Agreement between Aduro Biotech, Inc. and Gregory W. Schafer, dated July 31, 2014.	S-1	333-202667	10.15	03/11/2015

10.15+	Offer of Employment Letter between Aduro Biotech, Inc. and Thomas Dubensky, dated September 7, 2011.	S-1	333-202667	10.16	03/11/2015

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.16+	Severance Agreement between Aduro Biotech, Inc. and Thomas Dubensky, dated July 31, 2014.	S-1	333-202667	10.17	03/11/2015

10.17†	Research and License Agreement between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated as of May 27, 2014.	S-1	333-202667	10.18	03/11/2015

10.18†	GVAX Prostate License Agreement between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated as of May 27, 2014.	S-1	333-202667	10.19	03/11/2015

10.19†	Research and License Agreement between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated as of October 13, 2014.	S-1	333-202667	10.20	03/11/2015

10.20†	Exclusive License Agreement between Aduro Biotech, Inc. and The Johns Hopkins University, dated March 24, 2011.	S-1	333-202667	10.21	03/11/2015

10.21†	Exclusive License Agreement between Aduro Biotech, Inc. and the Regents of the University of California, dated March 15, 2012.	S-1	333-202667	10.22	03/11/2015

10.22†	Asset Purchase Agreement between Aduro GVAX Inc. and BioSante Pharmaceuticals, Inc., dated January 31, 2013.	S-1	333-202667	10.23	03/11/2015

10.23†	Patent and Technology License and Materials Transfer Agreement between Aduro Biotech, Inc. and The Johns Hopkins University, dated January 31, 2013.	S-1	333-202667	10.24	03/11/2015

10.24†	Restated and Amended License Agreement between The Johns Hopkins University and BioSante Pharmaceuticals, Inc., dated March 3, 2011.	S-1	333-202667	10.25	03/11/2015

10.25†	License Agreement between Karagen Pharmaceuticals, Inc. and Aduro Biotech, Inc., dated June 20, 2012.	S-1	333-202667	10.26	03/11/2015

10.26†	Exclusive License between Aduro Biotech, Inc. and the Regents of the University of California, dated September 25, 2014.	S-1	333-202667	10.27	03/11/2015

10.27†	Exclusive License Agreement among Aduro Biotech, Inc., Memorial Sloan Kettering Cancer Center, The Rockefeller University, Rutgers, the State University of New Jersey and University of Bonn, dated December 18, 2014.	S-1	333-202667	10.28	03/11/2015

10.28†	Manufacturing Services Agreement between Lonza Walkersville, Inc. and Aduro Biotech, Inc., dated August 6, 2013.	S-1	333-202667	10.29	03/11/2015

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.29†	Process Development and Manufacturing Services Agreement between IDT Biologika GmbH and Aduro Biotech, Inc., dated December 12, 2013.	S-1	333-202667	10.30	03/11/2015

10.30	Fourth Addendum to Office Lease, dated February 20, 2015, by and between the Company and Bancroft Way, LLC.	S-1	333-202667	10.31	03/11/2015

10.31†	Amendment No. 1 to Exclusive License between Aduro Biotech, Inc. and the Regents of the University of California, dated March 6, 2015.	S-1	333-202667	10.32	03/11/2015

10.32+	Aduro Biotech, Inc. Severance Plan and Summary Plan Description.	S-1	333-202667	10.33	03/11/2015

10.33+	Aduro Biotech, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-202667	10.33	04/06/2015

10.34†	Collaboration and License Agreement between Aduro Biotech, Inc. and Novartis Pharmaceuticals Corporation, dated March 12, 2015; and the related letter agreement dated March 19, 2015.	S-1/A	333-202667	10.34	04/06/2015

10.35+	Form of Severance Agreement	S-1/A	333-202667	10.37	04/14/2015

10.36	Letter Agreement between Aduro Biotech, Inc. and Karagen Pharmaceuticals, Inc. dated June 5, 2015.	10-Q	001-37345	10.38	08/11/2015

10.37†	Office/Laboratory Lease between Seventh Street Properties VII, LLC and Aduro Biotech, Inc., dated September 11, 2015.	10-Q	001-37345	10.1	11/23/2015

10.38+	Offer of Employment between Blaine Templeman and Aduro Biotech, Inc., dated September 18, 2015.	10-Q	001-37345	10.2	11/23/2015

10.39†	Amendment to Research and License Agreements between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated November 11, 2015.	10-K	001-37345	10.41	03/08/2016

10.40	Common Stock Sales Agreement between Aduro Biotech, Inc. and Cowen and Company, LLC, dated May 2, 2016.	10-Q	001-37345	10.1	05/02/2016

10.41	First Amendment to Lease, dated April 26, 2016	10-Q	001-37345	10.2	08/03/2016

10.42	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	8-K	001-37345	10.1	09/14/2016

10.43	Newly Appointed CMO Offer of Employment Letter between Aduro Biotech, Inc. and Natalie Sacks, M.D., dated as of August 4, 2016.	10-Q	001-37345	10.2	11/02/2016

10.44	Amended and Restated Severance Plan, dated as of December 9, 2016.					X

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.45**	Amendment No. 1 to Exclusive License Agreement between Aduro Biotech, Inc. and the Memorial Sloan Kettering Cancer Center, dated May 27, 2016.					X

10.46**	Amendment No. 2 to Exclusive License Agreement between Aduro Biotech, Inc. and the Memorial Sloan Kettering Cancer Center, dated October 10, 2016.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

32.1*

Certification of Principal Executive Officer and Principal Financial Officer, as required by rules 13a-14(a) and 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan, contract or agreement.
†	Confidential treatment has been granted for a portion of this exhibit.
**	Confidential treatment requested
*

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.