Form 10-Q
period 2017-03-31
ADURO BIOTECH, INC.
filed 2017-05-02
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company , or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of April 26, 2017 was 69,913,359.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$107,068	$74,932
Short-term marketable securities	246,893	272,500
Accounts receivable	1,048	1,138
Prepaid expenses and other current assets	5,911	6,194
Total current assets	360,920	354,764
Long-term marketable securities	1,992	14,474
Property and equipment, net	26,443	26,384
Goodwill	7,779	7,658
Intangible assets, net	28,135	27,827
Restricted cash	468	468
Deferred tax assets	6,319	6,319
Other assets	3,438	717
Total assets	$435,494	$438,611
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,564	$2,206
Accrued clinical trial and manufacturing expenses	4,846	4,777
Accrued expenses and other liabilities	6,428	8,597
Deferred revenue	14,983	15,052
Total current liabilities	28,821	30,632
Deferred rent	7,262	6,786
Contingent consideration	4,095	4,032
Deferred revenue	159,259	162,963
Deferred tax liabilities	5,931	5,869
Other long term liabilities	1,109	1,109
Total liabilities	206,477	211,391
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; and zero shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized March 31, 2017 and December 31, 2016; and 69,752,865 and 67,918,246 shares issued and outstanding at March 31, 2017 and December 31, 2016	7	7
Additional paid-in capital	444,165	420,897
Accumulated other comprehensive loss	(1,343)	(1,684)
Accumulated deficit	(213,812)	(192,000)
Total stockholders’ equity	229,017	227,220
Total liabilities and stockholders’ equity	$435,494	$438,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Collaboration and license revenue	$3,772	$3,983
Grant revenue	—	47
Total revenue	3,772	4,030
Operating expenses:
Research and development	20,572	20,927
General and administrative	8,278	8,999
Amortization of intangible assets	132	137
Total operating expenses	28,982	30,063
Loss from operations	(25,210)	(26,033)
Interest income, net	650	454
Other loss, net	(4)	(22)
Loss before income tax	(24,564)	(25,601)
Income tax (benefit) provision	(2,752)	3,226
Net loss	$(21,812)	$(28,827)
Net loss per common share, basic and diluted	$(0.32)	$(0.45)
Shares used in computing net loss per common share, basic and diluted	68,242,360	63,802,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(21,812)	$(28,827)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable securities	(23)	151
Foreign currency translation adjustments	364	1,130
Comprehensive loss	$(21,471)	$(27,546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(21,812)	$(28,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	826	357
Amortization of intangible assets	132	137
Accretion of discounts and amortization of premiums on marketable securities	343	550
Stock-based compensation	3,988	3,743
Excess tax benefit from stock-based compensation	—	(2,161)
Gain from remeasurement of fair value of contingent consideration	—	(317)
Changes in operating assets and liabilities:
Accounts receivable	1,374	2,979
Prepaid expenses and other assets	(2,438)	(6,021)
Accounts payable	358	140
Deferred revenue	(3,773)	(3,761)
Accrued clinical trial and manufacturing expenses	11	5,092
Accrued expenses and other liabilities	(1,851)	4,726
Net cash used in operating activities	(22,842)	(23,363)
Cash Flows from Investing Activities
Purchase of marketable securities	(77,375)	(138,564)
Proceeds from maturities of marketable securities	115,098	130,509
Purchase of property and equipment	(741)	(1,365)
Net cash provided by (used in) investing activities	36,982	(9,420)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	17,801	—
Excess tax benefit from stock-based compensation	—	2,161
Proceeds from exercise of stock options and warrants	195	299
Net cash provided by financing activities	17,996	2,460
Net increase (decrease) in cash and cash equivalents	32,136	(30,323)
Cash and cash equivalents at beginning of period	74,932	150,456
Cash and cash equivalents at end of period	$107,068	$120,133
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$150	$1,159

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

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company plans to adopt the new standard effective January 1, 2018 and has not made the decision as to which adoption method it will utilize. The Company’s final determination will depend on the significance of the impact of the new standard on the Company’s financial results. The Company has completed the initial evaluation of the adoption of the new standard. This included the determination of whether the counterparty in its existing collaboration agreements met the definition of a customer and whether such agreements would be within the scope of the new standard. As a result, certain of the Company’s collaboration agreements are in scope and the Company is currently determining the impact that these agreements may have on its financial results.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeitures. Formerly, these excess tax benefits were recognized in additional paid-in capital and tax deficiencies (to the extent there were previous tax benefits) were recognized as an offset to accumulated excess tax benefits. If no previous tax benefit existed, the deficiencies were recognized in the income statement as an increase to income tax expense. The changes require all excess tax benefits and tax deficiencies related to share-based payments be recognized as income tax expense or benefit in the income statement. Gross excess tax benefits in the cash flow statement have also changed from the prior presentation as a financing activity to being classified as an operating activity. The excess tax benefits are no longer included in the assumed proceeds of the diluted EPS calculation, which results in stock-based awards being more dilutive. Lastly, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. This standard is effective prospectively for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company has adopted this ASU on January 1, 2017 which resulted in the recognition of excess tax benefits within the Condensed Consolidated Statements of Earnings rather than paid-in capital of $0.5 million for the three months ended March 31, 2017.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$45,128	$—	$—	$45,128
U.S. government and agency securities	—	138,926	—	138,926
Corporate debt securities	—	74,657	—	74,657
Commercial paper	—	81,974	—	81,974
Total	$45,128	$295,557	$—	$340,685
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$4,095	$4,095
Total	$—	$—	$4,095	$4,095

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$54,318	$—	$—	$54,318
U.S. government and agency securities	—	166,800	—	166,800
Corporate debt securities	—	77,880	—	77,880
Commercial paper	—	49,643	—	49,643
Total	$54,318	$294,323	$—	$348,641
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$4,032	$4,032
Total	$—	$—	$4,032	$4,032

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016. There were no transfers between the fair value measurement category levels during any of the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2016	$4,032
Net change in fair value upon remeasurement	—
Foreign currency impact on contingent consideration	63
Balance at March 31, 2017	$4,095

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,268	$—	$—	$15,268
Money market funds	45,128	—	—	45,128
U.S. government and agency securities	2,399	—	—	2,399
Commercial paper	44,273	—	—	44,273
Total cash and cash equivalents	$107,068	$—	$—	$107,068
Marketable securities:
U.S. government and agency securities	$136,626	$—	$(99)	$136,527
Corporate debt securities	74,722	1	(66)	74,657
Commercial paper	37,701	—	—	37,701
Total marketable securities	$249,049	$1	$(165)	$248,885

	December 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$13,265	$—	$—	$13,265
Money market funds	54,318	—	—	54,318
Commercial paper	7,349	—	—	7,349
Total cash and cash equivalents	$74,932	$—	$—	$74,932
Marketable securities:
U.S. government and agency securities	$166,854	$7	$(61)	$166,800
Corporate debt securities	77,967	—	(87)	77,880
Commercial paper	42,294	—		42,294
Total marketable securities	$287,115	$7	$(148)	$286,974

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of March 31, 2017 (in thousands):

	Amortized cost	Estimated Fair Value
Mature in one year or less	$247,057	$246,893
Mature after one year through two years	1,992	1,992
Total available-for-sale marketable securities	$249,049	$248,885

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Lab equipment	$6,116	$5,379
Computer and office equipment	1,798	1,755
Furniture and fixtures	1,694	1,479
Leasehold improvements	17,942	17,473
Construction in progress	3,357	3,930
Total property and equipment	30,907	30,016
Less: accumulated depreciation and amortization	(4,464)	(3,632)
Property and equipment, net	$26,443	$26,384

Depreciation and amortization expense was $826,000 and $357,000 for the three months ended March 31, 2017 and 2016, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Compensation and related benefits	$2,445	$4,228
Professional and consulting services	1,418	1,168
Income tax payable	806	806
Accrued construction in progress	150	447
Other	1,609	1,948
Total accrued expenses and other liabilities	$6,428	$8,597

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2016	$7,658
Foreign currency translation adjustment	121
Balance at March 31, 2017	$7,779

Intangible assets

The gross carrying amounts and net book value of our intangible assets were as follows (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,564	$748	$9,816
Total intangible assets with finite lives	10,564	748	9,816
Acquired IPR&D assets	18,319	—	18,319
Total intangible assets	$28,883	$748	$28,135

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,400	$607	$9,793
Total intangible assets with finite lives	10,400	607	9,793
Acquired IPR&D assets	18,034	—	18,034
Total intangible assets	$28,434	$607	$27,827

Intangible assets are carried at cost less accumulated amortization. The license agreement is being amortized over a period of 20 years and the amortization expense is recorded in operating expenses. The increase in the gross carrying amount of intangible assets as of March 31, 2017 compared to December 31, 2016 reflected a positive impact of foreign currency exchange which was primarily due to the strengthening of the Euro against the U.S. dollar.

Amortization expense was $132,000 and $137,000 for the three months ended March 31, 2017 and 2016, respectively. Based on finite-lived intangible assets recorded as of March 31, 2017, the estimated future amortization expense is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2017 (remaining nine months)	$396
2018	528
2019	528
2020	528
2021	528

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

For each of the three months ended March 31, 2017 and 2016, the Company recognized $3.7 million in revenue from its collaboration with Novartis related to amortization of the upfront fee. The remaining balance of the upfront fees of $174.1 million is included in deferred revenue at March 31, 2017.

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

Since the inception of the Janssen ADU-214 Agreement through March 31, 2017, the Company received an upfront license fee of $30.0 million and substantive and non-substantive milestone payments of $21.0 million upon completion of various development activities. Under the terms of the Janssen ADU-214 Agreement, the Company is eligible to receive future contingent payments up to a total of $766.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale.

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

Since the inception of the Janssen ADU-741 Agreement through March 31, 2017, the Company received an upfront payment of $12.0 million and substantive and non-substantive milestone payments of $10.0 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, the Company is eligible to receive future contingent payments up to a total of $343.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

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

The Company determined that all of the future contingent payments meet the definition of a milestone. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. No amounts had been recognized as revenue for any of these milestones for the three months ended March 31, 2017.

Genmab Agreement

In February 2015, Aduro Biotech Europe entered into a co-development and commercialization agreement with Genmab to evaluate five DuoBody product candidates targeting immune checkpoints. Genmab and Aduro Biotech Europe will contribute panels of antibodies for the creation of bispecific antibody products using Genmab’s DuoBody platform. If the companies jointly select a product candidate for clinical development, development costs will be shared equally, with each party retaining a 50% share of the product rights. If one of the companies decides not to move a therapeutic candidate forward, the other company is entitled to continue developing the product at predefined licensing terms. The agreement also includes terms which allow the parties to opt out of joint development at key points in each product’s clinical development.

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

The Company continues to lease its former office and research and development facility in Berkeley, California, under a non-cancelable operating lease, or the Bancroft Lease. In February 2015, the Company amended the Bancroft Lease agreement to increase the total square footage to approximately 25,000 square feet and extended the term of the Bancroft Lease to expire on December 31, 2018. The Bancroft Lease also contains an option to extend the lease for an additional two years. The Company has transitioned the entirety of its Berkeley operations to its Heinz facility in 2016. In March 2017, the Company subleased a portion of the Bancroft Lease and intends to either sublease or find a replacement tenant for the rest of the space.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Heinz Lease in the amount of $0.5 million. The letter of credit is collateralized by a certificate of deposit for $0.5 million which has been included in restricted cash in the consolidated balance sheet as of March 31, 2017 and December 31, 2016.

The Company also has office and laboratory space in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease is through December 2017, with a one-year renewal option.

Rent expense was $1.3 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the Company’s office leases at March 31, 2017 are as follows (in thousands):

Period Ending March 31,	Amounts
2017 (remaining nine months)	$2,845
2018	4,872
2019	4,647
2020	4,786
2021	4,930
Thereafter	43,527
Total	$65,607

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

Other Commitments

The Company has various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, generally the Company would only be obligated for the products or services that the Company had received at the time the termination became effective as well as non-cancelable and non-refundable payment obligations incurred by the vendor for products or services before the termination became effective and, in some cases a termination fee. In the case of terminating a clinical trial agreement at a particular site, the Company would also be obligated to provide continued support for appropriate medical procedures at that site until completion or termination.

8. Stockholders’ Equity

At-the-Market Sales Agreement

In May 2016, the Company entered into an “at-the-market” sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million from time to time through Cowen, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the Sales Agreement, the Company has agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the three months ended March 31, 2017, the Company received net proceeds of $17.8 million, after deducting commissions and expenses payable by the Company, from the sale of 1,741,142 shares of common stock pursuant to the Sales Agreement. Since the inception of the Sales Agreement, the Company has sold a total of 4,267,371 shares and received net total proceeds of $55.9 million. An aggregate of $44.1 million is still available to be offered, subject to the continued effectiveness of the Company current shelf registration statement or an effective replacement shelf registration statement.

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2017 the shares issuable under the 2015 Plan increased by 2,716,729. The Company had 7,508,672 shares available for future grant under the 2015 Plan as of March 31, 2017.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At March 31, 2017, 7,079,315 options under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2017:

	Options Outstanding
	Shares Available for Grant		Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2016	5,011,459		10,690,156	$6.65	$74,984
Authorized	2,716,729		—
RSUs granted, net	(102,200)		—
Granted	(125,930)		125,930	11.40
Exercised			(213,492)	0.91
Canceled	8,614	(1)	(18,818)	23.53
Balance—March 31, 2017	7,508,672		10,583,776	$6.80	$68,020
Options exercisable—March 31, 2017			6,014,516	$4.35	$48,827
Options vested and expected to vest—March 31, 2017			10,370,498	$6.70	$67,394

(1)

This excludes 10,204 canceled options for the three months ended March 31, 2017 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2017 was $2.2 million.

As of March 31, 2017, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $30.3 million, which the Company expects to recognize over an estimated weighted-average period of 2.3 years.

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

The following table summarizes restricted stock unit activity for the three months ended March 31, 2017:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2016	657,200	$14.29
Granted	103,400	11.15
Canceled/forfeited	(1,200)	14.29
Balance—March 31, 2017	759,400	$13.86

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of March 31, 2017, there was $8.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs to be recognized over a weighted-average period of 3.5 years.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$2,251	$1,998
General and administrative	1,737	1,745
Total stock-based compensation expense	$3,988	$3,743

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model. The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2015 Plan		2015 ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Expected term (in years)	6.02 - 6.03	6.04 - 6.05	0.5	0.5
Volatility	73.2 - 73.9%	73.0 - 74.0%	74.4%	74.0%
Risk-free interest rate	2.03 - 2.25%	1.25 - 1.72%	0.62%	0.34%
Dividend yield	—%	—%	—%	—%

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2017 the shares issuable under the 2015 ESPP increased by 679,182. The Company had 1,896,551 shares available for future issuance under the 2015 ESPP as of March 31, 2017.

10. Income Taxes

Income tax (benefit)/expense for the three months ended March 31, 2017 and 2016 was approximately $(2.8) million and $3.2 million, respectively. The income tax benefit recorded for the first quarter of 2017 primarily related to the current benefit of federal income taxes paid in 2016. The income tax expense recorded in the three months ended March 31, 2016 primarily related to federal current and deferred income taxes.

The Company accounts for uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes. As of March 31, 2017 and December 31, 2016, the total amount of unrecognized tax benefits was $2.7 million and $2.5 million, respectively. As of March 31, 2017 and December 31, 2016, $1.1 million and $1.1 million of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the majority of benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2017 and 2016, the Company accrued no interest and penalties in the statement of financial position. There were no interest and penalties included in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016. The Company does not expect the amount of existing unrecognized tax benefits to change significantly within the next 12 months.

The Company files income tax returns in the United States and the Netherlands. The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2010 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

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

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	10,583,776	9,840,242
Restricted stock units	759,400	—
Common stock warrants	95,221	134,727
Total	11,438,397	9,974,969

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result we have incurred significant losses. We have funded our operations primarily through the sale of common stock and convertible preferred stock, the issuance of convertible promissory notes, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $21.8 million and $28.8 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, our cash, cash equivalents and marketable securities totaled $356.0 million and our accumulated deficit was $213.8 million.

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

The following table summarizes our research and development costs by platform:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
External Costs
LADD	$3,139	$11,675	$(8,536)
STING	1,772	884	888
B-select	5,776	1,002	4,774
Other research	1,755	2,236	(481)
Total external costs	12,442	15,797	(3,355)
Internal Costs	8,130	5,130	3,000
Total research and development	$20,572	$20,927	$(355)

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$3,772	$3,983	$(211)
Grant revenue	—	47	(47)
Total revenue	3,772	4,030	(258)
Operating expenses:
Research and development	20,572	20,927	(355)
General and administrative	8,278	8,999	(721)
Amortization of intangibles	132	137	(5)
Total operating expenses	28,982	30,063	(1,081)
Loss from operations	(25,210)	(26,033)	823
Interest income	650	454	196
Other loss, net	(4)	(22)	18
Loss before income tax	(24,564)	(25,601)	1,037
Income tax (benefit) provision	(2,752)	3,226	(5,978)
Net loss	$(21,812)	$(28,827)	$7,015

Revenue

Collaboration and license revenue was $3.7 million for the three months ended March 31, 2017, a decrease of $0.2 million compared to the three months ended March 31, 2016. The revenue recognized in both quarters primarily relates to deferred upfront payments under the Novartis collaboration agreement. In addition, revenue in the first quarter of 2016 included reimbursed research services of $0.2 million.

There was no grant revenue for the three months ended March 31, 2017, the decrease of $47,000 compared to the three months ended March 31, 2016 was primarily due to grants expiring in 2016.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Compensation and related personnel costs	$5,553	$3,563	$1,990
Contract manufacturing	4,210	7,863	(3,653)
Other research and development costs	2,543	1,359	1,184
Stock-based compensation expense	2,251	1,998	253
Facility costs	2,020	296	1,724
Clinical development	1,746	4,071	(2,325)
Contract research	1,222	736	486
Outside professional services	798	1,041	(243)
Licensing fees	229	—	229
Total research and development	$20,572	$20,927	$(355)

Research and development expenses were $20.6 million for the three months ended March 31, 2017, a decrease of $0.4 million compared to the three months ended March 31, 2016. Contract manufacturing and clinical development expenses decreased by $6.0 million primarily related to GVAX Pancreas manufacturing expense and clinical trials expense in pancreatic cancer during the first quarter of 2016. This was partially offset by increased costs to manufacture our B-select antibodies and increased research and development expenses for the STING platform during the first quarter of 2017. Personnel-related costs including stock-based compensation increased by $2.2 million due to increased headcount, and facility related costs increased by $1.7 million relating to our relocation to a new office and laboratory facility in the third quarter of 2016.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Compensation and related personnel costs	$2,933	$3,037	$(104)
Outside professional services	1,847	2,770	(923)
Stock-based compensation expense	1,737	1,745	(8)
Facility costs	977	636	341
Other general and administrative	784	811	(27)
Total general and administrative	$8,278	$8,999	$(721)

General and administrative expenses were $8.3 million for the three months ended March 31, 2017, a decrease of $0.7 million compared to the three months ended March 31, 2016. The decrease was primarily due to a decrease in outside professional services expenses of $0.9 million partially offset by an increase in facility costs of $0.3 million following our relocation to a new office and laboratory facility in the third quarter of 2016.

Interest Income

Interest income was $0.7 million for the three months ended March 31, 2017, an increase of $0.2 million compared to the three months ended March 31, 2016. Interest income is earned from our funds invested in cash equivalents and marketable securities.

Provision for Income Taxes

Income tax benefit recorded for the three months ended March 31, 2017 was approximately $2.8 million, primarily due to the current benefit of federal income taxes paid in 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents and marketable securities of $356.0 million. We believe that our available cash and cash equivalents and marketable securities and anticipated funding from our collaboration agreements will be sufficient to fund our planned operations through 2019. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(22,842)	$(23,363)
Investing activities	36,982	(9,420)
Financing activities	17,996	2,460
Net change in cash and cash equivalents	$32,136	$(30,323)

Operating Activities

Net cash used in operating activities was $22.8 million for the three months ended March 31, 2017, compared to net cash used in operating activities of $23.4 million for the three months ended March 31, 2016. The decrease in net cash used in operating activities was primarily related to lower operating expenses for the first quarter of 2017.

Investing Activities

Net cash provided by investing activities was $37.0 million for the three months ended March 31, 2017, compared to net cash used by investing activities of $9.4 million for the three months ended March 31, 2016. The increase was primarily due to the timing of the net proceeds from the maturities and purchases of marketable securities in 2017.

Financing Activities

Net cash provided by financing activities was $18.0 million for the three months ended March 31, 2017, compared to net cash provided by financing activities of $2.5 million for the three months ended March 31, 2016. The increase was primarily related to $17.8 million in net cash proceeds from the sale of our common stock through the Sales Agreement with Cowen during the first quarter of 2017.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies during the three months ended March 31, 2017 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2017:

	Three Months Ended March 31,
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$2,845	$9,519	$9,716	$43,527	$65,607
Total contractual obligations	$2,845	$9,519	$9,716	$43,527	$65,607

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2017 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

We have incurred net losses in every year since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future.

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. For the three months ended March 31, 2017 and 2016, we reported a net loss of $21.8 million and $28.8 million, respectively. As of March 31, 2017, we had an accumulated deficit of $213.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At March 31, 2017, our cash and cash equivalents and marketable securities were $356.0 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Many major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions continue to invest time and resources in developing novel approaches to immuno-oncology. Promising results have spurred significant competition from major pharmaceutical and biotechnology companies alike. Our competitors in the field of diversified immuno-oncology include: AstraZeneca PLC, Amgen Inc, Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly and Company, GlaxoSmithKline plc, Incyte Corporation, Janssen Pharmaceuticals, Merck & Co. Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd, and Sanofi SA. Our competitors in listeria-based technology include Advaxis, Inc.; in STING-pathway technology include Merck & Co., Inc.; and in B-select technology (anti-APRIL) include Visterra, Inc. Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing, market access and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer, our Chief Medical Officer and our Chief Operating Officer, as well as our executives at Aduro Biotech Europe. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. The Northern California region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

At March 31, 2017, we had 173 full-time employees, including 133 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-

recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

We are aware of certain U.S. and foreign patents owned by a certain third party with claims that are broadly directed to a Listeria vaccine strain that contains certain proteins, some of these patents expire as late as 2021. These patents could be construed to cover CRS-207. In addition, we are aware of certain U.S. and foreign patents owned by a certain third party with claims that are broadly directed at methods of using Listeria-based vaccines to treat certain cancers, which patents expire in 2017. The patents expiring in 2017 may be construed to cover our LADD product candidate, CRS-207, as well as the product candidates licensed to Janssen, ADU-214 and ADU-741. Notwithstanding, we do not currently expect a product launch of an Aduro product prior to expiration of the above patents and, therefore, the patents would not appear relevant to our commercialization plans unless our approval was accelerated or the patents somehow were extended.

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

As of March 31, 2017, we had $356.0 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since March 31, 2017, we cannot assure you that future deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Additionally, the number of shares of our common stock reserved for issuance under our 2015 Plan will automatically increase on January 1 of each year, through and including January 1, 2025, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Aduro Biotech, Inc.
Date: May 2, 2017	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: May 2, 2017	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

10.1	Aduro Biotech, Inc. Non-Employee Director Compensation Policy					X

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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