Form 10-Q
period 2017-06-30
ADURO BIOTECH, INC.
filed 2017-08-02
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of July 26, 2017 was 74,612,449.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$183,815	$74,932
Short-term marketable securities	193,428	272,500
Accounts receivable	3,434	1,138
Prepaid expenses and other current assets	4,278	6,194
Total current assets	384,955	354,764
Long-term marketable securities	—	14,474
Property and equipment, net	26,360	26,384
Goodwill	8,318	7,658
Intangible assets, net	29,946	27,827
Restricted cash	468	468
Deferred tax assets	5,047	6,319
Other assets	8,465	717
Total assets	$463,559	$438,611
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,813	$2,206
Accrued clinical trial and manufacturing expenses	4,048	4,777
Accrued expenses and other liabilities	7,073	8,597
Deferred revenue	14,945	15,052
Total current liabilities	28,879	30,632
Deferred rent	7,778	6,786
Contingent consideration	6,044	4,032
Deferred revenue	155,556	162,963
Deferred tax liabilities	6,307	5,869
Other long term liabilities	1,255	1,109
Total liabilities	205,819	211,391
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; and zero shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized June 30, 2017 and December 31, 2016; and 73,676,295 and 67,918,246 shares issued and outstanding at June 30, 2017 and December 31, 2016	7	7
Additional paid-in capital	490,336	420,897
Accumulated other comprehensive benefit (loss)	608	(1,684)
Accumulated deficit	(233,211)	(192,000)
Total stockholders’ equity	257,740	227,220
Total liabilities and stockholders’ equity	$463,559	$438,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Collaboration and license revenue	$5,876	$38,938	$9,648	$42,921
Grant revenue	41	41	41	88
Total revenue	5,917	38,979	9,689	43,009
Operating expenses:
Research and development	21,440	26,882	42,011	47,809
General and administrative	8,245	8,700	16,523	17,699
Amortization of intangible assets	136	140	268	277
Total operating expenses	29,821	35,722	58,802	65,785
(Loss) income from operations	(23,904)	3,257	(49,113)	(22,776)
Interest income, net	780	520	1,430	974
Other loss, net	(64)	(9)	(68)	(31)
(Loss) income before income tax	(23,188)	3,768	(47,751)	(21,833)
Income tax (benefit) provision	(3,788)	1,472	(6,540)	4,698
Net (loss) income	$(19,400)	$2,296	$(41,211)	$(26,531)
Net (loss) income per common share, basic	$(0.27)	$0.04	$(0.59)	$(0.41)
Net (loss) income per common share, diluted	$(0.27)	$0.03	$(0.59)	$(0.41)
Shares used in computing net loss per common share, basic	71,101,336	64,434,903	69,679,746	64,138,737
Shares used in computing net loss per common share, diluted	71,101,336	71,473,807	69,679,746	64,138,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(19,400)	$2,296	$(41,211)	$(26,531)
Other comprehensive (loss) income, net of tax:
Unrealized gain on marketable securities	25	69	2	220
Foreign currency translation adjustments	1,925	(619)	2,290	511
Comprehensive (loss) income	$(17,450)	$1,746	$(38,919)	$(25,800)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(41,211)	$(26,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,659	739
Amortization of intangible assets	268	277
Accretion of discounts and amortization of premiums on marketable securities	497	1,045
Stock-based compensation	7,985	7,068
Excess tax benefit from stock-based compensation	—	(2,185)
Gain from remeasurement of fair value of contingent consideration	1,636	(317)
Loss on disposal of property and equipment	5	—
Deferred income tax	1,272	—
Changes in operating assets and liabilities:		—
Accounts receivable	(2,238)	3,462
Prepaid expenses and other assets	(5,832)	(9,074)
Restricted cash	—	(468)
Accounts payable	607	(2,814)
Deferred revenue	(7,514)	(7,542)
Accrued clinical trial and manufacturing expenses	(576)	8,356
Accrued expenses and other liabilities	(670)	2,094
Net cash used in operating activities	(44,112)	(25,890)
Cash Flows from Investing Activities
Purchase of marketable securities	(140,626)	(244,250)
Proceeds from maturities of marketable securities	233,678	233,108
Purchase of property and equipment	(1,453)	(10,536)
Net cash provided by (used in) investing activities	91,599	(21,678)
Cash Flows from Financing Activities
Proceeds from employee stock purchase plan	494	514
Excess tax benefit from stock-based compensation	—	2,185
Proceeds from exercise of stock options and warrants	435	351
Proceeds from issuance of common stock, net of offering costs	60,467	—
Net cash provided by financing activities	61,396	3,050
Net increase (decrease) in cash and cash equivalents	108,883	(44,518)
Cash and cash equivalents at beginning of period	74,932	150,456
Cash and cash equivalents at end of period	$183,815	$105,938
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$850	$8,600
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$219	$4,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Aduro Biotech, Inc., and its wholly-owned subsidiaries, or the Company, is an immunotherapy company focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases, including cancer. The Company is located in Berkeley, California and its wholly-owned subsidiary, Aduro Biotech Holdings, Europe B.V., or Aduro Biotech Europe, is based in the Netherlands. The Company operates in one business segment.

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

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC.

The consolidated financial statements include the accounts of Aduro Biotech, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company has evaluated the impact of this guidance and has concluded that adoption of the standard will not have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company has evaluated the impact of this guidance and has concluded that the adoption of the standard will not have a material impact on its Consolidated Statement of Cash Flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash, cash equivalents, and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company plans to adopt this standard on January 1, 2018 utilizing the required retrospective transition method. The adoption of ASU 2016-18 on January 1, 2018 will change the presentation and classification of restricted cash in our Consolidated Statement of Cash Flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces the complexity of applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard is effective for annual periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeitures. Formerly, these excess tax benefits were recognized in additional paid-in capital and tax deficiencies (to the extent there were previous tax benefits) were recognized as an offset to accumulated excess tax benefits. If no previous tax benefit existed, the deficiencies were recognized in the income statement as an increase to income tax expense. The changes require all excess tax benefits and tax deficiencies related to share-based payments be recognized as income tax expense or benefit in the income statement. Gross excess tax benefits in the cash flow statement have also changed from the prior presentation as a financing activity to being classified as an operating activity. The excess tax benefits are no longer included in the assumed proceeds of the diluted EPS calculation, which results in stock-based awards being more dilutive. Lastly, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. This standard is effective prospectively for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company adopted this ASU on January 1, 2017 which resulted in the recognition of excess tax benefits within the Condensed Consolidated Statements of Operations rather than paid-in capital of $1.8 million for the six months ended June 30, 2017.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$52,650	$—	$—	$52,650
U.S. government and agency securities	—	116,114	—	116,114
Corporate debt securities	—	71,222	—	71,222
Commercial paper	—	124,235	—	124,235
Total	$52,650	$311,571	$—	$364,221
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$6,044	$6,044
Total	$—	$—	$6,044	$6,044

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$54,318	$—	$—	$54,318
U.S. government and agency securities	—	166,800	—	166,800
Corporate debt securities	—	77,880	—	77,880
Commercial paper	—	49,643	—	49,643
Total	$54,318	$294,323	$—	$348,641
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$4,032	$4,032
Total	$—	$—	$4,032	$4,032

The acquisition-date fair value of the contingent consideration liability represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value of the contingent consideration is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones. Changes in the fair value of the liability for contingent consideration, except for the impact of foreign currency, will be recognized as research and development expense in the condensed consolidated statements of operations until settlement.

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016. There were no transfers between the fair value measurement category levels during any of the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2016	$4,032
Net change in fair value upon remeasurement	1,636
Foreign currency impact on contingent consideration	376
Balance at June 30, 2017	$6,044

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$13,022	$—	$—	$13,022
Money market funds	52,650	—	—	52,650
U.S. government and agency securities	40,735	1	(1)	40,735
Commercial paper	77,408	—	—	77,408
Total cash and cash equivalents	$183,815	$1	$(1)	$183,815
Marketable securities:
U.S. government and agency securities	$75,457	$—	$(78)	$75,379
Corporate debt securities	71,284	—	(62)	71,222
Commercial paper	46,827	—	—	46,827
Total marketable securities	$193,568	$—	$(140)	$193,428

	December 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$13,265	$—	$—	$13,265
Money market funds	54,318	—	—	54,318
Commercial paper	7,349	—	—	7,349
Total cash and cash equivalents	$74,932	$—	$—	$74,932
Marketable securities:
U.S. government and agency securities	$166,854	$7	$(61)	$166,800
Corporate debt securities	77,967	—	(87)	77,880
Commercial paper	42,294	—		42,294
Total marketable securities	$287,115	$7	$(148)	$286,974

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of June 30, 2017 (in thousands):

	Amortized cost	Estimated Fair Value
Mature in one year or less	$193,568	$193,428
Total available-for-sale marketable securities	$193,568	$193,428

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Lab equipment	$6,571	$5,379
Computer and office equipment	1,816	1,755
Furniture and fixtures	1,731	1,479
Leasehold improvements	17,968	17,473
Construction in progress	3,588	3,930
Total property and equipment	31,674	30,016
Less: accumulated depreciation and amortization	(5,314)	(3,632)
Property and equipment, net	$26,360	$26,384

Depreciation and amortization expense was $833,000 and $382,000 for the three months ended June 30, 2017 and 2016, respectively, and $1.7 million and $739,000 for the six months ended June 30, 2017 and 2016, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Compensation and related benefits	$3,101	$4,228
Professional and consulting services	1,586	1,168
Deferred rent, current portion	421	331
Accrued research expense	775	489
Income tax payable	—	806
Other	1,190	1,575
Total accrued expenses and other liabilities	$7,073	$8,597

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2016	$7,658
Foreign currency translation adjustment	660
Balance at June 30, 2017	$8,318

Intangible assets

The gross carrying amounts and net book value of our intangible assets were as follows (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,297	$941	$10,356
Total intangible assets with finite lives	11,297	941	10,356
Acquired IPR&D assets	19,590	—	19,590
Total intangible assets	$30,887	$941	$29,946

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,400	$607	$9,793
Total intangible assets with finite lives	10,400	607	9,793
Acquired IPR&D assets	18,034	—	18,034
Total intangible assets	$28,434	$607	$27,827

Intangible assets are carried at cost less accumulated amortization. The license agreement is being amortized over a period of 20 years and the amortization expense is recorded in operating expenses. The increase in the gross carrying amount of intangible assets as of June 30, 2017 compared to December 31, 2016 reflected a positive impact of foreign currency exchange which was primarily due to the strengthening of the Euro against the U.S. dollar.

Amortization expense was $136,000 and $140,000 for the three months ended June 30, 2017 and 2016, respectively and $268,000 and $277,000 for the six months ended June 30, 2017 and 2016, respectively. Based on finite-lived intangible assets recorded as of June 30, 2017, the estimated future amortization expense is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2017 (remaining six months)	$282
2018	565
2019	565
2020	565
2021	565

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

For the three months ended June 30, 2017 and 2016, the Company recognized $3.8 million and $3.7 million, respectively, and for the six months ended June 30, 2017 and 2016, the Company recognized $7.5 million and $7.4 million, respectively, in revenue from its collaboration with Novartis primarily related to amortization of the upfront fee. The remaining balance of the upfront fees of $170.4 million is included in deferred revenue at June 30, 2017.

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

Since the inception of the Janssen ADU-214 Agreement through June 30, 2017, the Company received an upfront license fee of $30.0 million and substantive and non-substantive milestone payments of $21.0 million upon completion of various development activities. Under the terms of the Janssen ADU-214 Agreement, the Company is eligible to receive future contingent payments up to a total of $766.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale.

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

Since the inception of the Janssen ADU-741 Agreement through June 30, 2017, the Company received an upfront payment of $12.0 million and substantive and non-substantive milestone payments of $10.0 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, the Company is eligible to receive future contingent payments up to a total of $343.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

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

Merck License Agreement

In connection with the acquisition of Aduro Biotech Europe in October 2015, the Company became party to an agreement with Merck Sharp & Dohme Corp., or Merck. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates. The Company identified the following performance deliverables under the agreement: 1) the license, 2) the obligation to provide research activities and 3) the obligation to participate on a Joint Research Committee.

The Company is eligible to receive future contingent payments, including up to $310.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, the Company is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product.

The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company determined that none of the deliverables have standalone value; all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting.

The Company determined that all of the future contingent payments meet the definition of a milestone. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. The Company recognized $2.0 million in revenue from the achievement of a milestone during the quarter ended June 30, 2017.

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

The Company continues to lease its former office and research and development facility in Berkeley, California, under a non-cancelable operating lease, or the Bancroft Lease. In February 2015, the Company amended the Bancroft Lease agreement to increase the total square footage to approximately 25,000 square feet and extended the term of the Bancroft Lease to expire on December 31, 2018. The Bancroft Lease also contains an option to extend the lease for an additional two years. The Company has transitioned the entirety of its Berkeley operations to its Heinz facility in 2016. As of June 30, 2017 the entire facility under the Bancroft Lease has been subleased.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Heinz Lease in the amount of $0.5 million. The letter of credit is collateralized by a certificate of deposit for $0.5 million which has been included in restricted cash in the consolidated balance sheet as of June 30, 2017 and December 31, 2016.

The Company also has office and laboratory space in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease is through December 2017, with a one-year renewal option.

Rent expense was $1.6 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and $2.9 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the Company’s office leases at June 30, 2017 are as follows (in thousands):

Year Ending December 31,	Amounts
2017 (remaining six months)	$1,991
2018	4,893
2019	4,669
2020	4,809
2021	4,953
Thereafter	43,672
Total	$64,987

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

Other Commitments

The Company has various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, generally the Company would only be obligated for the products or services that the Company had received at the time the termination became effective as well as non-cancelable and non-refundable obligations, including those incurred by the vendor for products or services before the termination became effective, and in some cases a termination fee. In the case of terminating a clinical trial agreement at a particular site, the Company may also be obligated to provide continued support for appropriate treatment for clinical trial subjects at that site until or after completion or termination.

8. Stockholders’ Equity

At-the-Market Sales Agreement

In May 2016, the Company entered into an “at-the-market” sales agreement, or the 2016 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million from time to time through Cowen, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2016 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2016 Sales Agreement, the Company has agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the six months ended June 30, 2017, the Company received net proceeds of $60.5 million after deducting commissions and expenses payable by the Company, from the sale of 5,823,789 shares of common stock pursuant to the 2016 Sales Agreement. Since the inception of the 2016 Sales Agreement through June 30, 2017, the Company has sold a total of 8,350,018 shares and received net total proceeds of $97.3 million. As of June 30, 2017 there were no amounts remaining for future sales under the Sales Agreement.

9. Equity Incentive Plans

2015 Plan

In March 2015, the Company’s board of directors adopted and in April 2015 the Company’s stockholders approved the 2015 Equity Incentive Plan, or the 2015 Plan, which became effective upon the Initial Public Offering (“IPO”) and provides for the granting of incentive stock options, nonstatutory stock options, and other forms of stock awards to its employees, directors and consultants. The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan.

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2017 the shares issuable under the 2015 Plan increased by 2,716,729. The Company had 6,826,585 shares available for future grant under the 2015 Plan as of June 30, 2017.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At June 30, 2017, 6,649,962 options under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2017:

	Options Outstanding
	Shares Available for Grant		Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2016	5,011,459		10,690,156	$6.65	$74,984
Authorized	2,716,729		—
RSUs granted, net	(92,500)		—
Granted	(913,100)		913,100	10.74
Exercised			(642,845)	0.78
Canceled	103,997	(1)	(114,405)	17.46
Balance—June 30, 2017	6,826,585		10,846,006	$7.23	$68,779
Options exercisable—June 30, 2017			6,129,250	$4.88	$50,920
Options vested and expected to vest—June 30, 2017			10,622,133	$7.14	$68,244

(1)

This excludes 10,408 canceled options for the six months ended June 30, 2017 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2017 was $4.1 million and $6.3 million, respectively.

As of June 30, 2017, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $31.7 million, which the Company expects to recognize over an estimated weighted-average period of 2.3 years.

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

The following table summarizes restricted stock unit activity for the six months ended June 30, 2017:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2016	657,200	$14.29
Granted	103,400	11.15
Canceled/forfeited	(10,900)	14.29
Balance—June 30, 2017	749,700	$13.86

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of June 30, 2017, there was $7.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs to be recognized over a weighted-average period of 3.3 years.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$2,343	$1,971	$4,593	$3,969
General and administrative	1,655	1,354	3,392	3,099
Total stock-based compensation expense	$3,998	$3,325	$7,985	$7,068

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model. The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2015 Plan		2015 ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	5.31 - 6.04	2.00 - 6.05	0.5	0.5
Volatility	73.2 - 74.1%	73.0 - 75.0%	65.4%	73.8%
Risk-free interest rate	1.78 - 2.25%	1.25 - 1.72%	1.02%	0.36%
Dividend yield	—%	—%	—%	—%

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2017 the shares issuable under the 2015 ESPP increased by 679,182. The Company had 1,838,166 shares available for future issuance under the 2015 ESPP as of June 30, 2017. Under the Aduro Biotech, Inc. Employee Stock Purchase Plan (“ESPP”) employees purchased 58,385 shares for $0.5 million during the six months ended June 30, 2017.

10. Income Taxes

Income tax (benefit)/expense for the three months ended June 30, 2017 and 2016 was approximately $(3.8) million and $1.5 million, respectively, and $(6.5) million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively. The income tax benefit recorded for the first half of 2017 primarily related to the current benefit of federal income taxes paid in 2016. The income tax expense recorded in 2016, primarily related to federal current and deferred income taxes.

The Company accounts for uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes. As of June 30, 2017 and December 31, 2016, the total amount of unrecognized tax benefits was $2.8 million and $2.5 million, respectively. As of June 30, 2017 and December 31, 2016, $1.1 million and $1.1 million of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the majority of benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2017 and 2016, the Company accrued no interest and penalties in the statement of financial position. There were no interest and penalties included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016. The Company does not expect the amount of existing unrecognized tax benefits to change significantly within the next 12 months.

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

11. Net Income/Loss per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	(19,400)	$2,296	(41,211)	$(26,531)
Shares used in computing basic net income (loss) per common share	71,101,336	64,434,903	69,679,746	64,138,737
Add effect of dilutive securities:
Stock options	—	6,949,706	—	—
Common stock warrants	—	89,198	—	—
Shares used in computing diluted net income (loss) per common share	71,101,336	71,473,807	69,679,746	64,138,737
Net income (loss) per common share, basic	$(0.27)	$0.04	$(0.59)	$(0.41)
Net income (loss) per common share, diluted	$(0.27)	$0.03	$(0.59)	$(0.41)

Potentially dilutive securities that were not included in the diluted per common share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	10,846,006	2,061,539	10,846,006	10,552,400
Restricted stock units	749,700	—	749,700	—
Common stock warrants	95,221	2,664	95,221	97,621
Total	11,690,927	2,064,203	11,690,927	10,650,021

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

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result we have incurred significant losses. We have funded our operations primarily through the sale of common stock and convertible preferred stock, the issuance of convertible promissory notes, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $19.4 million and net income of $2.3 million for the three months ended June 30, 2017 and 2016, respectively, and a net loss of $41.2 million and $26.5 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, our cash, cash equivalents and marketable securities totaled $377.2 million and our accumulated deficit was $233.2 million.

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

The following table summarizes our research and development costs by platform:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
External Costs
LADD	$3,651	$15,533	$6,790	$27,208
STING	901	1,717	2,674	2,601
B-select	6,431	199	12,206	1,201
Other research	2,028	3,721	3,783	5,958
Total external costs	13,011	21,170	25,453	36,968
Internal Costs	8,429	5,712	16,558	10,841
Total research and development	$21,440	$26,882	$42,011	$47,809

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

Interest Income, Net

Interest income, net consists of interest income from our cash equivalents and marketable securities.

Other (Loss), Net

Other (loss), net, primarily consists of foreign currency transaction gains and losses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$5,876	$38,938	$(33,062)
Grant revenue	41	41	-
Total revenue	5,917	38,979	(33,062)
Operating expenses:
Research and development	21,440	26,882	(5,442)
General and administrative	8,245	8,700	(455)
Amortization of intangibles	136	140	(4)
Total operating expenses	29,821	35,722	(5,901)
(Loss) income from operations	(23,904)	3,257	(27,161)
Interest income, net	780	520	260
Other loss, net	(64)	(9)	(55)
(Loss) income before income tax	(23,188)	3,768	(26,956)
Income tax (benefit) provision	(3,788)	1,472	(5,260)
Net (loss) income	$(19,400)	$2,296	$(21,696)

Revenue

Collaboration and license revenue was $5.9 million for the three months ended June 30, 2017, a decrease of $33.1 million compared to the three months ended June 30, 2016. The decrease was primarily due to the recognition of $35.0 million in connection with the achievement of a milestone under our agreement with Novartis in the second quarter of 2016 partially offset by the recognition of $2.0 million in connection with the achievement of a milestone under our agreement with Merck in the second quarter of 2017.

Grant revenue was $41,000 for each of the three months ended June 30, 2017 and June 30, 2016.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Compensation and related personnel costs	$5,760	$3,860	$1,900
Other research and development costs	4,148	1,264	2,884
Clinical development	2,575	2,969	(394)
Stock-based compensation expense	2,343	1,971	372
Facility costs	2,216	826	1,390
Contract manufacturing	1,896	11,062	(9,166)
Contract research	1,358	3,166	(1,808)
Outside professional services	990	1,566	(576)
Licensing fees	154	198	(44)
Total research and development	$21,440	$26,882	$(5,442)

Research and development expenses were $21.4 million for the three months ended June 30, 2017, a decrease of $5.4 million compared to the three months ended June 30, 2016. Contract manufacturing decreased by $9.2 million primarily related to GVAX Pancreas manufacturing expense and clinical trials expense in pancreatic cancer incurred during the second quarter of 2016 partially offset by increased costs to manufacture our B-select antibodies in 2017. Contract research decreased by $1.8 million primarily related to sponsored research grants made to UC Berkeley in 2016. These expenses were partially offset by an increase of $2.9 million in research and development costs related to materials and supplies for our B-select antibodies. Personnel-related costs, including stock-based compensation, increased by $2.3 million due to increases in headcount, and facility related costs increased by $1.4 million relating to our relocation to a new office and laboratory facility in the third quarter of 2016.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Compensation and related personnel costs	$2,776	$2,934	$(158)
Outside professional services	1,849	2,674	(825)
Stock-based compensation expense	1,655	1,354	301
Facility costs	1,149	968	181
Other general and administrative	816	770	46
Total general and administrative	$8,245	$8,700	$(455)

General and administrative expenses were $8.3 million for the three months ended June 30, 2017, a decrease of $0.5 million compared to the three months ended June 30, 2016. The decrease was primarily due to a decrease in outside professional services expenses of $0.8 million partially offset by an increase in facility costs of $0.2 million following our relocation to a new office and laboratory facility in the third quarter of 2016.

Interest Income, net

Interest income was $0.8 million for the three months ended June 30, 2017, an increase of $0.3 million compared to the three months ended June 30, 2016. Interest income is earned from our funds invested in cash equivalents and marketable securities.

Provision for Income Taxes

Income tax benefit recorded for the three months ended June 30, 2017 was approximately $3.8 million, primarily due to the current benefit of federal income taxes paid in 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$9,648	$42,921	$(33,273)
Grant revenue	41	88	(47)
Total revenue	9,689	43,009	(33,320)
Operating expenses:
Research and development	42,011	47,809	(5,798)
General and administrative	16,523	17,699	(1,176)
Amortization of intangibles	268	277	(9)
Total operating expenses	58,802	65,785	(6,983)
Loss from operations	(49,113)	(22,776)	(26,337)
Interest income, net	1,430	974	456
Other loss, net	(68)	(31)	(37)
Loss before income tax	(47,751)	(21,833)	(25,918)
Provision (benefit) for income taxes	(6,540)	4,698	(11,238)
Net loss	$(41,211)	$(26,531)	$(14,680)

Revenue

Collaboration and license revenue was $9.6 million for the six months ended June 30, 2017, a decrease of $33.3 million compared to the six months ended June 30, 2016. The decrease was primarily due to the recognition of $35.0 million in connection with the achievement of a milestone under our agreement with Novartis in the second quarter of 2016 partially offset by the recognition of $2.0 million in connection with the achievement of a milestone under our agreement with Merck in the second quarter of 2017.

Grant revenue was $41,000 for the six months ended June 30, 2017, a decrease of $47,000 compared to the six months ended June 30, 2016, primarily due to most grants expiring in 2016.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Compensation and related personnel costs	$11,313	$7,423	$3,890
Other research and development costs	6,693	2,248	4,445
Contract manufacturing	6,106	18,925	(12,819)
Stock-based compensation expense	4,593	3,969	624
Clinical development	4,320	6,706	(2,386)
Facility costs	4,236	1,122	3,114
Contract research	2,580	3,902	(1,322)
Outside professional services	1,788	2,941	(1,153)
Licensing fees	382	573	(191)
Total research and development	$42,011	$47,809	$(5,798)

Research and development expenses were $42.0 million for the six months ended June 30, 2017, a decrease of $5.8 million compared to the six months ended June 30, 2016. The decrease was primarily attributed to a $15.2 million decrease in contract manufacturing and clinical development expenses related to GVAX Pancreas manufacturing activities in early 2016. Contract research decreased by $1.3 million primarily due to sponsored research grants made to UC Berkeley in 2016. Professional services decreased by $1.2 million primarily due to lower consulting services incurred in 2017. These expenses were partially offset by an increase of $4.4 million in research and development costs primarily related to materials and supplies for our B-select antibodies, $4.5 million in personnel-related costs including stock based compensation due to increases in headcount, and $3.1 million in facility related costs following our relocation to a new office and laboratory facility in the third quarter of 2016.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Compensation and related personnel costs	$5,708	$5,971	$(263)
Outside professional services	3,696	5,444	(1,748)
Stock-based compensation expense	3,392	3,099	293
Facility costs	2,126	1,604	522
Other general and administrative	1,601	1,581	20
Total general and administrative	$16,523	$17,699	$(1,176)

General and administrative expenses were $16.6 million for the six months ended June 30, 2017, a decrease of $1.2 million compared to the six months ended June 30, 2016. The decrease was primarily due to a $1.7 million decrease in outside professional services partially offset by higher facility costs of $0.5 million following our relocation to a new office and laboratory facility in the third quarter of 2016.

Interest Income, net

Interest income was $1.4 million for the six months ended June 30, 2017, an increase of $0.5 million compared to the six months ended June 30, 2016. The increase in interest income earned in 2017 is primarily due to the favorable interest rate environment.

Provision for Income Taxes

Income tax benefit recorded for the six months ended June 30, 2017 was $6.5 million, primarily related to current and deferred federal income taxes.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents and marketable securities of $377.2 million. We believe that our available cash and cash equivalents and marketable securities and anticipated funding from our collaboration agreements will be sufficient to fund our planned operations into 2020. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(44,112)	$(25,890)
Investing activities	91,599	(21,678)
Financing activities	61,396	3,050
Net change in cash and cash equivalents	$108,883	$(44,518)

Operating Activities

Net cash used in operating activities was $44.1 million for the six months ended June 30, 2017, compared to net cash used in operating activities of $25.9 million for the six months ended June 30, 2016. The increase in net cash used in operating activities was primarily related to the collection of a $35 million milestone from Novartis that offset operating expenses to a greater extent during the six months ended June 30, 2016.

Investing Activities

Net cash provided by investing activities was $91.6 million for the six months ended June 30, 2017, compared to net cash used by investing activities of $21.7 million for the six months ended June 30, 2016. The change was primarily due to the decrease in purchases of marketable securities in 2017 compared to 2016.

Financing Activities

Net cash provided by financing activities was $61.4 million for the six months ended June 30, 2017, compared to net cash provided by financing activities of $3.1 million for the six months ended June 30, 2016. The increase was primarily related to $60.5 million in net cash proceeds from the sale of our common stock through the Sales Agreement with Cowen during the six months ended June 30, 2017.

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

There have been no material changes to our critical accounting policies during the three months ended June 30, 2017 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2017:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$1,991	$9,562	$9,762	$43,673	$64,988
Total contractual obligations	$1,991	$9,562	$9,762	$43,673	$64,988

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary financial risk the Company is exposed to is foreign currency exchange, as certain operations, assets, and liabilities are denominated in foreign currency. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which the Company is exposed is the Euro. We manage these risks through normal operating and financing activities and do not currently hedge our exposure to foreign currency exchange rate fluctuations.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We reported net loss of $19.4 million and net income of $2.3 million for the three months ended June 30, 2017 and 2016, respectively, and a net loss of $41.2 million and $26.5 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $233.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At June 30, 2017, our cash and cash equivalents and marketable securities were $377.2 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although CRS-207 and GVAX Pancreas generated positive results in our Phase 2a metastatic pancreatic cancer study when compared to GVAX Pancreas alone and evaluated in 2nd line or greater; CRS-207 and GVAX Pancreas failed to meet the primary endpoint of an improvement in overall survival for patients with metastatic pancreatic cancer (3rd line and greater) in our Phase 2b ECLIPSE trial when compared to chemotherapy. There is typically an extremely high rate of failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that we will not face similar setbacks. Most product candidates that commence clinical trials are never approved as commercial products.

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

Our product candidates alone or in combination with other existing or novel therapies may cause undesirable side effects or may have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, if approved, or result in significant negative consequences.

Undesirable side effects caused by our product candidates alone or in combination with other existing or novel therapies could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

To date, patients treated with our product candidates have experienced drug-related side effects some of which were Grade 3 adverse events, or AEs, which are considered moderate, and some of which were Grade 4 AEs which are considered severe. Examples of the AEs experienced include among others, fevers, chills, nausea, vomiting, fatigue, headaches, hypotension and listeriosis.

If unacceptable side effects arise in the development of our product candidates, we could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, in October 2016 after receiving notification that a blood culture sample taken from an indwelling port of a metastatic pancreatic cancer patient tested positive for Listeria, the FDA placed clinical trials involving our LADD investigational agents on partial clinical hold to pause new patient enrollment. This hold was lifted in November 2016. We cannot provide assurances that there will not be further adverse events, or that our trials will not be placed on additional clinical holds in the future. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials, including any potential side effects from other existing or novel therapies used in our trials, and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates or combination therapies that include our product candidates could result in patient injury or death. In addition, if side effects are observed in competing product candidates that are perceived to have similarities to ours, such as competing listeria-based vaccines or other more general approaches to immuno-oncology, regulators or patients may infer that our product candidates could cause similar side effects. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

At June 30, 2017, we had 173 full-time employees, including 132 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates alone or in combination with other existing or novel therapies and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not previously submitted a BLA or NDA to the FDA, or similar marketing applications filings to comparable foreign authorities. A BLA or NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency, or safety and effectiveness for each desired indication. The BLA or NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates and the fact that our product candidates are being evaluated in combination with other existing and novel therapies to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of immunotherapies for cancer. We also intend to obtain regulatory approval of future product candidates regardless of cancer type or origin, which the FDA may have difficulty accepting if our clinical trials only involved cancers of certain origins. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, and since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, Senate Republicans released and then updated an Affordable Care Act replacement bill known as the Better Care Reconciliation Act of 2017. Senate Republicans also introduced legislation to repeal the Affordable Care Act without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. The U.S. Congress will likely consider other legislation to replace elements of the Affordable Care Act, which may have the effect of limiting the amounts that governments will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

As part of the license agreements with Janssen related to ADU-214 and ADU-741 and Merck related to CD27, we have granted Janssen and Merck, respectively, the right and responsibility to determine the strategy to apply for the extension of the term of certain licensed patents. These partners may decide not to apply for extension of any term of a licensed patent that may otherwise be eligible for extension, which could decrease the royalties for the sale of products relating to such patents. Further, if one of our partners applies for an extension of a licensed patent that may also be relevant to another product candidates that we may be developing and commercializing, we could be prevented from seeking extension of the same patent for our product. If we do not have the ability to control the strategy for patent term extension of any of our licensed patents, our business may be materially harmed.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Currently, we own or license patent families that cover our LADD technology platform, which expire between 2022 and 2027, subject to any extensions, and we own or license patent families that cover Listeria strains engineered to express, or improve the expression of, particular antigens, which, if issued, expire between 2031 and 2037, subject to any extensions. We also own or license patent families that cover STING Activators, which, if issued, expire between 2025 and 2037, subject to any extensions. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

As of June 30, 2017, we had $377.2 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2017, we cannot assure you that future deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We are an emerging growth company, as defined in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard will become effective for us on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. Although we are continuing to assess all potential impacts of the standard on our financial statements or disclosures, it could change the way we account for certain of our revenue transactions, including revenue generated under our existing collaboration agreements. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. See Note 2. Recent Accounting Pronouncements included herein for additional discussion of the accounting changes.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of certain shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, we have received a request to register for resale shares held by Morningside Venture (IV) Investments Limited and Ultimate Keen Limited, which together hold 25,408,031 shares of our common stock. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2015 Plan or 2015 ESPP, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, non-employee directors and consultants. Pursuant to the 2015 ESPP, our compensation committee is also authorized to issue shares to our employees at a discount from the fair market value of our common stock at the time of purchase. Future grants of restricted stock units, options and other equity awards and issuances of common stock under our equity incentive plans and 2015 ESPP will result in dilution and may have an adverse effect on the market price of our common stock.

Additionally, the number of shares of our common stock reserved for issuance under our 2015 Plan and 2015 ESPP will automatically increase on January 1 of each year, through and including January 1, 2025, by 4% with respect to the 2015 Plan or 1% with respect to the 2015 ESPP of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or in each case a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 2, 2017, we entered into a Sales Agreement, or the 2017 Sales Agreement, with Cowen. The 2017 Sales Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Cowen, acting as sales agent, shares of our common stock having an aggregate offering price of up to $100,000,000, which we refer to as the ATM Shares. We have no obligation to sell any ATM Shares under the 2017 Sales Agreement. The issuance and sale of the ATM Shares, if any, is subject to the continued effectiveness of the Company’s shelf registration statement on Form S-3, File No. 333-211063, initially filed with the SEC on May 2, 2016 and declared effective by the SEC on May 9, 2016. We make no assurance as to the continued effectiveness of this shelf registration statement.

Pursuant to the 2017 Sales Agreement, each time we wish to issue and sell Shares under the 2017 Sales Agreement, which we refer to as a Placement, we will notify Cowen with a placement notice containing the parameters within which we desire to sell the Shares, which shall at a minimum include the number of Shares to be issued, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one day and any minimum price below which sales may not be made.

Upon delivery of a placement notice by us, and unless the sale of the Shares described therein has been declined, suspended or otherwise terminated in accordance with the terms of the 2017 Sales Agreement, Cowen, as agent, will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell on behalf of us such Shares up to the amount specified, and otherwise in accordance with the terms of such placement notice.

Pursuant to the 2017 Sales Agreement, Cowen may sell the Shares by any method permitted by law deemed to be an “at the market offering” under Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Select Market, on any other existing trading market for our common stock or to or through a market maker. The 2017 Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds from each Placement.

The 2017 Sales Agreement may be terminated by Cowen or us at any time upon notice to the other party, or by Cowen at any time in certain circumstances, including but not limited to the occurrence of a material adverse change to us.

The foregoing description of the 2017 Sales Agreement is qualified in its entirety by reference to the Sales Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aduro Biotech, Inc.
Date: August 2, 2017	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: August 2, 2017	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

5.1	Opinion of Cooley LLP					X

10.1	Common Stock Sales Agreement between Aduro Biotech, Inc. and Cowen and Company, LLC, dated August 2, 2017					X

23.1	Consent of Cooley (included in Exhibit 5.1)					X

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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