Form 10-Q
period 2017-09-30
ADURO BIOTECH, INC.
filed 2017-10-31
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Registrant’s Common Stock outstanding as of October 25, 2017 was 77,303,665.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$159,040	$74,932
Short-term marketable securities	186,467	272,500
Accounts receivable	1,348	1,138
Income tax receivable	12,509	—
Prepaid expenses and other current assets	4,597	6,194
Total current assets	363,961	354,764
Long-term marketable securities	27,999	14,474
Property and equipment, net	28,280	26,384
Goodwill	8,602	7,658
Intangible assets, net	30,822	27,827
Restricted cash	468	468
Deferred tax assets	4,283	6,319
Other assets	716	717
Total assets	$465,131	$438,611
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,479	$2,206
Accrued clinical trial and manufacturing expenses	6,616	4,777
Accrued expenses and other liabilities	11,249	8,597
Deferred revenue	14,945	15,052
Total current liabilities	34,289	30,632
Deferred rent	8,471	6,786
Contingent consideration	6,250	4,032
Deferred revenue	151,852	162,963
Deferred tax liabilities	6,481	5,869
Other long-term liabilities	1,374	1,109
Total liabilities	208,717	211,391
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; and zero shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized September 30, 2017 and December 31, 2016; and 76,953,192 and 67,918,246 shares issued and outstanding at September 30, 2017 and December 31, 2016	8	7
Additional paid-in capital	512,436	420,897
Accumulated other comprehensive income (loss)	1,701	(1,684)
Accumulated deficit	(257,731)	(192,000)
Total stockholders’ equity	256,414	227,220
Total liabilities and stockholders’ equity	$465,131	$438,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Collaboration and license revenue	$3,704	$3,794	$13,352	$46,715
Grant revenue	90	—	131	88
Total revenue	3,794	3,794	13,483	46,803
Operating expenses:
Research and development	24,454	19,046	66,464	66,855
General and administrative	8,458	8,556	24,982	26,255
Amortization of intangible assets	145	138	413	415
Total operating expenses	33,057	27,740	91,859	93,525
Loss from operations	(29,263)	(23,946)	(78,376)	(46,722)
Interest income	998	566	2,428	1,540
Other loss, net	(129)	(1)	(197)	(32)
Loss before income tax	(28,394)	(23,381)	(76,145)	(45,214)
Income tax (benefit) provision	(3,874)	11,670	(10,414)	16,368
Net loss	$(24,520)	$(35,051)	$(65,731)	$(61,582)
Net loss per common share, basic and diluted	$(0.33)	$(0.54)	$(0.92)	$(0.96)
Shares used in computing net loss per common share, basic and diluted	75,167,334	65,134,102	71,529,043	64,472,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(24,520)	$(35,051)	$(65,731)	$(61,582)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	37	(61)	38	159
Foreign currency translation adjustments	1,056	520	3,347	1,030
Comprehensive loss	$(23,427)	$(34,592)	$(62,346)	$(60,393)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(65,731)	$(61,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,547	1,230
Amortization of intangible assets	413	415
Accretion of discounts and amortization of premiums on marketable securities	544	1,462
Stock-based compensation	12,010	10,852
Excess tax benefit from stock-based compensation	—	(4,921)
Loss (gain) from remeasurement of fair value of contingent consideration	1,622	(313)
Loss on disposal of property and equipment	5	—
Deferred income tax	2,037	—
Changes in operating assets and liabilities:
Accounts receivable	(210)	3,790
Income tax receivable	(12,509)	—
Prepaid expenses and other assets	1,668	(2,939)
Accounts payable	(863)	(3,346)
Deferred revenue	(11,218)	(11,253)
Accrued clinical trial and manufacturing expenses	1,581	1,761
Accrued expenses and other liabilities	3,544	4,294
Net cash used in operating activities	(64,560)	(60,550)
Cash Flows from Investing Activities
Purchase of marketable securities	(241,397)	(316,098)
Proceeds from maturities of marketable securities	313,398	306,264
Restricted cash	—	(468)
Purchase of property and equipment	(3,382)	(19,479)
Net cash provided by (used in) investing activities	68,619	(29,781)
Cash Flows from Financing Activities
Proceeds from employee stock purchase plan	494	514
Excess tax benefit from stock-based compensation	—	4,921
Proceeds from exercise of stock options and warrants	1,864	574
Proceeds from issuance of common stock, net of offering costs	77,156	31,849
Net cash provided by financing activities	79,514	37,858
Effect of exchange rate changes	535	—
Net increase (decrease) in cash and cash equivalents	84,108	(52,473)
Cash and cash equivalents at beginning of period	74,932	150,456
Cash and cash equivalents at end of period	$159,040	$97,983
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$850	$18,900
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$896	$3,667

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

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company plans to adopt the new standard effective January 1, 2018 and has not made the decision as to which adoption method it will utilize. The Company’s final determination will depend on the significance of the impact of the new standard on the Company’s financial results. The Company has completed the initial evaluation of the adoption of the new standard and believes the adoption will have a material impact on the timing of revenue recognition for certain of its collaboration agreements. The evaluation has included the determination of whether the counterparty in its existing collaboration agreements met the definition of a customer and whether such agreements would be within the scope of the new standard. The Company is also in the process of evaluating the impact of the disclosure requirements relating to this new standard.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash, cash equivalents, and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company plans to adopt this standard on January 1, 2018 utilizing the required retrospective transition method. The adoption of ASU 2016-18 on January 1, 2018 will change the presentation and classification of restricted cash in its Consolidated Statement of Cash Flows.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeitures. Formerly, these excess tax benefits were recognized in additional paid-in capital and tax deficiencies (to the extent there were previous tax benefits) were recognized as an offset to accumulated excess tax benefits. If no previous tax benefit existed, the deficiencies were recognized in the income statement as an increase to income tax expense. The changes require all excess tax benefits and tax deficiencies related to share-based payments be recognized as income tax expense or benefit in the income statement. Gross excess tax benefits in the cash flow statement have also changed from the prior presentation as a financing activity to being classified as an operating activity. The excess tax benefits are no longer included in the assumed proceeds of the diluted EPS calculation, which results in stock-based awards being more dilutive. Lastly, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. This standard is effective prospectively for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company adopted this ASU on January 1, 2017 which resulted in the recognition of excess tax benefits within the Condensed Consolidated Statements of Operations rather than paid-in capital of $3.8 million for the nine months ended September 30, 2017.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$58,946	$—	$—	$58,946
U.S. government and agency securities	—	124,344	—	124,344
Corporate debt securities	—	77,535	—	77,535
Commercial paper	—	91,892	—	91,892
Total	$58,946	$293,771	$—	$352,717
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$6,250	$6,250
Total	$—	$—	$6,250	$6,250

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$54,318	$—	$—	$54,318
U.S. government and agency securities	—	166,800	—	166,800
Corporate debt securities	—	77,880	—	77,880
Commercial paper	—	49,643	—	49,643
Total	$54,318	$294,323	$—	$348,641
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$4,032	$4,032
Total	$—	$—	$4,032	$4,032

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016. There were no transfers between the fair value measurement category levels during any of the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2016	$4,032
Net change in fair value upon remeasurement	1,622
Foreign currency impact on contingent consideration	596
Balance at September 30, 2017	$6,250

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$20,789	$—	$—	$20,789
Money market funds	58,946	—	—	58,946
U.S. government and agency securities	24,443	1	—	24,444
Commercial paper	54,861	—	—	54,861
Total cash and cash equivalents	$159,039	$1	$—	$159,040
Marketable securities:
U.S. government and agency securities	$99,968	$2	$(70)	$99,900
Corporate debt securities	77,570	1	(36)	77,535
Commercial paper	37,031	—	—	37,031
Total marketable securities	$214,569	$3	$(106)	$214,466

	December 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$13,265	$—	$—	$13,265
Money market funds	54,318	—	—	54,318
Commercial paper	7,349	—	—	7,349
Total cash and cash equivalents	$74,932	$—	$—	$74,932
Marketable securities:
U.S. government and agency securities	$166,854	$7	$(61)	$166,800
Corporate debt securities	77,967	—	(87)	77,880
Commercial paper	42,294	—		42,294
Total marketable securities	$287,115	$7	$(148)	$286,974

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of September 30, 2017 (in thousands):

	Amortized cost	Estimated Fair Value
Mature in one year or less	$186,534	$186,467
Mature after one year through two years	28,035	27,999
Total available-for-sale marketable securities	$214,569	$214,466

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Lab equipment	$7,000	$5,379
Computer and office equipment	1,942	1,755
Furniture and fixtures	1,755	1,479
Leasehold improvements	18,177	17,473
Construction in progress	5,622	3,930
Total property and equipment	34,496	30,016
Less: accumulated depreciation	(6,216)	(3,632)
Property and equipment, net	$28,280	$26,384

Depreciation expense was $888,000 and $490,000 for the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Compensation and related benefits	$4,714	$4,228
Accrued research expense	2,961	722
Professional and consulting services	1,597	1,168
Accrued construction in progress	889	447
Other	1,088	2,032
Total accrued expenses and other liabilities	$11,249	$8,597

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2016	$7,658
Foreign currency translation adjustment	944
Balance at September 30, 2017	$8,602

Intangible assets

The gross carrying amounts and net book value of our intangible assets were as follows (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,683	$1,120	$10,563
Total intangible assets with finite lives	11,683	1,120	10,563
Acquired IPR&D assets	20,259	—	20,259
Total intangible assets	$31,942	$1,120	$30,822

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,400	$607	$9,793
Total intangible assets with finite lives	10,400	607	9,793
Acquired IPR&D assets	18,034	—	18,034
Total intangible assets	$28,434	$607	$27,827

Intangible assets are carried at cost less accumulated amortization. The license agreement is being amortized over a period of 20 years and the amortization expense is recorded in operating expenses. The increase in the gross carrying amount of intangible assets as of September 30, 2017 compared to December 31, 2016 reflected a positive impact of foreign currency exchange which was primarily due to the strengthening of the Euro against the U.S. dollar.

Amortization expense was $145,000 and $138,000 for the three months ended September 30, 2017 and 2016, respectively and $413,000 and $415,000 for the nine months ended September 30, 2017 and 2016, respectively. Based on finite-lived intangible assets recorded as of September 30, 2017, the estimated future amortization expense is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2017 (remaining three months)	$146
2018	584
2019	584
2020	584
2021	584
2022	584

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

For the three months ended September 30, 2017 and 2016, the Company recognized $3.7 million and $3.7 million, respectively, and for the nine months ended September 30, 2017 and 2016, the Company recognized $11.2 million and $11.1 million, respectively, in revenue from its collaboration with Novartis primarily related to amortization of the upfront fee. The remaining balance of the upfront fees of $166.7 million is included in deferred revenue at September 30, 2017.

Janssen ADU-214 Agreement

In October 2014, the Company entered into a Research and License Agreement, or the Janssen ADU-214 Agreement, with Janssen Biotech Inc., or Janssen, a wholly owned subsidiary of Johnson & Johnson Development Corporation, to develop a drug for the treatment of lung cancer. Under the terms of the Janssen ADU-214 Agreement, the Company granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-214 for any and all uses. Janssen has agreed not to administer or cause to be administered ADU-214 in humans in clinical trials for the treatment of pancreatic cancer or mesothelioma. The Company was responsible for certain research and development activities from the effective date of the agreement until investigational new drug application, or IND, approval which occurred in the fourth quarter of 2015.

Since the inception of the Janssen ADU-214 Agreement through September 30, 2017, the Company received an upfront license fee of $30.0 million and substantive and non-substantive milestone payments of $21.0 million upon completion of various development activities. Under the terms of the Janssen ADU-214 Agreement, the Company is eligible to receive future contingent payments up to a total of $766.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale.

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

Since the inception of the Janssen ADU-741 Agreement through September 30, 2017, the Company received an upfront payment of $12.0 million and substantive and non-substantive milestone payments of $10.0 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, the Company is eligible to receive future contingent payments up to a total of $343.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

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

The Company determined that all of the future contingent payments meet the definition of a milestone. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. The Company recognized $2.0 million in revenue from the achievement of a milestone during the nine months ended September 30, 2017.

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

The Company continues to lease its former office and research and development facility in Berkeley, California, under a non-cancelable operating lease, or the Bancroft Lease. In February 2015, the Company amended the Bancroft Lease agreement to increase the total square footage to approximately 25,000 square feet and extended the term of the Bancroft Lease to expire on December 31, 2018. The Bancroft Lease also contains an option to extend the lease for an additional two years. The Company has transitioned the entirety of its Berkeley operations to its Heinz facility in 2016. As of September 30, 2017, the entire facility under the Bancroft Lease has been subleased.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Heinz Lease in the amount of $0.5 million. The letter of credit is collateralized by a certificate of deposit for $0.5 million which has been included in restricted cash in the consolidated balance sheet as of September 30, 2017 and December 31, 2016.

The Company also has office and laboratory space in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease is through December 2017, with a one-year renewal option.

Rent expense was $1.2 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $4.1 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the Company’s office leases at September 30, 2017 are as follows (in thousands):

Year Ending December 31,	Amounts
2017 (remaining three months)	$997
2018	4,893
2019	4,669
2020	4,809
2021	4,953
Thereafter	43,673
Total	$63,994

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

8. Stockholders’ Equity

At-the-Market Sales Agreement

In May 2016, the Company entered into an “at-the-market” sales agreement, or the 2016 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million from time to time through Cowen, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2016 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2016 Sales Agreement, the Company agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the nine months ended September 30, 2017, the Company received net proceeds of $60.5 million after deducting commissions and expenses payable by the Company, from the sale of 5,823,789 shares of common stock pursuant to the 2016 Sales Agreement. Since the inception of the 2016 Sales Agreement through September 30, 2017, the Company sold a total of 8,350,018 shares and received net total proceeds of $97.3 million. As of September 30, 2017, there were no amounts remaining for future sales under the Sales Agreement.

In August 2017, the Company entered into a subsequent “at-the-market” sales agreement, or 2017 Sales Agreement, with Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million through Cowen, as the Company’s sales agent. Similar to 2016 Sales Agreement, the Company will pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. During the three and nine months ended September 30, 2017, the Company received net proceeds of $16.7 million, after deducting commissions and expenses payable by the Company, from the sale of 1,499,572 shares of common stock pursuant the 2017 Sales Agreement. As of September 30, 2017, the Company had an aggregate of $83.3 million available to be offered under the 2017 Sales Agreement, subject to the continued effectiveness of its shelf registration statement on Form S-3 (Registration No. 333-211063) or an effective replacement shelf registration statement.

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2017 the shares issuable under the 2015 Plan increased by 2,716,729. The Company had 6,350,625 shares available for future grant under the 2015 Plan as of September 30, 2017.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At September 30, 2017, 5,510,478 options under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Options Outstanding
	Shares Available for Grant		Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2016	5,011,459		10,690,156	$6.65	$74,984
Authorized	2,716,729		—
RSUs granted, net	(679,225)		—
Granted	(955,863)		955,863	10.78
Exercised	—		(1,553,442)	1.19
Canceled	257,525	(1)	(503,295)	9.56
Balance—September 30, 2017	6,350,625		9,589,282	$7.80	$52,935
Options exercisable—September 30, 2017			5,823,358	$5.78	$41,785
Options vested and expected to vest—September 30, 2017			9,419,275	$7.72	$52,669

(1)

This excludes 245,770 canceled options for the nine months ended September 30, 2017 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2017 was $9.1 million and $15.4 million, respectively.

As of September 30, 2017, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $27.2 million, which the Company expects to recognize over an estimated weighted-average period of 2.2 years.

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

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2017:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2016	657,200	$14.29
Granted	742,650	11.11
Vested	(149,850)	14.29
Canceled/forfeited	(63,425)	14.08
Balance—September 30, 2017	1,186,575	$12.31

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of September 30, 2017, there was $13.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs to be recognized over a weighted-average period of 3.5 years.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$2,118	$2,257	$6,711	$6,226
General and administrative	1,906	1,527	5,299	4,626
Total stock-based compensation expense	$4,024	$3,784	$12,010	$10,852

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model. The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2015 Plan		2015 ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	5.31 - 6.04	5.31 - 6.05	0.5	0.5
Volatility	73.2 - 74.1%	72.0 - 75.0%	65.4%	73.8%
Risk-free interest rate	1.78 - 2.25%	1.25 - 1.72%	1.02%	0.36%
Dividend yield	—%	—%	—%	—%

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2017 the shares issuable under the 2015 ESPP increased by 679,182. The Company had 1,838,166 shares available for future issuance under the 2015 ESPP as of September 30, 2017. Under the Aduro Biotech, Inc. Employee Stock Purchase Plan (“ESPP”) employees purchased 58,385 shares for $0.5 million during the nine months ended September 30, 2017.

10. Income Taxes

Income tax (benefit)/expense for the three months ended September 30, 2017 and 2016 was approximately $(3.9) million and $11.7 million, respectively, and $(10.4) million and $16.4 million for the nine months ended September 30, 2017 and 2016, respectively. The income tax benefit recorded in the nine months ended September 30, 2017 primarily related to the current benefit of federal income taxes paid in 2016. The income tax expense recorded in 2016, primarily related to federal current and deferred income taxes.

The Company accounts for uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes. As of September 30, 2017 and December 31, 2016, the total amount of unrecognized tax benefits was $3.1 million and $2.5 million, respectively. As of September 30, 2017 and December 31, 2016, $1.2 million and $1.1 million of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the majority of benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2017 and 2016, the Company accrued no interest and penalties in the statement of financial position. There were no interest and penalties included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016. The Company does not expect the amount of existing unrecognized tax benefits to change significantly within the next 12 months.

The Company files income tax returns in the United States and the Netherlands. The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

As of September 30, 2017, the Company recorded current income tax receivable of $12.5 million. The current income tax receivable relates to the anticipated 2017 net operating loss. Pursuant to IRC Section 172(f), the Company plans to file a claim to carryback losses from 2017 to 2016. The Company anticipates filing this claim early in 2018 and expects the refund to be received by September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	9,589,282	10,544,907	9,589,282	10,544,907
Restricted stock units	1,186,575	660,800	1,186,575	660,800
Common stock warrants	66,978	97,740	66,978	97,740
Total	10,842,835	11,303,447	10,842,835	11,303,447

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

Our LADD technology platform is based on proprietary attenuated strains of Listeria that have been engineered to express tumor-associated antigens to induce specific and targeted immune responses. This platform is being developed as a treatment for multiple indications, including mesothelioma, gastric, ovarian, lung and prostate cancers. Additionally, a personalized form of LADD, or pLADD, is in Phase 1 development utilizing tumor neoantigens that are specific to an individual patient’s tumor.

Our STING Pathway Activator platform is designed to activate the intracellular Stimulator of Interferon Genes, or STING receptor, resulting in a potent tumor-specific immune response. ADU-S100 is the first STING Pathway Activator compound to enter the clinic and is currently being evaluated in both a Phase 1 monotherapy study as well as a Phase 1b combination study with an anti-PD1 immune checkpoint inhibitor.

Our B-select monoclonal antibody platform includes a proprietary ultra-selective functional screening process to identify antibodies with unique binding properties against a broad range of targets that can modulate the innate and adaptive arms of the immune system. The B-select platform has delivered a number of immune modulating assets currently in research and preclinical development, including BION-1301, an anti-APRIL antibody.

We are collaborating with leading global pharmaceutical companies to expand our products and technology platforms.

We have intellectual property protection on our LADD, STING and B-select technology platforms and each of our product candidates, some of which we believe can be maintained into the 2030s.

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result we have incurred significant losses. We have funded our operations primarily through the sale of common stock and convertible preferred stock, the issuance of convertible promissory notes, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $24.5 million and $35.1 million for the three months ended September 30, 2017 and 2016, respectively, and a net loss of $65.7 million and $61.6 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, our cash, cash equivalents and marketable securities totaled $373.5 million and our accumulated deficit was $257.7 million.

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

We expect that any revenue we generate from our research and license agreements with Janssen, Novartis and Merck, government research and development grants, and any future collaboration partners will fluctuate from year to year as a result of the timing and amount of milestones and other payments.

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

The following table summarizes our research and development costs by platform:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
External Costs
LADD	$3,695	$1,728	$10,485	$28,936
STING	2,506	7,383	5,180	9,985
B-select	6,422	1,779	18,628	2,980
Other research	3,898	1,482	7,681	7,440
Total external costs	16,521	12,372	41,974	49,341
Internal Costs	7,933	6,674	24,490	17,514
Total research and development	$24,454	$19,046	$66,464	$66,855

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

Other Loss, Net

Other loss, net primarily consists of foreign currency transaction gains and losses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$3,704	$3,794	$(90)
Grant revenue	90	—	90
Total revenue	3,794	3,794	—
Operating expenses:
Research and development	24,454	19,046	5,408
General and administrative	8,458	8,556	(98)
Amortization of intangible assets	145	138	7
Total operating expenses	33,057	27,740	5,317
Loss from operations	(29,263)	(23,946)	(5,317)
Interest income	998	566	432
Other loss, net	(129)	(1)	(128)
Loss before income tax	(28,394)	(23,381)	(5,013)
Income tax (benefit) provision	(3,874)	11,670	(15,544)
Net loss	$(24,520)	$(35,051)	$10,531

Revenue

Collaboration and license revenue was $3.7 million for the three months ended September 30, 2017, a decrease of $0.1 million compared to the three months ended September 30, 2016, primarily due to the reimbursement of expenses from our Janssen collaboration in 2016 which did not recur in 2017.

Grant revenue was $0.1 million for the three months ended September 30, 2017, due to additional funding made available for the existing grants.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Compensation and related personnel costs	$5,485	$4,050	$1,435
Contract manufacturing	4,570	(252)	4,822
Contract research	3,584	641	2,943
Clinical development	2,734	2,462	272
Stock-based compensation expense	2,118	2,257	(139)
Facility costs	2,061	1,349	712
Supplies and materials	1,392	933	459
Other research and development costs	1,350	499	851
Outside professional services	1,122	1,154	(32)
Licensing fees	38	5,953	(5,915)
Total research and development	$24,454	$19,046	$5,408

Research and development expenses were $24.5 million for the three months ended September 30, 2017, an increase of $5.4 million compared to the three months ended September 30, 2016. Contract manufacturing increased by $4.8 million primarily related to manufacturing cost for our B-select antibodies which was partially offset by a decrease in manufacturing cost in the third quarter of 2016 due to reduced GVAX Pancreas manufacturing activities following completion of our ECLIPSE clinical trial. Contract research increased by $2.9 million primarily related to sponsored research grants made to UC Berkeley. Personnel-related costs increased by $1.4 million due to increases in headcount and facility related costs increased by $0.7 million relating to our relocation to a new office and laboratory facility in the third quarter of 2016. Supplies and materials increased by $0.5 million primarily for our B-select antibodies. These expenses were partially offset by a decrease of $5.9 million in licensing fees related to payments for our STING Activator technology in 2016.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Compensation and related personnel costs	$2,715	$2,530	$185
Outside professional services	2,184	2,510	(326)
Stock-based compensation expense	1,906	1,527	379
Facility costs	935	1,319	(384)
Other general and administrative	718	670	48
Total general and administrative	$8,458	$8,556	$(98)

General and administrative expenses were $8.5 million for the three months ended September 30, 2017, a decrease of $0.1 million compared to the three months ended September 30, 2016. Facility costs decreased by $0.4 million due to a lower allocation of costs to general and administrative expense. In addition, outside professional services decreased by $0.3 million due to lower consulting services incurred in 2017. The decrease was partially offset by a $0.6 million increase in compensation and personnel related costs, including stock based compensation, due to headcount increase.

Interest Income, net

Interest income, net was $1.0 million for the three months ended September 30, 2017, an increase of $0.4 million compared to the three months ended September 30, 2016. Interest income is earned from our funds invested in cash equivalents and marketable securities and the increase for the three months ended September 30, 2017 is primarily due to the favorable interest rate environment.

Provision for Income Taxes

Income tax benefit was $3.9 million for the three months ended September 30, 2017, a decrease of $15.5 million compared to the three months ended September 30, 2016.  The decrease was due to income tax provision recorded in 2016 which arose primarily due to current and deferred federal income taxes.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$13,352	$46,715	$(33,363)
Grant revenue	131	88	43
Total revenue	13,483	46,803	(33,320)
Operating expenses:
Research and development	66,464	66,855	(391)
General and administrative	24,982	26,255	(1,273)
Amortization of intangible assets	413	415	(2)
Total operating expenses	91,859	93,525	(1,666)
Loss from operations	(78,376)	(46,722)	(31,654)
Interest income	2,428	1,540	888
Other loss, net	(197)	(32)	(165)
Loss before income tax	(76,145)	(45,214)	(30,931)
Income tax (benefit) provision	(10,414)	16,368	(26,782)
Net loss	$(65,731)	$(61,582)	$(4,149)

Revenue

Collaboration and license revenue was $13.4 million for the nine months ended September 30, 2017, a decrease of $33.4 million compared to the nine months ended September 30, 2016. The decrease in revenue for the nine months ended September 30, 2017 was primarily due to the recognition of a $35.0 million milestone payment in the second quarter of 2016 in connection with the clinical advancement of ADU-S100 under our agreement with Novartis, partially offset by the recognition of $2.0 million in connection with the achievement of a milestone under our agreement with Merck in the second quarter of 2017.

Grant revenue was $0.1 million for the nine months ended September 30, 2017, an increase of $43,000 compared to the nine months ended September 30, 2016, primarily due to additional funding made available for the existing grants.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Compensation and related personnel costs	$16,798	$11,473	$5,325
Contract manufacturing	10,677	18,673	(7,996)
Clinical development	7,054	9,168	(2,114)
Stock-based compensation expense	6,711	6,226	485
Facility costs	6,297	2,471	3,826
Contract research	6,164	4,543	1,621
Other research and development costs	5,181	891	4,290
Supplies and materials	4,252	2,789	1,463
Outside professional services	2,910	4,095	(1,185)
Licensing fees	420	6,526	(6,106)
Total research and development	$66,464	$66,855	$(391)

Research and development expenses were $66.5 million for the nine months ended September 30, 2017, a decrease of $0.4 million compared to the nine months ended September 30, 2016. The decrease was primarily attributed to a $10.1 million decrease in contract manufacturing and clinical development expenses related to GVAX Pancreas manufacturing activities in early 2016. Licensing fees decreased by $6.1 million primarily due to license payments for our STING Activator technology made in 2016.  Outside professional services decreased by $1.2 million due to lower consulting services incurred in 2017. These decreases in expenses were partially offset by an increase of $4.3 million in other research and development costs and $1.5 million in supplies and materials, both primarily related to our B-select antibodies. The expenses were also offset by an increase of $5.8 million in personnel-related costs, including stock-based compensation, due to increases in headcount, an increase of $3.8 million in facility related costs following our relocation to a new office and laboratory facility in the third quarter of 2016 and an increase of $1.6 million in contract research primarily related to sponsored research grants made to UC Berkeley.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Compensation and related personnel costs	$8,423	$8,501	$(78)
Outside professional services	5,879	7,954	(2,075)
Stock-based compensation expense	5,299	4,626	673
Facility costs	3,061	2,923	138
Other general and administrative	2,320	2,251	69
Total general and administrative	$24,982	$26,255	$(1,273)

General and administrative expenses were $25.0 million for the nine months ended September 30, 2017, a decrease of $1.3 million compared to the nine months ended September 30, 2016. The decrease was primarily due to a $2.1 million decrease in outside professional services partially offset by higher stock-based compensation expense.

Interest Income, net

Interest income was $2.4 million for the nine months ended September 30, 2017, an increase of $0.9 million compared to the nine months ended September 30, 2016. The increase in interest income earned in 2017 is primarily due to the favorable interest rate environment.

Provision for Income Taxes

Income tax benefit recorded for the nine months ended September 30, 2017 was $10.4 million, a decrease of $26.8 million compared to the nine months ended September 30, 2016.  The decrease was due to income tax provision recorded in 2016 which arose primarily due to current and deferred federal income taxes.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents and marketable securities of $373.5 million. We believe that our available cash and cash equivalents and marketable securities and anticipated funding from our collaboration agreements will be sufficient to fund our planned operations into 2020. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(64,560)	$(60,550)
Investing activities	68,619	(29,781)
Financing activities	79,514	37,858
Effect of exchange rate changes	535	—
Net change in cash and cash equivalents	$84,108	$(52,473)

Operating Activities

Net cash used in operating activities was $64.6 million for the nine months ended September 30, 2017, compared to net cash used in operating activities of $60.6 million for the nine months ended September 30, 2016. Net cash used in operating activities during 2017 was primarily related to operating expenses, additional headcount, increased clinical trial activities and other research and development.  Net cash used in operating activities during 2016 was also primarily related to operating expenses and clinical trial activities which was partially offset by receipt of a milestone from Novartis received in the second quarter of 2016.

Investing Activities

Net cash provided by investing activities was $68.6 million for the nine months ended September 30, 2017, compared to net cash used by investing activities of $29.8 million for the nine months ended September 30, 2016. The change was primarily due to lower expenditures for leasehold improvements and timing of purchased marketable securities in 2017 as compared to 2016.

Financing Activities

Net cash provided by financing activities was $79.5 million for the nine months ended September 30, 2017, compared to net cash provided by financing activities of $37.9 million for the nine months ended September 30, 2016. The increase was primarily related to higher net cash proceeds from the sale of our common stock through the Sales Agreements with Cowen during the nine months ended September 30, 2017.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2017 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2017:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$997	$9,562	$9,762	$43,673	$63,994
Total contractual obligations	$997	$9,562	$9,762	$43,673	$63,994

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We reported net loss of $24.5 million and $35.1 million for the three months ended September 30, 2017 and 2016, respectively, and a net loss of $65.7 million and $61.6 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $257.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At September 30, 2017, our cash and cash equivalents and marketable securities were $373.5 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

At September 30, 2017, we had 143 full-time employees, including 106 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, and since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the Affordable Care Act. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Any repeal and replace legislation, may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from participation in federal and state healthcare programs and the curtailment or restricting of our operations, any of which could harm our ability to operate our business and our financial results. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

We have granted Janssen and Merck rights to determine patent term extension strategy for specific patents that relate to ADU-214 and ADU-741 and CD27, respectively. Our inability to control the patent term extension strategy could materially harm our business.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Currently, we own or license patent families that cover our LADD technology platform, which expire between 2022 and 2027, subject to any extensions, and we own or license patent families that cover Listeria strains engineered to express, or improve the expression of, particular antigens, which, if issued, expire between 2031 and 2037, subject to any extensions. We also own or license patent families that cover STING Activators, which, if issued, expire between 2025 and 2038, subject to any extensions. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

As of September 30, 2017, we had $373.5 million of cash, cash equivalents and marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2017, we cannot assure you that future deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of certain shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, we filed a registration statement on Form S-3 to register for resale shares held by Morningside Venture (IV) Investments Limited and Ultimate Keen Limited, which together hold 14,908,031 shares of our common stock. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

10.1	Common Stock Sales Agreement between Aduro Biotech, Inc. and Cowen and Company, LLC, dated August 2, 2017	10-Q	001-37345	10.1	8/2/2017

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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

Aduro Biotech, Inc.
Date: October 31, 2017	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: October 31, 2017	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Chief Operating Officer
(Principal Financial Officer)