Form 10-K
period 2017-12-31
ADURO BIOTECH, INC.
filed 2018-03-01
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2017, based on the closing price of the shares of common stock on the Nasdaq Stock Market for such date, was $546,793,339.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2018 was 81,006,486.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the potential of our technology platforms;
•	our ability to fund our working capital needs through 2020;
•	our ability to develop and commercialize our product candidates;
•	our ability to use and expand our technology platforms to build a pipeline of product candidates;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	the strength and breadth of our patent portfolio;
•	the potential for receipt of additional milestone payments;
•	our ability to obtain and adequately protect intellectual property rights for our product candidates;
•	our continued reliance of third parties for manufacturing our product candidates, conducting our clinical trials and certain research activities;
•	the impact of our decision not to continue to advance development of CRS 207;
•	our ability to in-license, acquire, or invest in complementary businesses, technologies, products or assets to further expand or complement our portfolio of product candidates;
•	expected timing of our clinical trials; and
•	the timing and availability of results of our clinical trials and those of our collaborators.

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

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases, including cancer. We believe our three technology platforms are uniquely positioned to recruit and direct the immune system by activating cancer-fighting immune cells and inhibiting immune suppressive cells known to allow tumor growth. Product candidates from our STING Pathway Activator, B-select monoclonal antibody, and LADD, or Live, Attenuated, Double-Deleted Listeria monocytogenes platforms are designed to stimulate and/or regulate innate and adaptive immune responses, either as single agents or in combination with conventional therapies (i.e. chemotherapy and radiation) as well as other novel immunotherapies. Our diverse technology platforms have led to a strong pipeline of clinical and preclinical candidates, which are being developed for a number of cancer indications. Additionally, our platforms have the potential to generate product candidates that address other therapeutic areas, such as autoimmune and infectious diseases.

Immuno-oncology is an emerging field of cancer therapy that aims to activate the immune system in the tumor microenvironment to create and enhance anti-tumor immune responses, as well as to overcome the immuno-suppressive mechanisms that cancer cells have developed against the immune system. Recent developments in the field of immuno-oncology, including checkpoint inhibitors—therapies which work to remove suppression mechanisms that prevent an immune response against cancer cells—have shown the potential to provide efficacy and extended survival, even in cancers where conventional therapies, such as surgery, chemotherapy and radiotherapy, have failed. The immunotherapy field is rapidly advancing with new immuno-oncology combinations that focus on strengthening therapeutic efficacy in a wide range of cancers. We intend to pursue a broad strategy of combining our technology platforms with conventional and novel therapies, based on their mechanisms of action, safety profiles and versatility.

Our STING Pathway Activator platform is designed to activate the intracellular Stimulator of Interferon Genes, or STING, receptor, resulting in a potent tumor-specific immune response. ADU-S100 is the first STING Pathway Activator compound to enter the clinic and is currently being evaluated in Phase 1 studies both as a monotherapy and in combination with an immune checkpoint inhibitor in patients with cutaneously accessible metastatic solid tumors or lymphomas. Our B-select monoclonal antibody platform includes a proprietary ultra-selective functional screening process to identify antibodies with unique binding properties against a broad range of targets that are being designed to modulate the innate and adaptive arms of the immune system. Our most advanced product candidate from the B-select platform, BION-1301, is being evaluated in a Phase 1 clinical trial in mulitiple myeloma. In addition, the B-select platform has delivered a number of immune modulating assets currently in research and preclinical development. Our LADD technology platform is based on proprietary attenuated strains of Listeria that have been engineered to express tumor-associated antigens to induce specific and targeted immune responses. Our LADD program is focused on the development of personalized LADD, or pLADD, therapeutics that encode and express antigens that are based on protein sequences that result from mutations specific to an individual patient’s tumor (neoantigens). These antigens can be also derived from native protein sequences that are highly expressed in patients with certain tumor types (self antigens).

We are developing a pipeline of proprietary product candidates on our own and have a number of collaborations with leading global pharmaceutical companies to expand our products and technology platforms. We are developing STING Activator product candidates in oncology under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis, and an anti-CD27 antibody was developed with and is exclusively licensed to, Merck Sharp and Dohme B.V., or Merck. In addition, we have developed self antigen-based LADD product candidates targeting lung and prostate cancers that are licensed to Janssen Biotech Inc., or Janssen. We have intellectual property protection on our STING, B-select monoclonal antibody and LADD technology platforms and each of our product candidates, some of which we believe can be maintained into the 2030s .

Our Proprietary Technology Platforms and Pipeline

We believe our technology platforms – STING Pathway Activators, B-select monoclonal antibodies and LADD - represent innovative approaches in immuno-oncology. Since our product candidates act by leveraging the patient’s own immune system, we believe they have the potential to deliver enhanced efficacy and to be safer and more tolerable than existing therapies, such as chemotherapy and radiotherapy. Based on the mechanisms of action and safety profiles of our technology platforms, we intend to build a deep pipeline of product candidates that can be readily combinable and synergistic with both conventional and novel therapies, such as checkpoint inhibitors. Our vision is to utilize our scientific expertise and understanding of the body’s natural defense systems, including the interplay between the innate and adaptive immune responses, to develop safe and effective therapies for the benefit of patients.

STING Pathway Programs

The STING receptor is known to be a central mediator of innate immunity and is critical for immune surveillance and control of cancer progression. We are pursuing product opportunities that target the STING pathway, both to activate the pathway and to downregulate the pathway. Our proprietary STING Pathway Activator product candidates are synthetic small molecule immune modulators that are designed to target and activate STING. Once activated, the STING receptor initiates a profound innate immune response by signaling through three distinct pathways, inducing the expression of a broad profile of cytokines that activate the development of an effective tumor antigen-specific T cell adaptive immune response. The STING receptor is generally expressed at high levels in immune cells, including dendritic cells. Recent advancements reported in numerous leading scientific journals have created interest in the potential for STING receptor-targeting drug candidates across diverse applications. We are developing STING Pathway Activator product candidates as therapies that are intended to prime and enhance the innate and adaptive immune responses. Our proprietary synthetic STING Pathway Activator product candidates are from a family of compounds known as cyclic dinucleotide, or CDN, molecules and are significantly more potent than naturally occurring CDNs, indicating high translational potential as a therapeutic approach to elicit an effective immune response. Our STING-Blok product candidates are being developed to downregulate the STING pathway, which we believe has potential application in autoimmune and inflammation disease areas. We believe key attributes of our STING Pathway technology platform include:

•	Early Evidence of Potency. Our STING Pathway Activator product candidates have demonstrated significant anti-tumor activity in preclinical studies.
•

Novel Mechanism. Our STING Pathway Activator product candidates are designed to initiate broad and strong innate and adaptive immune responses through the activation of the STING receptor signaling pathway.

•

Versatility of Delivery. We believe our STING Pathway Activator product candidates can be delivered via intratumoral injection, and potentially via new systemic delivery formulations and other novel modalities.

•

Combinability. Based on their mechanism of action and results from preclinical studies, we believe our STING Pathway Activator product candidates may have synergistic or additive benefits of immune-mediated tumor killing mechanisms when combined with conventional and novel therapies, such as chemotherapy, radiotherapy and checkpoint inhibitors, among others.

•	Ease of Manufacture. Our STING Pathway Activator product candidates are small molecules manufactured through a relatively simple and cost-effective process.
•

Broad Applicability. We believe our STING Pathway product candidates will have broad application in oncology and the potential to expand into other therapeutic areas such as infectious and autoimmune diseases.

B-select Antibody Programs

Monoclonal antibodies are an established class of therapeutics that enable specific inhibition or activation of proteins as well as marking specific antigens and their associated cells for destruction. Through in vitro clonal expansion of B-cells (antibody producing cells) and a proprietary ultra-selective functional screening process our B-select technology platform is used to identify antibodies with unique binding properties against a broad range of targets that can modulate the innate and adaptive immune system. Our B-select platform has delivered product candidates in research, preclinical and clinical development. Examples include antagonists and immune checkpoint inhibitors, which are intended to activate the immune system by removing suppression – this is also known as “releasing the brakes” on the immune system. In addition, we have developed agonists, which are unique antibodies that stimulate immune responses when cancer is not detected by the immune system. We believe key attributes of our B-select technology platform include:

•

Early Evidence of Potency. Our B-select product candidates have demonstrated significant anti-tumor activity in preclinical studies. BION-1301, a humanized antibody that blocks A PRoliferation-Inducing Ligand (APRIL) from binding to its receptors, has been shown in preclinical studies to halt tumor growth and overcome drug resistance. The Anti-APRIL antibody demonstrated potent anti-tumor activity in preclinical models of multiple myeloma. The anti-CD27 antibody discovered using the B-select technology platform targets a previously unknown functional epitope conferring unique immunomodulatory activity relevant to cancer immunotherapy. The anti-CTLA-4 antibody is targeting a clinically validated mechanism and has been shown to induce tumor rejection in preclinical models.

•

Novel Mechanism. Our B-select technology platform is used to identify antibodies with unique binding properties against a broad range of clinically validated and novel targets that can modulate the innate and adaptive arms of the immune system. B-select antibodies can also be used to generate bispecific antibodies with novel mode-of-action.

•

Versatility. The B-select technology platform has been shown to identify antibodies and product candidates targeted to a broad range of secreted, membrane-bound and transmembrane proteins and entities. The B-select platform has been successfully used in combination with genetically modified mouse strains including those expressing human antibodies.

•

Combinability. Our B-select product candidates are designed to be used alone or in combination with other therapies, including the pLADD and STING platforms to increase immunotherapy potency and durability.

•	Ease of Manufacture. B-select product candidates are biologics that can be manufactured through well-established processes.
•	Broad Applicability. Monoclonal antibodies are an established class of therapeutics to treat cancer as well as infectious and autoimmune diseases.

LADD Programs

We seek to optimize tumor-specific immune responses by engineering our LADD product candidates to express encoded tumor-specific antigens and deliver them to antigen-presenting cells. Antigen-presenting cells, which include dendritic cells, lead to efficient priming of a class of immune cells known as T cells. Once primed, these T cells seek out and eliminate the targeted tumor cells. LADD product candidates can be engineered to express multiple tumor associated antigens. In addition to improved tolerability, our LADD product candidates have been engineered with the deletion of two genes critical for virulence of unmodified Listeria: actA and inlB. The deletion of the actA gene prevents the spread of our LADD product candidates from cell to cell, which controls the spread of infection. The deletion of the inlB gene prevents the infection of hepatocytes, or liver cells, which can lead to toxicity. We believe key attributes of our LADD technology platform include:

•

Novel Mechanism. Our LADD product candidates are designed to initiate a powerful innate immune response and drive a targeted, durable adaptive immune response direct toward encoded antigens including patient-specific neoantigens with the pLADD program.

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

•

Versatility. Individual LADD product candidates can be engineered to target a wide range of cancers by promoting anti-tumor immune responses against tumor neoantigens that are specific to an individual patient’s tumor in our pLADD program as well as antigens broadly associated with specific tumor types as in our LADD product candidates licensed to Janssen.

•

Combinability. The mechanisms of action and safety profiles of our LADD product candidates may give them the potential for comination with checkpoint inhibitors, chemotherapy and radiotherapy, among other treatment regimens.

•

Repeatable Administration. Our LADD product candidates are not neutralized by the patient’s immune system and are designed for repeat administration, thus allowing a chronic therapy for a sustained tumor antigen-specific response.

•

Cost-effectiveness. LADD product candidates can be manufactured through a relatively simple and cost-effective fermentation process, and we are adapting our current manufacturing process to produce patient-specific strains for personalized LADD therapy.

Pipeline

Our pipeline of diverse product candidates builds from our STING, B-select, and LADD proprietary technology platforms to create immunotherapies targeting a variety of cancers, as well as infectious and autoimmune diseases.

We envision multiple product opportunities for our STING Pathway technology platform, including our lead molecule ADU-S100. ADU-S100 is the first therapeutic in development specifically targeting STING. In collaboration with Novartis, it is being tested in Phase 1 clinical trials in cutaneously accessible tumors, including breast, head-and-neck, and renal cell cancers as well as melanoma and lymphoma. The trials are designed to evaluate safety and the ability of ADU-S100 to activate the immune system and recruit specialized immune cells to attack the injected tumor, leading to a broad immune response that seeks out and eradicates injected lesions as well as non-injected distant metastases. One trial is evaluating ADU-S100 alone as a monotherapy and our second trial is evaluating ADU-S100 in combination with Novartis’ proprietary anti-PD-1 checkpoint inhibitor. Based on their mechanism of action, we believe our STING Activator product candidates may also have synergistic or additive benefits when combined with other cancer therapies.

We are advancing several B-select product candidates which have the potential to yield novel immunotherapies. BION-1301 is our most advanced B-select monoclonal antibody (mAb) that targets, A PRoliferation Inducing Ligand (APRIL), which has been associated with the enhancing proliferation and survival of of cancer cells and providing chemoresistantce and immune suppression. BION-1301 is in a Phase 1 clinical trial in multiple myeloma. Our second B-select mAb is an anti-CD27 antibody that is being developed by Merck under our license agreement. In preclinical studies, CD27 has been recognized as having a critical role in activating a productive anti-cancer (CD8 T-cell) immune response, especially in combination with immune checkpoint inhibitors. We are also in preclinical development of a CTLA-4 checkpoint inhibitor blocking antibody, which is designed to be used alone or in combination with other therapies, including the STING and LADD platforms to increase immunotherapy potency and durability.

Aduro is advancing a program to explore the use of neoantigens, or the tumor markers specific to an individual’s cancer and derived from the patient’s own tumor cells, in a second generation LADD technology, pLADD. The process to create a patient-specific pLADD therapy begins by a physician removing tumor cells from the patient. These cells are analyzed in order to molecularly characterize (sequence) the tumor, including any mutations that are unique to the patient’s own tumor cells. A computational algorithm is used to identify and prioritize tumor neoantigens. Based on this, a LADD strain that includes the patient-specific neoantigens for administration is then created. A Phase 1 study in adults with metastatic colorectal cancer that is microsatellite stable (MSS) is underway. In addition, Janssen licensed two separate LADD product candidates targeting lung and prostate cancers.

Our pipeline of product candidates is depicted in the following chart:

Our Strategy

Our current focus is to discover, develop and commercialize best-in-class cancer therapies based on our STING Pathway, B-select and LADD technology platforms. Key elements of our strategy include:

•

Rapidly advance our product candidates through clinical development and regulatory approval. We are developing  our novel drug candidates by leveraging our proprietary technology platforms and our understanding of combination therapy in immuno-oncology. We have proprietary technology platforms that we believe can generate novel and combinable therapies to target a wide range of cancers with significant unmet medical need. We plan to invest in these technology platforms to develop additional product candidates. We intend to further explore combination opportunities with checkpoint inhibitors, including product candidates from the B-select platform, and other treatment regimens.

•

Maximize the value of our proprietary STING Pathway, B-select and LADD technology platforms through the retention of commercial rights in key markets. We retain U.S. commercial rights for STING Pathway Activator product candidates in oncology developed in collaboration with Novartis, and we maintain worldwide rights to our STING pathway programs outside of oncology. In addition, we maintain full ownership of our APRIL, CTLA-4 and pLADD product candidates.

•

Expand on the value of our product candidates through collaborations. We may decide to selectively partner product candidates intended for large and complex oncology indications, in certain geographies and where we believe a partner could bring additional resources and expertise to maximize the value of our product candidates. We entered into strategic collaborations with Novartis for STING Pathway Activator product candidates in oncology, with Merck to advance an anti-CD27 antibody and with Janssen for the treatment of lung and prostate cancers with LADD product candidates. We believe these collaborations have the potential to drive significant value through the extensive capabilities of these organizations.

•

Leverage the expertise of our scientific founders and key advisors to develop innovative technologies at the forefront of the immuno-oncology field. Our scientific founders and advisors are from some of the world’s leading research institutions and have a history of seminal discoveries and significant experience in oncology, immuno-oncology and vaccines. As such, we plan to continue to leverage the collective talent of our scientists, clinicians and a network of highly influential advisors to inform our development strategy and enable our technology to be at the forefront of the immuno-oncology field. We strive to protect our commercially important discoveries and product candidates by applying for, maintaining, and defending our patent rights.

The Aduro Approach to Immuno-Oncology

We believe that our STING Pathway, B-select technology and LADD platforms represent new, significant advancements within the field of immuno-oncology. Our approach is designed to prime and enhance innate and adaptive immune responses against cancer cells. In addition, our technology platforms have the potential for combination with conventional and novel therapies, including other immuno-oncology products that modulate the immune response such as including checkpoint inhibitors that “remove the brakes,” due to the mechanisms of action and safety profiles.

Anti-PD-1/PD-L1 monoclonal antibodies are a class of checkpoint inhibitors. Programmed cell death protein 1, or PD-1, is expressed on the surface of activated T cells, B-cells, and dendritic cells. PD-1 and associated ligands, PD-L1 and PD-L2, negatively regulate immune responses with the ligands expressed on many murine tumor cell lines. Anti-PD-1/PD-L1, target this novel immunosuppressive pathway with the goal of strengthening the anti-tumor T cell response by impairing the interaction of the inhibitory receptor PD-1 on T cells with PD-L1 expressed on tumor cells. While anti-PD-1 therapies have shown efficacy in subsets of patients in several tumor types, not all patients have responded to treatment with anti-PD-1. Based on our work to date, we believe that checkpoint inhibitors when combined with strong adaptive immune cell stimulators can have an amplified anti-tumor effect against poorly immunogenic tumors.

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

Our B-select technology platform further expands our immunotherapy capabilities to encompass mAbs. Monoclonal antibodies are an established class of therapeutics that enable specific inhibition or activation of proteins as well as marking specific antigens and their associated cells for destruction. Our B-select product candidates include preclinical assets that inhibit clinically validated immune checkpoint pathways. Such immune checkpoint inhibitors could potentially be used alone or in combination with product candidates from our STING Pathway Activator and LADD platforms to increase immunotherapy potency and durability. In addition, we are developing novel preclinical mAbs, which inhibit or activate unique cancer and/or immune response pathways controlling the progression of diverse malignancies.

Using our proprietary method of modifying Listeria, we engineer LADD product candidates that are designed to prime and enhance innate and adaptive immune responses specific for several targets present on tumor cells. We have designed our LADD product candidates by deleting two genes critical for the virulence of unmodified Listeria. Our LADD product candidates are not neutralized by the patient’s immune system, thereby allowing for repeat administration as a chronic therapy which has the potential to deliver a sustained enhancement of tumor antigen-specific T cell immunity.

Our STING Pathway, B-select and LADD technology platforms, alone or in combination, are intended to prime, enhance and sustain an innate and adaptive immune response specific for tumor cells.

Our Immuno-Oncology Technology Platforms

STING Pathway Technology Platform Overview

The STING receptor is known to be a central mediator of innate immunity and is critical for immune surveillance. Recent advancements reported in numerous leading scientific journals have generated significant interest and rationale for targeting the STING receptor as a novel therapeutic approach to immuno-oncology. We are developing a portfolio of STING Pathway Activator product candidates, synthetic proprietary small molecule immune modulators that target and activate the STING receptor with applications across diverse diseases. The STING receptor is generally expressed at high levels in immune cells, including dendritic cells, or DCs, and many other cells in the body. Once activated, the STING receptor initiates a profound innate immune response by signaling through at least three distinct pathways, inducing the expression of a broad profile of cytokines, including interferons and chemokines. This cytokine profile subsequently leads to the development of an effective tumor antigen-specific T cell adaptive immune response. We are also pursuing product opportunities that downregulate the STING pathway.

Naturally occurring cyclic dinucleotides, or CDNs, that target the STING receptor are produced by bacteria that secrete CDNs into the host cell or by mammalian cells through cyclic GMP-AMP synthetase, or cGAS. cGAS is a receptor that senses double-stranded (ds) DNA in the cytosol of antigen presenting cells, or APCs, and in response synthesizes a CDN that is structurally distinct from the CDNs produced by bacteria. While both bacterial- and cGAS-produced CDNs target and activate the STING receptor, CDNs produced by cGAS bind more tightly to STING than CDNs produced by bacteria. This stronger binding triggers a larger and more stable change in shape of the STING receptor, leading to the development of a more effective tumor antigen-specific immune response. Additionally, while some of the five known STING alleles in humans respond poorly to CDNs produced by bacteria, all respond to CDNs produced by cGAS. We are advancing through development novel synthetic STING Pathway Activator product candidates that are active in all five known human STING alleles.

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

STING Activator Product Candidates

We envision multiple immuno-oncology STING Pathway Activator product opportunities as a monotherapy or in combination with other cancer treatments. In preclinical animal models, our data have shown that our proprietary STING Pathway Activator product candidates can be combined with designated recombinant proteins to induce potent antigen-specific CD4+ T cells, which recognize foreign antigens and assist in the immune response, and CD8+ T cells, which recognize and destroy cells expressing foreign antigens. We believe our STING Pathway Activator product candidates can also be combined with conventional cancer treatments such as chemotherapy and radiotherapy to enhance our STING Pathway product candidates’ immune-mediated tumor killing mechanisms. We also believe that our STING Pathway Activator product candidates could alter the nature of the tumor microenvironment, thus allowing for improved responses to checkpoint inhibitors.

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

ADU-S100 Preclinical Studies

In preclinical mouse tumor models, Intratumoral, or IT, injection of ADU-S100 induced tumor shrinkage and generated substantial immune responses capable of providing long-lasting systemic antigen-specific T cell immunity to prevent further growth of distal, untreated tumor metastases, a response known as an abscopal effect. Further preclinical studies demonstrated that the abscopal effect is entirely STING receptor-dependent. These data provide the rationale for advancing this novel molecule for the treatment of locally advanced or metastatic cancers.

Further rationale for the approach of IT injection of ADU-S100 is the recent discovery that the STING-dependent innate immune sensing in the tumor microenvironment is a critical step in promoting spontaneous tumor-initiated T cell priming, subsequent infiltration of tumor lymphocytes and tumor regression. Analyses conducted with tumors isolated from melanoma patients have also revealed that tumors containing infiltrating activated T cells are characterized by an IFN-ß transcriptional signature. Studies in mice have demonstrated that IFN-ß signaling plays a critical role in tumor-initiated T cell priming. We believe that treatment strategies to induce IFN-ß signaling and DC activation in the tumor microenvironment to bridge the innate and adaptive immune responses have significant therapeutic potential. IT delivery of our synthetic STING Pathway Activator product candidates activate a tumor-specific T cell response that is unique to the individual’s tumor; conceptually, a small molecule approach to patient-specific immuno-oncology treatments.

Single Agent ADU-S100 (B16 Melanoma Therapeutic Model)

Proprietary ADU-S100 versus Naturally Occurring cGAS CDN

In the preclinical study depicted above, mice were injected with melanoma tumor cells. Once the tumor grew to be 100 mm3, groups of mice were given three consecutive 50 µg IT doses of a naturally occurring cGAS CDN, or ADU-S100. In addition, one group was treated with Hank’s Balanced Salt Solution, or HBSS, as a control. All three doses of the compounds were given over the same one-week period. In this study we demonstrated that ADU-S100 in mice had superior anti-tumor activity as compared to a naturally occurring cGAS CDN.

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

IT STING Activator ADU-S100 Induces a Potent Abscopal Effect (B16 Melanoma Therapeutic Model)

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

Clinical Status

In March 2015, we established a worldwide collaboration with Novartis to further advance the research and development of STING Pathway Activator product candidates in oncology. We initiated a Phase 1 monotherapy trial of ADU-S100 in the second quarter of 2016. In the third quarter of 2017, we and Novartis initiated a Phase 1 clinical trial of ADU-S100 in combination with Novartis’ proprietary anti-PD-1 checkpoint inhibitor, PDR001.

Phase 1 ADU-S100 (Ongoing)

A Phase 1 dose-escalation trial with, ADU-S100 is ongoing in collaboration with Novartis. The two-part study is evaluating safety and tolerability of ADU-S100 in patients with cutaneously accessible, treatment-refractory primary or metastatic solid tumors or lymphomas.

Phase 1 ADU-S100 in Combination with Anti-PD-1 (Ongoing)

A Phase 1 dose-escalation trial with ADU-S100 in combination with Novartis’ proprietary anti-PD-1 checkpoint inhibitor is ongoing in collaboration with Novartis. The study is evaluating safety and tolerability of the combination in patients with cutaneously accessible, treatment-refractory primary or metastatic solid tumors or lymphomas.

STING Pathway Opportunities

We envision multiple product opportunities for the STING Pathway Activator technology platform. We believe that our STING Activator product candidates can be used as a monotherapy to directly activate the tumor microenvironment, enhancing recognition of the tumor by the immune system and leading to tumor destruction. In preclinical animal models, we have shown that our proprietary STING Activator product candidates can be co-formulated with designated recombinant proteins to induce potent antigen-specific CD4+ and CD8+ T cell immunity. We believe that due to our STING Activator product candidates’ immune-mediated tumor killing mechanisms and ability to alter the nature of the tumor microenvironment, our proprietary STING Activator product candidates could be combined with conventional and novel therapies, such as vaccines, chemotherapy, radiotherapy and checkpoint inhibitors, among others.

In addition, our STING Activator product candidates directly activate natural killer cells and could enhance Antibody-Dependent Cellular Cytotoxicity, or ADCC, tumor cell killing mechanisms, which are a significant mechanism of action of several established monoclonal antibody therapies. Another possible opportunity would be to directly conjugate our STING Activator product candidates to enhance ADCC. We also believe that our STING pathway product candidates have the potential to be used in treatments for infectious diseases as an adjuvant to enhance existing vaccines or in formulations for new products.

In our STING-Blok program, we are developing product candidates that, in contrast to our current STING Activator product candidates that activate the STING receptor, are designed to prevent or control immune responses through the STING pathway. We believe these product candidates may have broad application in the treatment of autoimmune diseases and inflammation.

B-Select Technology Platform Overview

Aduro’s B-select platform employs a proprietary ultra-selective functional screening process to identify antibodies with unique binding properties against a broad range of targets that can modulate the immune system. The technology is based on in vitro clonal expansion of B-cells (antibody-producing cells) that have been specifically selected (using panning procedures) from the spleen or lymph nodes of immunized animals. Using a proprietary feeder cell-line, the in vitro clonal expansion of B-cells induces proliferation of the isolated (single) B-cells into a clone of 750-1,000 B-cells. While expanding, B-cell clones secrete antibodies, which can be tested to evaluate the characteristics. Only B-cell clones that harbor the pre-defined product candidate characteristics are immortalized by a proprietary electrofusion technology. Overall, this procedure is capable of rescuing one of every two antigen-specific B-cells induced in mice. This level of efficiency enables exploration of the full repertoire of B-cells induced to uncover unique antibodies with pre-specified function (the ‘needles in the haystack’) towards validated and novel proprietary targets.

B-Select Product Candidates

APRIL

We have established that A PRoliferation-Inducing Ligand (APRIL) plays a crucial part in the protective bone marrow tumor microenvironment. APRIL is a ligand for the receptors the B-cell maturation antigen, or BCMA, and transmembrane activator and CAML interactor, or TACI, and mediates important B-cell functions. In preclinical studies, APRIL, was shown to be critically involved in the survival, proliferation and chemoresistance of multiple myeloma tumor cells through binding of its receptor BCMA, and APRIL upregulated mechanisms of immune resistance, involving PD-L1, IL-10, TGF-β, and other factors. APRIL serum levels are enhanced in patients diagnosed with multiple myeloma (MM), chronic lymphocytic leukemia (CLL), and colorectal carcinoma and correlate with poor prognosis.

BION-1301

Our anti-APRIL antibody, BION-1301, is our most advanced proprietary B-select mAb, and is being developed as a novel therapy for multiple myeloma. BION-1301, a humanized antibody that blocks APRIL from binding to both receptors BCMA and TACI, has been shown in preclinical studies to halt tumor growth and overcome resistance to MM drugs such as lenalidomide and bortezomib. In addition, BION-1301 has been shown in preclinical studies to inhibit immune suppressive effects of regulatory T cells via TACI which differentiates it from other BCMA targeting approaches such as anti-BCMA bispecifics, antibody drug conjugates and CAR T cells which use only BCMA for MM cell killing.

Multiple Myeloma Overview

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

Clinical Status

In December 2017, we initiated a Phase 1/2 clinical trial of BION-1301 in multiple myeloma.

Phase 1/2 BION-1301 (Ongoing )

The Phase 1/2 is a two-part, multi-center, open-label study designed to evaluate the safety and activity of BION-1301 in patients with relapsed or refractory multiple myeloma whose disease has progressed after at least three prior systemic therapies, including immunomodulatory drugs, or iMiDs, proteasome inhibitors, chemotherapies, or monoclonal antibodies. The Phase 1 part of the study will evaluate the safety, pharmacokinetics and pharmacodynamics of escalating doses of BION-1301. Once the recommended Phase 2 dose is determined, the Phase 2 part of the study will assess the safety and preliminary activity of BION-1301 at the selected dose, with a primary activity endpoint of objective response rate.

CD27

CD27 is a co-stimulatory receptor expressed on different immune cells, such as T-lymphocytes and NK cells. It has been recognized as having a critical role in priming, enhancing and sustaining a productive anti-cancer (CD8 T-cell) adaptive immune response. In preclinical studies, anti-CD27 activation in combination with immune checkpoint inhibition has demonstrated enhanced tumor rejection. We believe our anti-CD27 antibody, which is exclusively licensed to Merck and is being advanced under our license agreement, is distinct because it targets a functional epitope on CD27 that has demonstrated potent activation of the CD27 co-stimulatory pathway in preclinical studies. Our anti-CD27 antibody is currently in preclinical development.

In the figure above, the effect of the anti-CD27 antibody that is being advanced by Merck is illustrated in the MB49 syngeneic mouse model, which is partially sensitive to single agent anti-PD-1 or anti-CD27. As shown, the combination of anti-CD27 activation and PD-1 immune checkpoint inhibition results in enhanced tumor rejection.

CTLA-4

CTLA-4 is a negative regulator of T cell responses, also known as an immune checkpoint. During T cell priming, CTLA-4 directly inhibits co-stimulation by binding of CD80 (B7-1) and/or CD86 (B7-2) on the APC and thereby preventing their interaction with CD28 on the T cell. Blocking CTLA-4 using antibodies has been clinically validated in advanced melanoma. Furthermore, experimental and clinical evidence points towards combination activity of CTLA-4 and PD-1 inhibitors in the treatment of advanced melanoma and other cancers. Based on preclinical models, we believe that CTLA-4 checkpoint inhibitors when combined with strong innate and adaptive immune cell stimulators, such as the STING pathway agonist ADU-S100 as well as LADD-based cancer vaccines, can have an amplified anti-tumor effect against poorly immunogenic tumors. We are developing a proprietary CTLA-4 blocking antibody that could potentially be used alone or in combination with our B-Select product candidates, as well as with the LADD and STING Pathway Activator platforms to increase immunotherapy potency and durability. Our anti-CTLA-4 antibody is being advanced through preclinical development.

LADD Technology Platform Overview

Listeria monocytogenes is a natural bacterium that has inherent characteristics to recruit and activate natural killer, or NK, cells, triggering a strong and immediate innate immune response. Our LADD technology platform modifies Listeria in two ways: (1) by deleting two genes, significantly attenuating Listeria virulence and (2) by engineering the bacterium to express and secrete tumor antigens which prime and enhance an adaptive immune response in the form of a T cell attack specifically against tumor cells.

There are a number of desirable features of the natural biology of Listeria that make it an attractive platform for immuno-oncology drug development, in particular is its ability to induce strong innate and adaptive immune responses by stimulation of CD4+ and CD8+ T cell immunity. There are also practical features of Listeria-based therapies, including (1) that they are not neutralized by the patient’s antibody response, (2) they are designed for repeat administration, and (3) they can be manufactured through a relatively simple and cost-effective fermentation process. We believe we have developed a LADD technology platform that is safe yet retains the potency of the natural, or unmodified, bacteria.

We designed our LADD technology platform by deleting two genes critical to the bacterium’s natural virulence, actA and inlB, which are required for the spread from one cell to another and the infection of hepatocytes, respectively. Our method of attenuation results in the complete deletion of actA and inlB virulence genes, and as a result we believe there is no possibility for reversion to unmodified Listeria. The attenuated strain of bacteria is then modified with new genetic material to encode and express specific tumor antigens via site-specific insertion of antigen expression cassettes into the chromosome of the attenuated platform strain.

Upon intravenous administration, our LADD product candidates initially target APCs, including DCs. DCs circulate in the blood stream and continuously monitor their environment for danger signals by sampling proteins known as antigens from dying tumor cells and pathogens such as Listeria. Activated DCs release cytokines and process the sampled antigens and present them on the cell surface to be recognized by T cells, thereby training the T cells to specifically target the presented antigens. In this way, DCs are initiators of both the innate and adaptive immune responses, as illustrated in the figure below. Our LADD product candidates are designed to leverage the combined effect of broad-based innate immune responses and antigen-specific T cell responses to initiate destruction of tumor cells while sparing normal tissue.

To date, patients treated with our LADD product candidates have experienced drug-related side effects, some of which were Grade 3 adverse events, or AEs, which are considered moderate, and some of which were Grade 4 AEs which are considered severe. Examples of the AEs experienced include fevers, chills, nausea, vomiting, fatigue, headaches, hypotension and listeriosis among others.

Our internal LADD program is focused on the development of personalized LADD therapeutics that encode and express antigens that are based on protein sequences that result from mutations specific to an individual patient’s tumor (neoantigens). These antigens can also be derived from native protein sequences that are highly expressed in patients with certain tumor types (self antigens). We have outlicensed two product candidates based on self antigen-based LADD, ADU-214 and ADU-741, to Janssen.

LADD-based Product Candidates

Personalized LADD

Personalized LADD, or pLADD, is a second-generation LADD technology that leverages the immune-stimulating activity of the Listeria bacterial vector in combination with neoantigens, which are unique, patient-specific tumor markers exclusively expressed in an individual’s tumor cells. Once administered, pLADD therapies are expected to mobilize the immune system in two ways—first, through the immediate recognition of the presence of Listeria as being foreign, and subsequently, through a specific and customized immune attack on cells containing the tumor neoantigens presented by pLADD. We believe the pLADD technology platform is well-

suited to maximize the potential benefit of personalized therapy through the ability to engineer the therapy with multiple tumor-specific neoantigens using a small-scale manufacturing process.

The process to create a patient-specific pLADD therapy  begins by a physician removing tumor cells from the patient. These cells are analyzed in order to obtain sequence data, including any mutations that are unique to the patient’s own tumor. A unique computational algorithm is used to identify and prioritize the patient’s neoantigens. We then create a LADD strain that includes patient-specific neoantigens for administration.

Preclinical Data with pLADD

Preclinical data showed that pLADD induced a robust immune response, including broad innate immune responses involving cytokines and chemokines, as well as antigen-specific adaptive T cell responses. In preclinical models, pLADD remodeled the tumor microenvironment, significantly increasing the CD8 T effector cell counts and decreasing the counts of regulatory T cells (Tregs). The combination of pLADD with an anti-PD-1 agent led to a sustained immune response and significant inhibition of tumor growth in these models.

pLADD in Microsatellite Stable Colorectal Cancer

According to Globocan, there were an estimated 134,000 new cases of colorectal cancer diagnosed in the United States in 2012 and 1.3 million new cases of colorectal cancer diagnosed worldwide in 2012. Approximately 80-85% of colorectal cancer patients are classified as micreosatellite stable, or MSS. In general, MSS tumors have fewer mutations than microsatellite instable tumors and are not responsive to immune checkpoint inhibitor monotherapy, such as anti-PD-1. We believe pLADD may be effective in this patient population due to its unique mechanism of action.

Clinical Status

In December 2016, we entered into an exclusive license agreement with Stanford University for neoantigen identification technology developed by Dr. Hanlee Ji, associate professor of medicine at Stanford, for use in Listeria-based therapeutics. In September 2017, we initiated a Phase 1 clinical trial of pLADD in microsatellite stable colorectal cancer.

Phase 1 pLADD (Ongoing)

The Phase 1 single arm clinical trial is designed to evaluate the safety and tolerability of pLADD, a personalized immunotherapy using patient-specific neoantigens and Aduro’s proprietary LADD platform technology. The trial is seeking to enroll patients with metastatic colorectal cancer that is microsatellite stable. Patients will receive their patient specific immunotherapy  according to the schedule depicted below. The trial is being conducted in collaboration with Stanford University School of Medicine.

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

Janssen is continuing to evaluate ADU-741 in nonclinical combination approaches to treat prostate cancer.

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

STING Pathway Activator Product Candidates

Manufacturing of our STING Activator product candidates generally encompasses both the chemical synthesis of the active pharmaceutical ingredient, or API, and its formulation and fill/finish of the final product. The synthetic process for the manufacture of our STING Activator product candidates is a trade secret and we retain control and ownership of the process. We have contracts with a CMO to produce, release and stability test the ADU-S100 API and drug product. Under our collaboration agreement with Novartis, Novartis has manufacturing rights for the manufacture of ADU-S100.

B-Select Product Candidates

Manufacturing of B-select product candidates includes generation of engineered cell lines that express and secrete the antibody product candidates. After selection of clones that secrete the desired amounts of product candidates, cell banks are generated and stored to preserve identity and characteristics. Process development, upstream and downstream, is undertaken to select optimal conditions for growth and productivity, quality standards and yield. In addition, activities are undertaken to identify formulation composition to establish stability characteristics. We contract with a CMO to develop, produce and release drug substance and drug product for our antibody candidates targeting APRIL and CTLA-4.

Personalized LADD Product Candidates

The process to create a patient-specific pLADD therapy begins by a physician removing tumor cells from the patient. These cells are analyzed in order to sequence the tumor cells, including any mutations that are unique to the patient’s own tumor cells. Unique predictive algorithms for antigen processing are used to identify pertinent tumor antigens. We then create a LADD strain that includes the patient-specific neoantigens for administration.

Once the strain is constructed for a specific patient, the pLADD product candidates are produced through a fermentation process and then concentrated and purified. The drug substance is formulated with cryopreservative and filled into vials that are inspected, labeled and frozen as final drug product. We have contracts with a CMO to produce and release pLADD product candidates.

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

Through licensing and through developing our own portfolio, we have rights to more than 150 issued patents and more than 300 pending applications in the United States and foreign countries. Families within the portfolio are directed to our STING Pathway Activator, our B-select Product candidates and our LADD technology platforms.

STING Activator Family

We own and license families of patents and patent applications directed to our STING Activator product candidates, which target the STING receptor, which, would expire, or if issued would expire, between 2025 and 2038. In particular, we own two issued U.S. patents that expire in 2034; two pending U.S. patent applications and corresponding pending foreign patent applications directed to stereochemically pure cyclic purine dinucleotides and certain other substituted cyclic purine dinucleotides, which if issued would expire in 2033 and 2034; and one pending U.S. patent application and corresponding pending foreign patent applications, one provisional patent application and two international applications directed to certain substituted cyclic purine dinucleotides, which if issued would expire in 2036, 2037 and 2038, not including any patent term extensions that may be available under U.S. laws and assuming continued payment of any applicable fees. Within this portfolio are U.S. and international patent applications directed to compositions and methods for activating STING utilizing our STING Activator product candidates that are jointly owned with the Regents of the University of California, and which, if issued, would expire in 2034. Also within this portfolio are U.S. and international patent applications directed to the use of our STING Activator product candidates in conjunction with cytokine expressing cells, for instance GM-CSF-expressing cells, that are owned jointly with JHU, and which, if issued, would expire in 2033. We also license a family of patents from Karagen Pharmaceuticals directed to certain STING Activator molecules and their use in modulating immune response in a patient, which expire in 2025, not including any patent term extensions that may be available under U.S. laws and assuming continued payment of any applicable fees; a family of patents from the Regents of the University of California also directed to certain STING Activator molecules and their uses that, if issued, would expire in 2034; and a family of patents from a consortium of universities led by Memorial Sloan Kettering also directed to certain STING Activator molecules and their uses that, if issued, would expire in 2034.

B-Select Technology Platform

We own three issued U.S. patents, seven pending U.S. patent applications, including corresponding foreign issued patents and patent applications, and several priority filings to cover our B-cell product candidates and use thereof. The issued U.S. patents that we own expire between 2030 and 2031, not including any patent term extensions that may be available under U.S. laws. Regarding the pending patents application, if these claims were to be issued, they could extend protection for such products until 2038.

LADD Technology Platform

We own eighteen issued U.S. patents, eight pending U.S. patent applications, and corresponding foreign issued patents and patent applications, and additionally we are the exclusive licensee to families of patents and patent applications, all relating to our LADD technology platform. The issued U.S. patents that we own expire between 2024 and 2036, not including any patent term extensions that may be available under U.S. laws. The patents and patent applications, if issued, cover attenuated Listeria strains that have deleted or disrupted genomic actA and inlB virulence genes in conjunction with the expression of non-Listeria polypeptides, as well as to Listeria strains that are engineered to express non-Listeria polypeptides, including cancer antigens or fragments thereof. There are also patents and patent applications, if issued, that cover proprietary antigen expression cassettes and methods which are applicable to Listeria generally and not limited to any particular strain or method of attenuation.

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

EGFRvIII Family

Within this portfolio are two issued U.S. patents and pending U.S. and corresponding foreign patent applications that we co-own with Providence Health & Services–Oregon, a family of patent applications that are directed to Listeria strains that express EGFRvIII antigen. This technology is included in our ADU-623, ADU-214 and other product candidates. The issued U.S. patent expires in 2031, not including any patent term extensions that may be available under U.S. laws and assuming continued payment of any applicable fees.

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

Under the Novartis Agreement, we received an upfront payment of $200.0 million from Novartis in April 2015. In 2016, we earned a $35.0 million development milestone upon initiation of a Phase 1 trial for the first STING product candidate, ADU-S100. We are eligible to receive up to an additional $215.0 million in development milestones and up to an additional $250.0 million in regulatory approval milestones.

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

Since execution of the Janssen ADU-214 Agreement, we received an upfront license fee of $30.0 million and milestone payments of $21.0 million upon completion of various development activities. Under the terms of the Janssen ADU-214 Agreement, we are eligible to receive future contingent payments up to a total of $766.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. We are eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale.

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

Since the execution of the Janssen ADU-741 Agreement, we received an upfront payment of $12.0 million and milestone payments of $10.0 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, we are eligible to receive future contingent payments up to a total of $343.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. We are eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

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

Merck License Agreement

In connection with the acquisition of Aduro Biotech Europe Holdings, Europe B.V., or Aduro Biotech Europe, in October 2015, we became party to an Exclusive Patent and Know How License and Research Collaboration Agreement with Merck Sharp and Dohme B.V. or the Merck Agreement. The Merck Agreement sets forth the parties’ respective obligations for development, and commercialization of certain antibody product candidates.

Since the execution of the Merck License Agreement, we have received $2.0 million in connection with achievement of a development milestone. Under the Merck Agreement we are eligible to receive future contingent payments, including up to $310.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties in the mid-single digits to low teens based on net sales of the product.

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

The Sellers have the opportunity to receive additional contingent payments from Aduro as follows: (i) EUR 6.0 million upon acceptance by the FDA of an investigational new drug application for our anti-CTLA-4 antibody product candidate; and (ii) EUR 20.0 million upon receipt by BioNovion of a US$40.0 million milestone payment under the Merck Agreement, triggered by marketing authorization for the first indication in the United States for our anti-CD27 antibody product candidate.

Our Research and Development and License Agreements

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

Under the MSK Agreement, we paid MSK upfront fees of $50,000 in 2015 and an additional $2.0 million in 2016 in connection with the second amendment of the MSK Agreement. Under the amended MSK Agreement we are required to pay MSK development and regulatory milestone payments totaling up to $875,000 for each licensed product and commercialization milestone payments totaling up to $4.5 million for each licensed product. We are also required to pay MSK royalties based on net sales of licensed products by us and our sublicensees at a rate ranging in the low single digits depending on whether the licensed product is covered by a valid claim of the licensed patents, subject to minimum annual royalties. Our royalty obligation to MSK continues on a country-by-country basis until the later of the expiration of the last patent right covering the licensed product in such country or 10 years from the first commercial sale in such country. We are also obligated to pay MSK a percentage of certain consideration received for the grant of sublicenses, ranging from ten to the mid-twenties.

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

Listeria-Related Agreements

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

Competition

The biotechnology and pharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. A wide variety of institutions, including large pharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and pharmaceutical companies developing immuno-oncology products.

Our competitors in the field of diversified immuno-oncology include: AstraZeneca PLC, Amgen Inc, Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly and Company, GlaxoSmithKline plc, Incyte Corporation, Janssen Pharmaceuticals, Merck & Co., Novartis AG, Pfizer Inc., Roche Holding Ltd, and Sanofi SA. Our competitors in STING-pathway technology include Merck & Co., Inc. and Spring Bank Pharmaceuticals; and for anti-APRIL include Visterra, Inc.; and for pLADD include Advaxis, Inc.; and for anti-CTLA-4 include Bristol-Myers Squibb Company, respectively. While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, among others. Any product candidates that we successfully develop and commercialize will compete with existing and new therapies that may become available in the future. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products.

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

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States and the Netherlands, we are subject to extensive regulation. Federal, state and local government authorities in the United States and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological and pharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Quarterly safety reporting is required for marketed products for the first three years after approval. Annual progress reports detailing the results of the clinical trials (for INDs) and changes to the application (for marketed products) must be submitted to the FDA and NIH. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events that are considered related to study drug, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening adverse reaction that is considered related to study drug within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immuno-oncology trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

There can be no assurance that we will receive orphan drug designation for any indications or for any product candidates.

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

Any product, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

In 2012 the FDA established a Breakthrough Therapy designation which is intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation is available for product candidates that are intended, alone or in combination with one or more other products, to treat serious or life-threatening diseases or conditions and for which preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy designation is a distinct status from both Fast Track designation and priority review, which can also be granted to the same product if relevant criteria are met. If a product is designated as Breakthrough Therapy, FDA will work closely with the sponsor to expedite the development and review of such product.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Further, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future revenue potential and results. We anticipate that the Affordable Care Act and other legislative reforms will result in additional downward pressure on the price that we receive for any approved product, if covered, and could seriously harm our business, though we are still unsure what its full impact will be. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress also could consider additional legislation to repeal or replace other elements of the Affordable Care Act. Thus, the full impact of the Affordable Care Act (or other similar legislation) on our business remains unclear.

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

Additional Regulation

In addition, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. State and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, also affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

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

Employees

As of December 31, 2017, we had 162 full-time employees, 124 of whom were engaged in research and development activities and 38 of whom were engaged in finance, business development, facilities, human resources and administrative support. Of our full-time employees, 41 hold Ph.D. degrees and 2 hold M.D. degrees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2017, 2016 and 2015, we reported a net loss of $91.9 million, $91.1 million, and $39.2 million, respectively. At December 31, 2017, we had an accumulated deficit of $283.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At December 31, 2017, our cash and cash equivalents and marketable securities were $349.7 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

All of our product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive regulatory approval for any of our product candidates. If we are unable to develop or receive marketing approval for our product candidates in a timely manner or at all, our business, financial condition and results of operations may be materially adversely affected.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, because our product candidates are based on new technologies and costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates may be significant, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, although CRS-207 and GVAX Pancreas generated positive results in our Phase 2a metastatic pancreatic cancer study when compared to GVAX Pancreas alone and evaluated in second line or greater; CRS-207 and GVAX Pancreas failed to meet the primary endpoint of an improvement in overall survival for patients with metastatic pancreatic cancer (third line and greater) in our Phase 2b ECLIPSE trial when compared to chemotherapy. Further, based on preliminary results in subsequent trials of CRS-207 in mesothelioma and ovarian cancer as well as business and commercial factors, we determined not to continue the advancement of CRS-207. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that we will not face similar setbacks. Most product candidates that commence clinical trials are never approved as commercial products.

Any delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

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

•	obtaining institutional review board, or IRB, approval at each site;
•	recruiting suitable patients to participate in a trial, which may be more challenging for our LADD programs following our determination not to continue the advancement of CRS-207;
•	achieving an acceptable distribution of such patients based on treating institution and geography;

•	patients not completing a trial or not completing post-treatment follow-up;
•	clinical sites deviating from trial protocol, instructions or dropping out of a trial;
•	regulatory agency-imposed clinical holds;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

Actual or potential conflicts of interest arising from our relationships with investigators could adversely impact the FDA approval process.

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. We also provide grants to investigators’ institutions from time to time. If certain of these relationships exceed specific financial thresholds, they must be reported to the FDA. If these relationships and any related compensation paid results in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay in approval, or rejection, of our marketing applications by the FDA.

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

If unacceptable side effects arise in the development of our product candidates, we could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, in October 2016 after receiving notification that a blood culture sample taken from an indwelling port of a metastatic pancreatic cancer patient tested positive for Listeria, the FDA placed clinical trials involving our LADD investigational agents on partial clinical hold to pause new patient enrollment, this hold was lifted in November 2016. We cannot provide assurances that there will not be further adverse events, or that our trials will not be placed on additional clinical holds in the future. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. In addition, if side effects are observed in competing product candidates that are perceived to have similarities to ours, regulators or patients may infer that our product candidates could cause similar side effects. Any of these occurrences may harm our business, financial condition and prospects significantly.

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
•

We and our contract manufacturers must comply with the FDA’s current good manufacturing practices, or cGMP, regulations and guidelines. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution; and

•

Our STING, B-select and LADD product candidates are temperature sensitive, which must be controlled during storage and transportation, which adds complexity and expense. We rely on third parties to provide controlled temperature storage and shipping. If any third-party provider fails to maintain proper temperature control or if a shipment is delayed in transit for a prolonged period of time, the product could become unsuitable for use.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing legal and regulatory requirements in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Many major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions continue to invest time and resources in developing novel approaches to immuno-oncology. Promising results have spurred significant competition from major pharmaceutical and biotechnology companies alike. Our competitors in the field of diversified immuno-oncology include: AstraZeneca PLC, Amgen Inc, Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly and Company, GlaxoSmithKline plc, Incyte Corporation, Janssen Pharmaceuticals, Merck & Co., Novartis AG, Pfizer Inc., Roche Holding Ltd, and Sanofi SA. Our competitors in STING-pathway technology include Merck & Co., Inc. and Spring Bank Pharmaceuticals; and for anti-APRIL include Visterra, Inc.; and for pLADD include Advaxis, Inc.; and for anti-CTLA-4 include Bristol-Myers Squibb Company, respectively. Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing, market access and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer, our Chief Medical Officer and our Chief Financial Officer, as well as our executive in the Netherlands subsidiary. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. The Northern California region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

At December 31, 2017, we had 162 full-time employees, including 124 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our internal computer systems, or those used by our CROs or other contractors, consultants or vendors, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors, consultants or vendors are vulnerable to damage from computer viruses and unauthorized access. While we have not to our knowledge experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

The use of STING Activator, B-select or LADD product candidates as potential cancer treatments, even if approved, may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. For example, certain of the product candidates that we are developing target a cell surface marker that may be present on non-cancerous cells as well as cancer cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	side effects or results reported for competing products or product candidates that are perceived to have similarities to ours;
•	product labeling or product insert requirements of the FDA or other regulatory authorities, including limitations or warnings;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
•	adverse publicity or ethical or social controversies related to the use of our technologies or similar technologies;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

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
•

We currently hold product liability insurance in amounts that we believe are customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims, which could inhibit the commercialization of products we develop, alone or with collaborators. Our insurance policies may have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

We have, and we may seek to enter into additional, collaboration agreements with other pharmaceutical or biotechnology companies. Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. In the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner. For example, we have entered into a collaboration and license agreement with Novartis for the development and commercialization of STING Activator product candidates in oncology. Under this agreement, we have granted Novartis a co-exclusive license to develop such products worldwide and an exclusive license to commercialize such products outside of the United States. We have also entered into a worldwide development and commercialization agreement with Merck for the development of an anti-CD27 agonist.  In addition, we have entered into exclusive research and license agreements with Janssen for the development and commercialization of ADU-741, GVAX for prostate cancer and ADU-214 for lung cancer. Under these agreements, we have granted Janssen exclusive rights to develop and commercialize LADD product candidates for prostate and lung cancers. We have granted Janssen exclusive rights to develop and commercialize LADD product candidates with certain antigens and antigen combinations implicated in lung and other cancers for all fields of use.  In addition, any termination of our collaboration agreements will terminate the funding we may receive under the relevant collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs.

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

Further, our collaborators may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift such that our product candidates receive less attention or resources than we would like, or they may be terminated altogether. In addition, we could have disputes with our collaborators, including regarding development plans or the interpretation of terms in our agreements. Any such disagreements could lead to delays in the development or commercialization of our product candidates or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.

We rely and will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and plan to continue to depend upon independent investigators, other third parties and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical and clinical trials under agreements with us. We have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We rely and plan to continue relying heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs regulations. Our failure or any failure by these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs, limit supply of our product candidates and interfere with obtaining product commercialization approvals.

We currently rely on outside vendors to manufacture clinical supplies of our product candidates and have limited experience manufacturing our product candidates. In order to develop our product candidates, apply for regulatory approvals and commercialize our products, if approved, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

We may in the future manufacture limited quantities of clinical trial materials ourselves, but currently rely on a limited number of contract manufacturing organizations, or CMOs, for our clinical product supplies. There are risks inherent in the manufacture of medical products that could affect the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up and validating initial production. Typical manufacturing problems include low product yields, quality control failures, product instability, operator error, shortages of qualified personnel, storage mistakes, and unpredictable production costs. If contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, thereby interrupting supply.

If in the future we develop our own manufacturing capabilities by building our own manufacturing facilities, we will incur significant expenditures. In addition, the construction and qualification of our drug substance facility may take several years to complete and there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. In addition, we would likely need to continue to, hire and train qualified employees to staff our facilities.

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties to produce materials required for commercial supply. If we are unable to obtain or maintain CMOs for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we depend, and will depend in the future, on these third parties to perform their obligations in a timely manner and consistent with contractual and regulatory requirements. The failure of any CMO to perform its obligations as expected, or, to the extent we manufacture all or a portion of our product candidates ourselves, our failure to execute on our manufacturing requirements, could adversely affect our business.

If any CMO with whom we contract fails to perform its obligations, our ability to provide our product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

We may not realize the benefits of acquisitions or strategic transactions, including our acquisition of Aduro Biotech Europe.

We acquired Aduro Biotech Europe in October 2015, and may acquire or license other businesses, products or technologies, as well as pursue strategic alliances, joint ventures or investments in complementary businesses. The success of acquisitions, including our acquisition of Aduro Biotech Europe, and any future strategic transactions, depends on a number of risks and uncertainties, including:

•	unanticipated liabilities related to acquired companies;
•	difficulties integrating acquired personnel, technologies and operations into our existing business;
•	retention of key employees;
•	diversion of management time and focus from operating our business to identification, negotiation or management of any strategic alliances or joint ventures or acquisition integration challenges;
•	increases in expenses and reductions in our cash available for operations and other uses;
•	disruption in our relationships with collaborators or suppliers as a result of such a transaction;
•	stock issuances that dilute existing stockholders;
•	competition for appropriate strategic alternatives;
•	difficulty negotiating or executing any such arrangements; and
•	possible write-offs or impairment charges relating to acquired businesses.

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

Our product candidates may be subject to government price controls that may affect our revenue.

There has been heightened governmental scrutiny in the United States and abroad of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, at the federal level such scrutiny has resulted in several recent congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Congress and the Trump administration have each recently indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Outside of the United States, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace other elements of the Affordable Care Act. Thus, the full impact of the Affordable Care Act, or any law replacing elements of it, on our business remains unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

•

the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” made to such physician owners;

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

If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from participation in federal and state healthcare programs and the curtailment or restricting of our operations, any of which could harm our ability to operate our business and our financial results. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

As part of the license agreements with Janssen related to ADU-214 or ADU-741, we have granted Janssen the initial right and responsibility to file, prosecute, maintain and enforce any patents and patent applications that contain pending or issued claims that are specifically directed to the antigens contained in ADU-214 or ADU-741, including the rights to determine the strategy to apply for the extension of the term of certain licensed patents. As part of the license agreement with Merck related to CD27, we have granted Merck the first rights to prosecute certain patent rights, rights to determine the strategy to apply for patent term extensions and we are required to consult with Merck with respect to infringement matters related to certain licensed patents. Our inability to control these intellectual property rights could materially harm our business. For example, if a third party is infringing one of the antigen-specific patents by marketing a product that is identical or similar to ADU-214 for the treatment of lung cancer (such as a biosimilar of ADU-214), Janssen would have the initial right to enforce the antigen-specific patents against the third party and may make decisions with which we may not agree. Further, these partners may decide not to apply for extension of any term of a licensed patent that may otherwise be eligible for extension, which could decrease the royalties for the sale of products relating to such patents.

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

Changes in patent law could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

For instance, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, U.S. patent applications containing or at that at any time contained a claim not entitled to priority before March 16, 2013 are subject to a “first to file” system, in which the first inventor to file a patent application will be entitled to the patent. This “first to file” system requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Donald J. Trump signed into law new tax legislation, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including (1) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); (3) for net operating losses generated after 2017, limitation of the deduction to 80% of current year taxable income, indefinite carryforward of net operating losses and elimination of net operating loss carrybacks; (4) changes in the treatment of offshore earnings regardless of whether they are repatriated; (5) mandatory capitalization of research and development expenses beginning in 2022; (6) immediate deductions for certain new investments instead of deductions for depreciation expense over time; (7) further deduction limits on executive compensation; (8) and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The Tax Act could negatively impact our cash flow for years after 2017.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This periodic report does not discuss the manner in which any such tax legislation might affect us or our stockholders in the future.

Our ability to use net operating loss carryforwards to offset future taxable income, and our ability to use tax credit carryforwards, may be subject to certain limitations.

Our ability to use our federal and state net operating losses, or NOLs, to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.

As of December 31, 2017, we reported U.S. federal, state and foreign NOL’s of approximately $28.2 million, $17.4 million, and $38.9 million, respectively. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, these federal and state NOL’s could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted Tax Act, federal NOL’s generated in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOL’s is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize these NOL’s and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We have experienced an ownership change that we believe under Section 382 of the Code will result in limitations in our ability to use certain of our NOL’s and credits. In addition, we may experience future ownership changes as a result of future offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOL’s and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOL’s generated in 2017 and before, may expire unused. Any such material limitation or expiration of our NOL’s may harm our future operating results by effectively increasing our future tax obligations.

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

Our revenue to date has been primarily derived from research and license agreements, which can result in significant fluctuation in our revenue from period to period, and our past revenue is therefore not necessarily indicative of our future revenue.

Our revenue is primarily derived from our research and license agreements, from which we receive upfront fees, contract research payments, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements and royalties. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from significant payments based on the execution of new research and license agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from research and license agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from these agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.

Once we are no longer an emerging growth company we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

As a public company we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which requires, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company we may take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  Once we are no longer an emerging growth company, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so.  If we are not able to comply with the requirements in a timely manner or at all our financial condition or the market price of our stock may be harmed.  For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We will remain an emerging growth company until the earliest of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict when we will no longer be an emerging growth company at this time.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

In addition, as required by the new revenue recognition standards under ASC 606, Revenue from Contracts with Customers, which applies beginning in the January 1, 2018, we will disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. Market practices surrounding the calculation of this measure are still evolving. It is possible that analysts and investors could misinterpret our disclosure or that the terms of our research or license agreements or other circumstances could cause our methods for preparing this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We moved into our new corporate office and laboratory facility located in Berkeley, California in August 2016. We lease approximately 110,853 square feet pursuant to an Office/Laboratory lease that was entered into in September 2015, or the Heinz Lease. We began incurring rent expense when the landlord delivered possession of the facility to us in March 2016. The Heinz Lease has an initial term of approximately thirteen and a half years expiring on December 31, 2029. We have the right to further extend the Heinz Lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term. We are subleasing approximately 9,500 square feet in our Heinz facilities under subleases that expire December 31, 2020.

We continue to occupy and lease our former office and research and development facility comprised of 25,000 square feet in Berkeley, California, under a non-cancelable operating lease, or the Bancroft Lease. The term of the Bancroft Lease expires on December 31, 2018. The Bancroft Lease also contains an option to extend the lease for an additional two years. We have transitioned the entirety of our Berkeley operations to our Heinz facility and in accordance with the terms of the Bancroft Lease, we have subleased this facility.

We also lease a research and development facility in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease has been extended through December 2018, with a one-year renewal option. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “ADRO” since April 15, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the period indicated the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market:

	High	Low
Year Ending December 31, 2016:
First Quarter	$26.74	$11.54
Second Quarter	$15.63	$8.91
Third Quarter	$16.10	$11.91
Fourth Quarter	$15.25	$9.95

	High	Low
Year Ending December 31, 2017:
First Quarter	$12.30	$10.15
Second Quarter	$11.45	$8.85
Third Quarter	$13.95	$10.55
Fourth Quarter	$11.20	$7.50

On February 23, 2018, the last reported sale price of our common stock on the Nasdaq Global Select Market was $6.60 per share.

Holders of Record

As of February 23, 2018, we had 145 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below shows the cumulative total stockholder return assuming the investment of $100.00 in our common stock, The Nasdaq Global Market Index, and the Nasdaq Biotechnology Index for the period commencing on April 15, 2015 (the first day of trading of our common stock) and ending on December 31, 2017. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock. All amounts are shown are based on the closing price with the exception of April 15, 2015 which is the opening price based on initial trading of Aduro stock.

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

Item 6. Selected Financial Data.

The selected consolidated financial data included in this section are not intended to replace the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data at December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data at December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical consolidated financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015		2014		2013
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Collaboration and license revenue	$17,109	$50,593	$71,689		$13,038		$—
Grant revenue	130	88	1,290		351		828
Total revenue	17,239	50,681	72,979		13,389		828
Operating expenses:
Research and development(1)	89,382	87,718	58,649		23,513		10,687
General and administrative(1)	33,751	34,277	27,805		8,994		4,677
Amortization of intangibles	559	549	89		—		—
Total operating expenses	123,692	122,544	86,543		32,507		15,364
Loss from operations	(106,453)	(71,863)	(13,564)		(19,118)		(14,536)
Loss from remeasurement of fair value of warrants	—	—	(26,077)	(4)	(566)		(162)
Gain on extinguishment of convertible promissory notes	—	—	—		3,553	(2)	—
Interest income (expense), net	3,444	2,219	494		(2,395)	(3)	(1,371)
Other (expense) income, net	(218)	(40)	(161)		1,512		15
Loss before income tax	(103,227)	(69,684)	(39,308)		(17,014)		(16,054)
Income tax benefit (provision)	11,364	(21,464)	99		—		—
Net loss	$(91,863)	$(91,148)	$(39,209)		$(17,014)		$(16,054)
Net loss per common share, basic and diluted	$(1.26)	$(1.40)	$(0.88)		$(53.06)		$(55.80)
Shares used in computing net loss per common share, basic and diluted	72,901,215	65,200,762	44,706,393		320,686		287,711

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Research and development	$9,205	$9,131	$2,493	$202	$194
General and administrative	7,171	5,875	5,937	368	215
Total stock-based compensation	$16,376	$15,006	$8,430	$570	$409

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

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$349,717	$361,906	$431,045	$119,456	$8,532
Working capital (deficit)	308,730	324,132	393,438	81,006	(5,075)
Total assets	445,128	438,611	481,825	126,462	9,880
Note payable to related party	—	—	—	—	200
Convertible promissory notes payable to related parties, net	—	—	—	—	12,789
Convertible preferred stock warrant liability	—	—	—	100	72
Common stock warrant liability	—	—	—	889	505
Convertible preferred stock	—	—	—	139,963	32,224
Accumulated deficit	(283,863)	(192,000)	(100,852)	(61,643)	(44,629)
Total stockholders’ equity (deficit)	237,473	227,220	261,622	(61,297)	(38,758)

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

Overview

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases, including cancer. We believe our three technology platforms are uniquely positioned to recruit and direct the immune system by activating cancer-fighting immune cells and inhibiting immune suppressive cells known to allow tumor growth. Product candidates from our STING Pathway Activator, B-select monoclonal antibody, and LADD, or Live, Attenuated, Double-Deleted Listeria monocytogenes platforms are designed to stimulate and/or regulate innate and adaptive immune responses, either as single agents or in combination with conventional therapies (i.e. chemotherapy and radiation) as well as other novel immunotherapies. Our diverse technology platforms have led to a strong pipeline of clinical and preclinical candidates, which are being developed for a number of cancer indications. Additionally, our platforms have the potential to generate product candidates that address other therapeutic areas, such as autoimmune and infectious diseases.

Immuno-oncology is an emerging field of cancer therapy that aims to activate the immune system in the tumor microenvironment to create and enhance anti-tumor immune responses, as well as to overcome the immuno-suppressive mechanisms that cancer cells have developed against the immune system. Recent developments in the field of immuno-oncology, including checkpoint inhibitors—therapies which work to remove suppression mechanisms that prevent an immune response against cancer cells—have shown the potential to provide efficacy and extended survival, even in cancers where conventional therapies, such as surgery, chemotherapy and radiotherapy, have failed. The immunotherapy field is rapidly advancing with new immuno-oncology combinations that focus on strengthening therapeutic efficacy in a wide range of cancers. We intend to pursue a broad strategy of combining our technology platforms with conventional and novel therapies, based on their mechanisms of action, safety profiles and versatility.

Our STING Pathway Activator platform is designed to activate the intracellular Stimulator of Interferon Genes, or STING, receptor, resulting in a potent tumor-specific immune response. ADU-S100 is the first STING Pathway Activator compound to enter the clinic and is currently being evaluated in Phase 1 studies both as a monotherapy and in combination with an immune checkpoint inhibitor in patients with cutaneously accessible metastatic solid tumors or lymphomas. Our B-select monoclonal antibody platform includes a proprietary ultra-selective functional screening process to identify antibodies with unique binding properties against a broad range of targets that are being designed to modulate the innate and adaptive arms of the immune system. Our most advanced product candidate from the B-select platform, BION-1301, is being evaluated in a Phase 1 clinical trial in mulitiple myeloma. In addition, the B-select platform has delivered a number of immune modulating assets currently in research and preclinical development. Our LADD technology platform is based on proprietary attenuated strains of Listeria that have been engineered to express tumor-associated antigens to induce specific and targeted immune responses. Our LADD program is focused on the development of personalized LADD, or pLADD, therapeutics that encode and express antigens that are based on protein sequences that result from mutations specific to an individual patient’s tumor (neoantigens). These antigens can be also derived from native protein sequences that are highly expressed in patients with certain tumor types (self antigens).

We are developing a pipeline of proprietary product candidates on our own and have a number of collaborations with leading global pharmaceutical companies to expand our products and technology platforms. We are developing STING Activator product candidates in oncology under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis, and an anti-CD27 antibody was developed with and is exclusively licensed to, Merck Sharp and Dohme B.V., or Merck. In addition, we have developed self antigen-based LADD product candidates targeting lung and prostate cancers that are licensed to Janssen Biotech Inc., or Janssen. We have intellectual property protection on our STING, B-select monoclonal antibody and LADD technology platforms and each of our product candidates, some of which we believe can be maintained into the 2030s.

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result we have incurred significant losses. We have funded our operations primarily through the sale of common stock and convertible preferred stock, the issuance of convertible promissory notes, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $91.9 million, $91.1 million, and $39.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, our cash, cash equivalents and marketable securities totaled $349.7 million and our accumulated deficit was $283.9 million.

Recent Developments

In December 2017, we announced our decision to discontinue development of self antigen-based LADD product candidate CRS-207 due to preliminary results from our clinical studies not supporting advancement of the product, as well as business and commercial considerations. Following this decision, we began closeout activities associated with each of our CRS-207 trials. We anticipate that ongoing development of our LADD technology platform will focus on support of our second generation, personalized LADD program, pLADD, and our LADD product candidates licensed to Janssen.

Components of Operating Results

Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from our collaboration and license agreements with Novartis, Janssen and Merck, as well as research and development grants from the U.S. government. We recognize revenue from upfront payments under our Novartis and Janssen agreements ratably over the term of our estimated period of performance under the agreement. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Revenue from milestones, if they are nonrefundable and deemed substantive, is recognized upon successful accomplishment of the milestones. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. We recognize revenue related to research and development grants when the related research expenses are incurred and our specific performance obligations under the terms of the respective contracts are satisfied.

We expect that any revenue we generate from our research and license agreements with Novartis, Janssen and Merck, and any future collaboration partners will fluctuate from year to year as a result of the timing and amount of milestones and other payments.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates, as well as the development of product candidates pursuant to our research and license agreements with Novartis, Janssen and Merck. We recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

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

The following table summarizes our research and development costs allocated by platform:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
B-select	$28,977	$9,927	$169
LADD	22,964	37,789	29,015
STING	11,098	15,492	15,738
Other research and development costs	8,912	11,404	10,733
Subtotal	71,951	74,612	55,655

Stock-based compensation	9,205	9,131	2,493
Facility costs and depreciation	8,226	3,975	501
Total research and development	$89,382	$87,718	$58,649

Other research includes expenses related to early research program investment, sponsored research grants and laboratory supplies and materials.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		Change
	2017	2016	$
	(in thousands)
Revenue:
Collaboration and license revenue	$17,109	$50,593	$(33,484)
Grant revenue	130	88	42
Total revenue	17,239	50,681	(33,442)
Operating expenses:
Research and development	89,382	87,718	1,664
General and administrative	33,751	34,277	(526)
Amortization of intangibles	559	549	10
Total operating expenses	123,692	122,544	1,148
Loss from operations	(106,453)	(71,863)	(34,590)
Interest income, net	3,444	2,219	1,225
Other expense, net	(218)	(40)	(178)
Loss before income tax	(103,227)	(69,684)	(33,543)
Income tax benefit (provision)	11,364	(21,464)	32,828
Net loss	$(91,863)	$(91,148)	$(715)

Revenue

Total revenue decreased by $33.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to the decrease in collaboration and license revenue of $33.5 million. The following table is a summary of our collaboration and license revenue for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Change
	2017	2016	$
	(in thousands)
Collaboration and license revenue:
Novartis	$14,935	$49,815	$(34,880)
Janssen	—	302	(302)
Merck	2,014	279	1,735
Other	160	197	(37)
Total revenue	$17,109	$50,593	$(33,484)

Collaboration and license revenue was $17.1 million for the year ended December 31, 2017, compared to $50.6 million for the year ended December 31, 2016. The decrease in revenue for the year ended December 31, 2017 was primarily due to the recognition of a $35.0 million milestone payment in 2016 in connection with the clinical advancement of ADU-S100 under our agreement with Novartis, partially offset by the recognition of $2.0 million in connection with the achievement of a milestone under our agreement with Merck in 2017.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Change
	2017	2016	$
	(in thousands)
Compensation and related personnel costs	$22,377	$16,476	$5,901
Contract manufacturing	13,533	23,139	(9,606)
Clinical development	9,308	10,499	(1,191)
Stock-based compensation expense	9,205	9,131	74
Contract research	8,870	5,011	3,859
Facility costs and depreciation	8,226	3,975	4,251
Other research and development costs	7,961	1,997	5,964
Supplies and materials	5,414	4,139	1,275
Outside professional services	3,818	5,252	(1,434)
Licensing fees	670	8,099	(7,429)
Total research and development	$89,382	$87,718	$1,664

Research and development expenses were $89.4 million for the year ended December 31, 2017, an increase of $1.7 million compared to the year ended December 31, 2016. The increase was primarily due to higher personnel related costs of $5.9 million due to increased headcount and an increase of $4.3 million primarily due to the relocation of our office and laboratory facility in the third quarter of 2016. In addition, there was a $6.0 million increase in other research and development costs which included the revaluation of contingent consideration for our anti-CTLA-4 antibody and a $1.3 million increase in supplies and materials related to our anti-CTLA-4 and anti-APRIL antibodies. Contract research increased by $3.9 million primarily due to sponsored research grants made to UC Berkeley. These increases in expenses were partially offset by decreases in contract manufacturing expenses of $9.6 million and clinical development expenses of $1.2 million, primarily related to GVAX Pancreas manufacturing activities in early 2016, which did not occur in 2017. The expenses were also offset by a decrease in licensing fees of $7.4 million due to payments made in 2016 in relation to our STING Activator technology as well as lower outside professional services and consulting costs of $1.4 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Change
	2017	2016	$
	(in thousands)
Compensation and related personnel costs	$10,633	$10,723	$(90)
Outside professional services	8,622	10,147	(1,525)
Stock-based compensation expense	7,171	5,875	1,296
Facility costs and depreciation	3,953	4,295	(342)
Other general and administrative	3,372	3,237	135
Total general and administrative	$33,751	$34,277	$(526)

General and administrative expenses were $33.8 million for the year ended December 31, 2017, a decrease of $0.5 million, compared to the year ended December 31, 2016. The decrease was primarily due to lower outside professional services of $1.6 million and lower allocation of facility costs to general and administrative expense. The decrease was partially offset by an increase in stock-based compensation expense of $1.3 million due to the issuance of restricted stock units during 2017.

Interest Income, Net

Interest income was $3.4 million for the year ended December 31, 2017, an increase of $1.2 million, compared to the year ended December 31, 2016. The increase in interest income earned in 2017 was primarily due to the increased interest rates.

Other Expense, Net

Other expense, net was a net expense of $218,000 for the year ended December 31, 2017, an increase of $178,000 compared to a net expense of $40,000 for the year ended December 31, 2016. The increase was primarily related to fluctuations from foreign currency transaction gains and losses.

Income tax benefit (provision)

Income tax benefit was $11.4 million for the year ended December 31, 2017 compared to an income tax provision of $21.5 million the year ended December 31, 2016. The change was primarily related to a current federal income benefit associated with the carryback of the 2017 loss versus 2016 income tax expense related to current federal income taxes on deferred revenue recognized in 2016.

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Change
	2016	2015	$
	(in thousands)
Revenue:
Collaboration and license revenue	$50,593	$71,689	$(21,096)
Grant revenue	88	1,290	(1,202)
Total revenue	50,681	72,979	(22,298)
Operating expenses:
Research and development	87,718	58,649	29,069
General and administrative	34,277	27,805	6,472
Amortization of intangibles	549	89	460
Total operating expenses	122,544	86,543	36,001
Loss from operations	(71,863)	(13,564)	(58,299)
Loss from remeasurement of fair value of warrants	—	(26,077)	26,077
Interest income, net	2,219	494	1,725
Other expense, net	(40)	(161)	121
Loss before income tax	(69,684)	(39,308)	(30,376)
Income tax (provision) benefit	(21,464)	99	(21,563)
Net loss	$(91,148)	$(39,209)	$(51,939)

Revenue

The following table is a summary of our collaboration and license revenues for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Collaboration and license revenue:
Novartis	$49,815	$8,589	$41,226
Janssen	302	62,585	(62,283)
Other	476	515	(39)
Total revenue	$50,593	$71,689	$(21,096)

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

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Change
	2016	2015	$
	(in thousands)
Contract manufacturing	$23,139	$14,652	$8,487
Compensation and related personnel costs	16,476	10,959	5,517
Clinical development	10,499	11,161	(662)
Stock-based compensation expense	9,131	2,493	6,638
Licensing fees	8,099	9,839	(1,740)
Other research and development costs	6,136	3,679	2,457
Outside professional services	5,252	4,188	1,064
Contract research	5,011	1,177	3,834
Facility costs and depreciation	3,975	501	3,474
Total research and development	$87,718	$58,649	$29,069

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

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Change
	2016	2015	$
	(in thousands)
Compensation and related personnel costs.	$10,723	$8,171	$2,552
Outside professional services	10,147	9,852	295
Stock-based compensation expense	5,875	5,937	(62)
Facility costs and depreciation	4,295	1,477	2,818
Other general and administrative	3,237	2,368	869
Total general and administrative	$34,277	$27,805	$6,472

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

Interest Income, Net

Interest income, net was $2.2 million for the year ended December 31, 2016, an increase of $1.7 million, compared to the year ended December 31, 2015. The increase was primarily due to interest income earned during the full year 2016 compared to a partial year of interest income earned in 2015 from our funds invested in cash equivalents and marketable securities.

Other Income (Expense), Net

Other (expense) income, net was an expense of $40,000 for the year ended December 31, 2016, a decrease of $121,000 compared to the year ended December 31, 2015. The decrease was primarily related to fluctuations from foreign currency transaction gains and losses.

Income tax (provision) benefit

Provision for income taxes was $21.5 million for the year ended December 31, 2016, an increase of $21.6 million compared to the year ended December 31, 2015. The income tax expense recorded during 2016 was primarily related to current federal income taxes on deferred revenue recognition in 2016, offset by partial valuation allowance release.

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock, proceeds from our collaboration and license agreements and revenue from government grants. At December 31, 2017, we had cash, cash equivalents and marketable securities of $349.7 million. We believe that our available cash, cash equivalents and marketable securities and anticipated funding from our collaboration agreements will be sufficient to fund our planned operations through 2020. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

In May 2016, we entered into an “at-the-market” sales agreement, or the 2016 Sales Agreement, with Cowen and Company, LLC, or Cowen, for the offer and sale of shares of our common stock having an aggregate offering of up to $100.0 million from time to time through Cowen, acting as sales agent. The issuance and sale of these shares by us pursuant to the 2016 Sales Agreement were deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2016 Sales Agreement, we agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2016 Sales Agreement. During the year ended December 31, 2017, we received net proceeds of $60.5 million after deducting commissions and expenses payable by us, from the sale of 5,823,789 shares of common stock pursuant to the 2016 Sales Agreement. Since the inception of the 2016 Sales Agreement through December 31, 2017, we have sold a total of 8,350,018 shares and received net total proceeds of $97.3 million. As of December 31, 2017, there were no amounts remaining for future sales under the 2016 Sales Agreement.

In August 2017, we entered into a subsequent “at-the-market” sales agreement, or the 2017 Sales Agreement, with Cowen, through which we may offer and sell shares of our common stock having an aggregate offering of up to $100.0 million through Cowen, acting as sales agent. Similar to the 2016 Sales Agreement, we will pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. During the year ended December 31, 2017, we received net proceeds of $18.5 million, after deducting commissions and expenses payable by us, from the sale of 1,670,649 shares of common stock pursuant to the 2017 Sales Agreement. As of December 31, 2017, we had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-211063) or an effective replacement shelf registration statement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(88,856)	$(86,076)	$154,810
Investing activities	88,941	(32,533)	(297,988)
Financing activities	82,054	43,085	174,178
Effect of exchange rate changes	543	—	—
Net change in cash and cash equivalents	$82,682	$(75,524)	$31,000

Operating Activities

Net cash used in operating activities was $88.9 million for the year ended December 31, 2017, compared to $86.1 million for the year ended December 31, 2016. The increase in net cash used in operating activities during 2017 was due to additional headcount, higher facility related costs, increased clinical trial activities and other research and development activities.

Net cash used in operating activities was $86.1 million for the year ended December 31, 2016, compared to net cash provided by operating activities of $154.8 million for the year ended December 31, 2015. Net cash used in operating activities during 2016 was primarily related to operating expenses, headcount growth, increased clinical trial activities and other research and development, as compared to net cash provided by operating activities in 2015 which resulted primarily from the $200 million upfront payment from Novartis received in 2015.

Investing Activities

Net cash provided by investing activities was $88.9 million for the year ended December 31, 2017, compared to net cash used in investing activities of $32.5 million for the year ended December 31, 2016. The change was primarily due to lower expenditures for leasehold improvements and timing of purchased marketable securities in 2017 as compared to 2016.

Net cash used in investing activities was $32.5 million for the year ended December 31, 2016, compared to $298.0 million for the year ended December 31, 2015. The decrease in net cash used was primarily due to proceeds from the sale of marketable securities in 2016 partially offset by capital expenditures related to leasehold improvements and office/lab equipment.

Financing Activities

Net cash provided by financing activities was $82.1 million for the year ended December 31, 2017, compared to $43.1 million for the year ended December 31, 2016. The increase was primarily related to higher net cash proceeds from the sale of our common stock in our at-the-market offering under our 2016 Sales Agreement with Cowen and Company in 2017.

Net cash provided by financing activities was $43.1 million for the year ended December 31, 2016, compared to $174.2 million for the year ended December 31, 2015. The decrease was primarily related to net proceeds of $150.3 million from the IPO and private placement, and $22.5 million in net proceeds from sale of our convertible preferred stock in 2015 partially offset by net cash proceeds of $36.8 million from the sale of our common stock in our at-the-market offering under our 2016 Sales Agreement with Cowen and Company in 2016.

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

Milestones are considered substantive if all of the following conditions are met: (1) the milestone is nonrefundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and (4) the amount of the milestone appears reasonable in relation to the effort expended, and the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value. Such payments that are contingent upon the achievement of a substantive milestone are recognized entirely as revenue in the period in which the milestone is achieved. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. If there are no remaining performance obligations, we recognize the revenue in the period it is earned.

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

We recorded stock-based compensation expense related to options granted of $11.9 million, $10.4 million, and $8.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Income Taxes

The benefit for income taxes was $11.4 million for the year ended December 31, 2017, a decrease of $32.8 million compared to the year ended December 31, 2016. The income tax benefit recorded during 2017 was primarily related to current federal income taxes benefit associated with the carryback of the 2017 loss.

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. A full valuation allowance is maintained on the U.S. net deferred tax assets. A partial valuation allowance is maintained on the Netherlands NOL deferred tax asset. We intend to maintain the valuation allowance on the remaining net federal and state deferred tax assets until sufficient positive evidence exists to support valuation allowance reversals.

At December 31, 2017, we have operating loss, or NOL, carryforwards (before tax effects) for federal, state and foreign income tax purposes of $28.2 million, $17.4 million, and $38.9 million respectively. These federal, state and foreign NOL carryforwards will begin to expire in 2027, 2033 and 2023, respectively, if not utilized. In addition, we have federal and state tax credit carryforwards of $36.5 million and $6.0 million, respectively, to offset future income tax liabilities. The federal tax credits can be carried forward for 20 years and will start to expire in 2034, if not utilized, while the state tax credits can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize NOL carryforwards or other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.”

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other changes is a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax assets, which resulted in a reduction in the value of our deferred tax asset of approximately $26.5 million, offset by the change in valuation allowance of $26.5 million, for the year ended December 31, 2017. In addition, the Act repeals the two-year carryback for losses arising in tax years ending after 2017. As a result, the Company recognized deferred tax expense of $3.4 million, for the year ended December 31, 2017 due to the inability to carryback existing temporary differences after 2017.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, would be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined. Due to the broad complexities of the Tax Act, under the guidance of Staff Accounting Bulletin 118, we have determined a reasonable estimate for the effects of the Tax Act, and reported the estimates as provisional amounts in our financial statements for which the accounting under ASC Topic 740 is completed.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations at December 31, 2017:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$5,750	$11,233	$10,792	$41,406	$69,181
Total contractual obligations	$5,750	$11,233	$10,792	$41,406	$69,181

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for us on January 1, 2018, with early adoption permitted.

The Company has completed its assessment of the impact of the new revenue standard on the Company’s financial statements and internal controls. The Company will adopt the new standard and its related amendments effective January 1, 2018 using the modified retrospective method. Therefore, comparative information will not be adjusted and will continue to be reported under ASC 605 with the impact of the adoption reflected in opening accumulated deficit. The most significant impact of the standard relates to our collaboration agreement with Novartis, primarily regarding the recognition of revenue from milestone payments and the method of revenue recognition for performance obligations that are delivered over time. Under the new standard, milestone payments are included in the transaction price as variable consideration, subject to a constraint, and are allocated to the performance obligations in the contract. Therefore, the milestone payments will be recognized over the performance period rather than when achieved. In addition, legacy guidance permitted straight-line recognition of revenue for performance obligations that are delivered over time. The new standard requires an entity to recognize revenue based on the pattern of transfer of the services. We estimate that the cumulative impact of the adoption of Topic 606 will be an increase of $25.0 million in the opening balance of its accumulated deficit on January 1, 2018 and a corresponding increase in deferred revenue which would be recognized in future periods.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We have evaluated the impact of this guidance and have concluded that adoption of the standard will not have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. We have evaluated the impact of this guidance and have concluded that adoption of the standard will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We have evaluated the impact of this guidance and have concluded that the adoption of the standard will not have a material impact on our consolidated statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash, cash equivalents, and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We plan to adopt this standard on January 1, 2018 utilizing the required retrospective transition method. The adoption of ASU 2016-18 on January 1, 2018 will change the presentation and classification of restricted cash in our consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces the complexity of applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard is effective for annual periods beginning after December 15, 2017. We have evaluated the impact of this guidance and have concluded that adoption of the standard will not have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeitures. Formerly, these excess tax benefits were recognized in additional paid-in capital and tax deficiencies (to the extent there were previous tax benefits) were recognized as an offset to accumulated excess tax benefits. If no previous tax benefit existed, the deficiencies were recognized in the income statement as an increase to income tax expense. The changes require all excess tax benefits and tax deficiencies related to share-based payments be recognized as income tax expense or benefit in the income statement. The excess tax benefits are no longer included in the assumed proceeds of the diluted EPS calculation, which results in stock-based awards being more dilutive. Lastly, we elected to continue to estimate forfeitures based on historical data and recognize forfeiture compensation expense over the vesting period of the award. This standard is effective prospectively for annual reporting periods, and interim periods therein, beginning after December 15, 2016. We adopted this ASU on January 1, 2017, on a prospective basis, which resulted in the recognition of excess tax benefits within the Consolidated Statements of Operations rather than paid-in capital in the Consolidated Balance Sheets of $4.5 million for the year ended December 31, 2017. Further, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. The Company adopted this change on a prospective basis, which resulted in a $4.5 million increase in cash provided by operating activities and a $4.5 million decrease in cash provided by financing activities in fiscal 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2017, we had cash, cash equivalents and marketable securities of $349.7 million, which consisted of bank deposits, money market funds, commercial paper, U.S. government and agency securities and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. The cash and cash equivalents are held for working capital purposes. The marketable securities are held for capital preservation purposes.

We have not been nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Aduro Biotech Europe with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2017 was $2.2 million primarily related to translation of Aduro Biotech Europe assets, liabilities and operating results from Euros to U.S. dollars. As of December 31, 2017, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

Item 8. Financial Statements and Supplementary Data.

ADURO BIOTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aduro Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aduro Biotech, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to the as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 1, 2018

We have served as the Company's auditor since 2014.

ADURO BIOTECH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$157,614	$74,932
Short-term marketable securities	168,489	272,500
Accounts receivable	989	1,138
Income tax receivable	17,495	—
Prepaid expenses and other current assets	5,544	6,194
Total current assets	350,131	354,764
Long-term marketable securities	23,614	14,474
Property and equipment, net	31,085	26,384
Goodwill	8,723	7,658
Intangible assets, net	31,107	27,827
Restricted cash	468	468
Deferred tax assets	—	6,319
Other assets	—	717
Total assets	$445,128	$438,611
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,150	$2,206
Accrued clinical trial and manufacturing expenses	5,898	4,777
Accrued expenses and other liabilities	12,601	8,597
Contingent consideration	6,829	—
Deferred revenue	14,923	15,052
Total current liabilities	41,401	30,632
Deferred rent	9,991	6,786
Contingent consideration	759	4,032
Deferred revenue	148,148	162,963
Deferred tax liabilities	6,538	5,869
Other long term liabilities	818	1,109
Total liabilities	207,655	211,391
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2017 and 2016; and no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2017 and 2016; and 77,736,201 and 67,918,246 shares issued and outstanding at December 31, 2017 and 2016	8	7
Additional paid-in capital	519,435	420,897
Accumulated other comprehensive income (loss)	1,893	(1,684)
Accumulated deficit	(283,863)	(192,000)
Total stockholders’ equity	237,473	227,220
Total liabilities and stockholders’ equity	$445,128	$438,611

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration and license revenue	$17,109	$50,593	$71,689
Grant revenue	130	88	1,290
Total revenue	17,239	50,681	72,979
Operating expenses:
Research and development	89,382	87,718	58,649
General and administrative	33,751	34,277	27,805
Amortization of intangible assets	559	549	89
Total operating expenses	123,692	122,544	86,543
Loss from operations	(106,453)	(71,863)	(13,564)
Loss from remeasurement of fair value of warrants	—	—	(26,077)
Interest income, net	3,444	2,219	494
Other expense, net	(218)	(40)	(161)
Loss before income tax	(103,227)	(69,684)	(39,308)
Income tax benefit (provision)	11,364	(21,464)	99
Net loss	$(91,863)	$(91,148)	$(39,209)
Net loss per common share, basic and diluted	$(1.26)	$(1.40)	$(0.88)
Shares used in computing net loss per common share, basic and diluted	72,901,215	65,200,762	44,706,393

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2017	2016	2015
Net loss	$(91,863)	$(91,148)	$(39,209)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax of $0	(155)	40	(181)
Foreign currency translation adjustments, net of tax of $0	3,732	(1,385)	(158)
Comprehensive loss	$(88,286)	$(92,493)	$(39,548)

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	69,608,339	139,963	361,997	—	346	—	(61,643)	(61,297)
Issuance of Series E convertible preferred stock for cash, net of issuance costs	2,361,029	24,992	—	—	—	—	—	—
Issuance of convertible preferred stock upon exercise of preferred stock warrants	6,668	9	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(71,976,036)	(164,964)	51,822,659	5	164,959	—	—	164,964
Issuance of common stock in initial public offering	—	—	8,050,000	1	124,192	—	—	124,193
Issuance of common stock in private placement	—	—	1,470,588	—	25,000	—	—	25,000
Reclassification of convertible preferred stock and common stock warrant liability to additional paid-in capital	—	—	—	—	27,066	—	—	27,066
Issuance of common stock upon exercise of stock options and grant of restricted stock	—	—	843,441	—	673	—	—	673
Issuance of common stock upon exercise of warrants	—	—	302,269	—	117	—	—	117
Issuance of common stock in business acquisition (Note 5)	—	—	697,306	—	11,452	—	—	11,452
Issuance of common stock under Employee Stock Purchase Plan	—	—	39,573	—	572	—	—	572
Stock-based compensation	—	—	—	—	8,430	—	—	8,430
Other comprehensive loss	—	—	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	—	—	(39,209)	(39,209)
Balance at December 31, 2015	—	—	63,587,833	6	362,807	(339)	(100,852)	261,622
Issuance of common stock upon exercise of stock options	—	—	873,735	—	903	—	—	903
Issuance of common stock upon exercise of warrants	—	—	831,513	—	97	—	—	97
Issuance of common stock under Employee Stock Purchase Plan	—	—	98,936	—	835	—	—	835
Issuance of common stock upon at the market offering (Note 10)	—	—	2,526,229	1	36,805	—	—	36,806
Stock-based compensation	—	—	—	—	15,006	—	—	15,006
Excess tax benefit from stock-based compensation	—	—	—	—	4,444	—	—	4,444
Other comprehensive loss	—	—	—	—	—	(1,345)	—	(1,345)
Net loss	—	—	—	—	—	—	(91,148)	(91,148)
Balance at December 31, 2016	—	—	67,918,246	7	420,897	(1,684)	(192,000)	227,220
Issuance of common stock upon exercise of stock options	—	—	2,041,862	—	2,304	—	—	2,304
Issuance of common stock upon exercise of warrants	—	—	28,243	—	40	—	—	40
Issuance of common stock under Employee Stock Purchase Plan	—	—	103,562	—	828	—	—	828
Issuance of common stock upon at the market offering (Note 10)	—	—	7,494,438	1	78,990	—	—	78,991
Release of restricted stock units	—	—	149,850	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,376	—	—	16,376
Other comprehensive income	—	—	—	—	—	3,577	—	3,577
Net loss	—	—	—	—	—	—	(91,863)	(91,863)
Balance at December 31, 2017	—	$—	77,736,201	$8	$519,435	$1,893	$(283,863)	$237,473

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net loss	$(91,863)	$(91,148)	$(39,209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,426	2,003	634
Amortization of intangibles	559	549	89
Accretion of discounts and amortization of premiums on marketable securities	621	1,831	725
Stock-based compensation	16,376	15,006	8,430
Excess tax benefit from stock-based compensation	—	(4,444)	—
Loss from remeasurement of fair value of contingent consideration	2,824	400	—
Loss from remeasurement of fair value of warrants	—	—	26,077
Loss on disposal of property and equipment	9	15	—
Deferred income tax	6,180	(7,800)	—
Changes in operating assets and liabilities:
Accounts receivable	149	3,708	(1,693)
Income tax receivable	(17,495)	—	—
Prepaid expenses and other assets	1,535	3,487	(2,654)
Accounts payable	(1,206)	(2,851)	1,537
Deferred revenue	(14,944)	(15,068)	157,064
Accrued clinical trial and manufacturing expenses	924	(745)	2,172
Accrued expenses and other liabilities	4,049	8,981	1,638
Net cash (used in) provided by operating activities	(88,856)	(86,076)	154,810
Cash Flows from Investing Activities
Purchase of marketable securities	(260,435)	(359,500)	(359,378)
Proceeds from maturities of marketable securities	354,530	351,322	77,885
Restricted cash	—	(468)	—
Purchase of property and equipment	(5,154)	(23,887)	(2,174)
Acquisition, net of cash acquired	—	—	(14,321)
Net cash provided by (used in) investing activities	88,941	(32,533)	(297,988)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	78,991	36,806	150,283
Excess tax benefit from stock-based compensation	—	4,444	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	22,522
Proceeds from exercise of stock options and warrants	2,235	1,000	801
Proceeds from employee stock purchase plan	828	835	572
Net cash provided by financing activities	82,054	43,085	174,178
Effect of exchange rate changes on cash	543	—	—
Net increase (decrease) in cash and cash equivalents	82,682	(75,524)	31,000
Cash and cash equivalents at beginning of period	74,932	150,456	119,456
Cash and cash equivalents at end of period	$157,614	$74,932	$150,456
Supplemental Disclosure
Cash paid for taxes	$1,106	$22,400	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Stock issued in connection with business acquisition	$—	$—	$11,452
Conversion of convertible preferred stock to common stock	$—	$—	$164,964
Reclassification of warrant liabilities to additional paid-in capital	$—	$—	$27,066
Purchase of property and equipment in accounts payable and accrued liabilities	$2,790	$447	$692

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

The Company believes its three technology platforms are uniquely positioned to recruit and direct the immune system by activating cancer-fighting immune cells and inhibiting immune suppressive cells known to allow tumor growth. Product candidates from the Company’s STING Pathway, B-select monoclonal antibody, and LADD, or Live, Attenuated, Double-Deleted Listeria monocytogenes, platforms are designed to stimulate and/or regulate innate and adaptive immune responses, either as single agents or in combination with conventional therapies (chemotherapy and radiation) as well as other novel immunotherapies. The Company’s diverse technology platforms have led to a strong pipeline of clinical and preclinical candidates, which are being developed for a number of cancer indications. Additionally, Aduro’s platforms have the potential to generate product candidates that address other therapeutic areas, such as autoimmune and infectious diseases. The Company is also collaborating with leading global pharmaceutical companies to expand its products and technology platforms.

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

Deferred revenue at December 31, 2017 and 2016 represents the portion of payments received for which the earnings process has not been completed. Deferred revenue expected to be recognized within the next 12 months is classified as a current liability.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase. At December 31, 2017 and 2016, cash and cash equivalents consisted of cash in bank deposits, money market funds held at financial institutions, commercial paper and U.S. government and agency securities. The recorded carrying amount of cash equivalents approximates their fair value.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income taxes are classified as noncurrent. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Foreign currency transaction gains and losses are recorded as they are realized.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for the Company on January 1, 2018, with early adoption permitted.

The Company has completed its assessment of the impact of the new revenue standard on the Company’s financial statements and internal controls. The Company will adopt the new standard and its related amendments effective January 1, 2018 using the modified retrospective method. Therefore, comparative information will not be adjusted and will continue to be reported under ASC 605 with the impact of the adoption reflected in opening accumulated deficit. The most significant impact of the standard relates to the Company’s collaboration agreement with Novartis, primarily regarding the recognition of revenue from milestone payments and the method of revenue recognition for performance obligations that are delivered over time. Under the new standard, milestone payments are included in the transaction price as variable consideration, subject to a constraint, and are allocated to the performance obligations in the contract. Therefore, the milestone payments will be recognized over the performance period rather than when achieved. In addition, legacy guidance permitted straight-line recognition of revenue for performance obligations that are delivered over time. The new standard requires an entity to recognize revenue based on the pattern of transfer of the services. The Company estimates that the cumulative impact of the adoption of Topic 606 will be an increase of $25.0 million in the opening balance of its accumulated deficit on January 1, 2018 and a corresponding increase in deferred revenue which would be recognized in future periods.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeitures. Formerly, these excess tax benefits were recognized in additional paid-in capital and tax deficiencies (to the extent there were previous tax benefits) were recognized as an offset to accumulated excess tax benefits. If no previous tax benefit existed, the deficiencies were recognized in the income statement as an increase to income tax expense. The changes require all excess tax benefits and tax deficiencies related to share-based payments be recognized as income tax expense or benefit in the income statement. The excess tax benefits are no longer included in the assumed proceeds of the diluted EPS calculation, which results in stock-based awards being more dilutive. Lastly, the Company elected to continue to estimate forfeitures based on historical data and recognize forfeiture compensation expense over the vesting period of the award. This standard is effective prospectively for annual reporting periods, and interim periods therein, beginning after December 15, 2016. The Company adopted this ASU on January 1, 2017, on a prospective basis, which resulted in the recognition of excess tax benefits within the Consolidated Statements of Operations rather than paid-in capital in the Consolidated Balance Sheets of $4.5 million for the year ended December 31, 2017. Further, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. The Company adopted this change on a prospective basis, which resulted in a $4.5 million increase in cash provided by operating activities and a $4.5 million decrease in cash provided by financing activities in fiscal 2017.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$86,461	$—	$—	$86,461
U.S. government and agency securities	—	108,076	—	108,076
Corporate debt securities	—	58,496	—	58,496
Commercial paper	—	74,011	—	74,011
Total	$86,461	$240,583	$—	$327,044
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$7,588	$7,588
Total	$—	$—	$7,588	$7,588

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$54,318	$—	$—	$54,318
U.S. government and agency securities	—	166,800	—	166,800
Corporate debt securities	—	77,880	—	77,880
Commercial paper	—	49,643	—	49,643
Total	$54,318	$294,323	$—	$348,641
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$4,032	$4,032
Total	$—	$—	$4,032	$4,032

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, there were no transfers between the fair value measurement category levels.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2015	$3,750
Net increase in fair value upon revaluation	400
Foreign currency impact	(118)
Balance at December 31, 2016	4,032
Net increase in fair value upon revaluation	2,824
Foreign currency impact	732
Balance at December 31, 2017	$7,588

The following tables summarize the estimated value of the Company’s cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$22,673	$—	$—	$22,673
Money market funds	86,461	—	—	86,461
Commercial paper	48,480	—	—	48,480
Total cash and cash equivalents	$157,614	$—	$—	$157,614
Marketable securities:
U.S. government and agency securities	$108,317	$—	$(241)	$108,076
Corporate debt securities	58,551	1	(56)	58,496
Commercial paper	25,531	—	—	25,531
Total marketable securities	$192,399	$1	$(297)	$192,103

	December 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$13,265	$—	$—	$13,265
Money market funds	54,318	—	—	54,318
Commercial paper	7,349	—	—	7,349
Total cash and cash equivalents	$74,932	$—	$—	$74,932
Marketable securities:
U.S. government and agency securities	$166,854	$7	$(61)	$166,800
Corporate debt securities	77,967	—	(87)	77,880
Commercial paper	42,294	—	—	42,294
Total marketable securities	$287,115	$7	$(148)	$286,974

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of December 31, 2017 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Mature in one year or less	$168,630	$1	$(142)	$168,489
Mature after one year through two years	23,769	—	(155)	$23,614
Total available-for-sale marketable securities	$192,399	$1	$(297)	$192,103

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Lab equipment	$7,243	$5,379
Computer and office equipment	2,016	1,755
Furniture and fixtures	1,767	1,479
Leasehold improvements	27,102	17,473
Construction in progress	54	3,930
Total property and equipment	38,182	30,016
Less: accumulated depreciation	(7,097)	(3,632)
Property and equipment, net	$31,085	$26,384

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $3.4 million, $2.0 million, and $634,000, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Compensation and related benefits	$5,320	$4,228
Accrued property and equipment	2,790	447
Accrued research expense	1,763	122
Professional and consulting services	1,586	1,168
Other	1,142	1,826
Income tax payable	—	806
Total accrued expenses and other liabilities	$12,601	$8,597

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

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the year ended December 31, 2015. Adjustments have been made to give effect to pro forma events that are directly attributable to the acquisition such as amortization expense from acquired intangible assets, stock-based compensation expense related to the acquisition and acquisition-related transaction costs. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Aduro Biotech Europe. Accordingly, these unaudited pro forma results are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands, except per share data):

Year Ended December 31
2015
(Unaudited)
Revenue	$78,272
Net loss	(39,520)
Basic and diluted net loss per share	(0.76)

The unaudited pro forma combined financial information includes non-recurring pro forma adjustments including acquisition-related transaction costs of $2.3 million for the year ended December 31, 2015, stock-based compensation expense as a direct result of the acquisition of $2.1 million for the year ended December 31, 2015, and intangible asset amortization of $0.5 million for the year ended December 31, 2015.

6. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2016	$7,658
Foreign currency translation adjustment	1,065
Balance at December 31, 2017	$8,723

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,847	$1,283	$10,564
Total intangible assets with finite lives	11,847	1,283	10,564
Acquired IPR&D assets	20,543	—	20,543
Total intangible assets	$32,390	$1,283	$31,107

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,400	$607	$9,793
Total intangible assets with finite lives	10,400	607	9,793
Acquired IPR&D assets	18,034	—	18,034
Total intangible assets	$28,434	$607	$27,827

Intangible assets are carried at cost less accumulated amortization. Amortization is over a period of 20 years and the amortization expense is recorded in operating expenses. The increase in the gross carrying amount of intangible assets as of December 31, 2017 compared to December 31, 2016 reflected a positive impact of foreign currency exchange which was primarily due to the strengthening of the Euro against the U.S. dollar.

Amortization expense was $559,000 and $549,000 for the years ended December 31, 2017 and 2016, respectively, and $89,000 for the year ended December 31, 2015. Based on finite-lived intangible assets recorded as of December 31, 2017, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2018	$592
2019	592
2020	592
2021	592
2022	592

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

For the years ended December 31, 2017 and 2016, the Company recognized revenue from its collaboration with Novartis totaling $14.9 million and $14.8 million, respectively. The remaining balance of the upfront fee of $163.0 million and $177.8 million is included in deferred revenue at December 31, 2017 and 2016, respectively.

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

Since the inception of the Janssen ADU-214 Agreement, the Company received an upfront license fee of $30.0 million and milestone payments of $21.0 million upon completion of various development activities. Under the terms of the Janssen ADU-214 Agreement, the Company is eligible to receive future contingent payments up to a total of $766.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale.

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

Since the inception of the Janssen ADU-741 Agreement, the Company received an upfront payment of $12.0 million and milestone payments of $10.0 million upon completion of certain development activities. Under the terms of the Janssen ADU-741 Agreement, the Company is eligible to receive future contingent payments up to a total of $343.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from mid-single digits to low teens based on aggregate annual net sales and based on the country of sale.

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

Since the execution of the Merck License Agreement, we received $2.0 million in connection with achievement of a development milestone. The Company is eligible to receive future contingent payments, including up to $310.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, the Company is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product.

The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company determined that none of the deliverables has standalone value; all of these obligations will be delivered throughout the estimated period of performance and therefore are accounted for as a single unit of accounting.

The Company determined that all of the future contingent payments meet the definition of a milestone. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved and collectability is reasonably assured. In 2017, the Company recognized $2.0 million as revenue as all performance obligations were achieved.

8. Research and Development and License Agreements

For the years ended December 31, 2017, 2016 and 2015, respectively, the Company recorded $0.8 million, $8.1 million and $9.8 million in upfront payments, milestone payments and sublicensing fees from its research and development and license agreements described below.

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

Listeria-Related Agreements

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

9. Commitments and Contingencies

Leases

The Company moved into its new corporate office and laboratory facility located in Berkeley, California in August, 2016. The Company leases approximately 110,853 square feet pursuant to an Office/Laboratory lease that was entered into in September 2015, or the Heinz Lease. The Company began incurring rent expense when the landlord delivered possession of the facility to the Company in March 2016. The Heinz Lease has an initial term of approximately thirteen and a half years expiring on December 31, 2029. The Company has the right to further extend the Heinz Lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term. The Company is subleasing approximately 9,500 square feet in its Heinz facilities under subleases that expire December 31, 2020.

The Company continues to occupy and lease its former office and research and development facility comprised of 25,000 square feet in Berkeley, California, under a non-cancelable operating lease, or the Bancroft Lease. The term of the Bancroft Lease expires on December 31, 2018. The Bancroft Lease also contains an option to extend the lease for an additional two years. The Company has transitioned the entirety of its Berkeley operations to its Heinz facility and in accordance with the terms of the Bancroft Lease, The Company has subleased this facility.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Heinz Lease in the amount of $468,000. The letter of credit is collateralized by a certificate of deposit for $468,000 which has been included in restricted cash in the consolidated balance sheets as of December 31, 2017 and 2016.

The Company also leases a research and development facility in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease has been extended through December 2018, with a one-year renewal option. The Company believes that its existing facilities are adequate to meet its current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Rent expense was $5.3 million, $3.9 million and $784,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the leases at December 31, 2017 are as follows (in thousands):

Year ending December 31,	Amounts
2018	$5,750
2019	5,541
2020	5,692
2021	5,332
2022	5,460
Thereafter	41,406
Total	$69,181

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

10. Common Stock

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2017	2016
Options issued and outstanding	9,076,018	10,690,156
Shares available for future stock option grants	6,117,580	5,011,459
Common stock warrants	69,378	97,621
Total	15,262,976	15,799,236

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

At-the-Market Sales Agreement

In May 2016, the Company entered into an “at-the-market” sales agreement, or the 2016 Sales Agreement, with Cowen and Company, LLC, or Cowen, for the offer and sale of shares of its common stock having an aggregate offering of up to $100.0 million from time to time through Cowen, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2016 Sales Agreement were deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2016 Sales Agreement, the Company agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the year ended December 31, 2017, the Company received net proceeds of $60.5 million after deducting commissions and expenses payable by the Company, from the sale of 5,823,789 shares of common stock pursuant to the 2016 Sales Agreement. Since the inception of the 2016 Sales Agreement through December 31, 2017, the Company has sold a total of 8,350,018 shares and received net total proceeds of $97.3 million. As of December 31, 2017, there were no amounts remaining for future sales under the 2016 Sales Agreement.

In August 2017, the Company entered into a subsequent “at-the-market” sales agreement, or the 2017 Sales Agreement, with Cowen, through which the Company may offer and sell shares of our common stock having an aggregate offering of up to $100.0 million through Cowen, as the Company’s sales agent. Similar to the 2016 Sales Agreement, the Company will pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. During the year ended December 31, 2017, the Company received net proceeds of $18.5 million, after deducting commissions and expenses payable by the Company, from the sale of 1,670,649 shares of common stock pursuant to the 2017 Sales Agreement. As of December 31, 2017, the Company had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-211063) or an effective replacement shelf registration statement.

11. Warrants

The Company had issued and outstanding warrants as follows:

	Warrants Outstanding			Exercise
	December 31, 2017	December 31, 2016	Issuance Date	Price per Share	Terms (Years)
Type of Security:
Common	1,152	1,152	November 2008	$34.73	10.0
Common	720	720	January 2009	$34.73	10.8
Common	288	288	February 2009	$34.73	10.0
Common	360	360	March 2009	$34.73	10.0
Common	144	144	April 2009	$34.73	10.0
Common	13,235	13,235	July 2009	$1.89	10.0
Common	—	21,176	September 2009	$1.89	10.0
Common	2,400	2,400	April 2011	$1.88	10.0
Common	19,867	19,867	April 2011	$0.01	10.0
Common	6,031	6,031	October 2011	$0.01	9.5
Common	22,395	29,462	September 2013	$0.02	10.0
Common	2,786	2,786	December 2013	$0.02	10.0
Total	69,378	97,621

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2017 the shares issuable under the 2015 Plan increased by 2,716,729. The Company had 6,117,580 shares available for future grant under the 2015 Plan as of December 31, 2017.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At December 31, 2017, 5,014,217 options under the 2009 Plan remained outstanding.

Stock option activity under the Company’s stock option plan was as follows:

	Options Outstanding
	Shares Available for Grant		Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2014	3,154,755		5,970,382	$0.80	$4,335
Authorized	6,494,292		—
Granted	(4,893,562)		4,893,562	$9.94
Exercised	—		(836,241)	$0.82
Canceled	54,786	(1)	(96,474)	$1.74
Balance—December 31, 2015	4,810,271		9,931,229	$5.29	$229,591
Authorized	2,543,513		—
RSU granted, net	(657,200)		—
Granted	(1,760,210)		1,760,210	$12.43
Exercised	—		(873,735)	$1.03
Canceled	75,085	(1)	(127,548)	$18.87
Balance—December 31, 2016	5,011,459		10,690,156	$6.65	$74,984
Authorized	2,716,729
RSU granted, net	(929,273)		—
Granted	(1,056,263)		1,056,263	$10.58
Exercised	—		(2,041,862)	$1.13
Canceled	374,928	(1)	(628,539)	$11.23
Balance—December 31, 2017	6,117,580		9,076,018	$8.04	$32,256
Options exercisable—December 31, 2017			5,830,685	$6.39	$26,636
Options vested and expected to vest—December 31, 2017			8,937,306	$7.97	$32,150

(1)

The amount excludes 253,611, 52,463 and 41,688 canceled options for the years ended December 31, 2017, 2016 and 2015, respectively, initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock.

The aggregate intrinsic value of options exercised was $19.2 million, $12.2 million and $19.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2017, 2016 and 2015 were $6.91, $8.01 and $6.54 per share, respectively.

At December 31, 2017, the weighted-average remaining contractual life was 6.2 years and 6.8 years for exercisable options and vested and expected to vest options, respectively. The weighted-average remaining contractual life of options outstanding was 6.8 years, 7.5 years and 8.0 years at December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $23.7 million, which the Company expects to recognize over an estimated weighted-average period of 2.0 years.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit, or RSU, activity:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share

Balance—December 31, 2016	657,200	$14.29
Granted	1,012,548	10.22
Vested	(149,850)	14.29
Canceled/forfeited	(83,275)	13.57
Balance—December 31, 2017	1,436,623	$11.47

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2017, there was $14.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs which is expected to be recognized over a weighted-average period of 3.4 years.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Research and development	$9,205	$9,131	$2,493
General and administrative	7,171	5,875	5,937
Total stock-based compensation expense	$16,376	$15,006	$8,430

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2017	2016	2015
Expected term (in years)	5.3 - 6.5	5.3 - 6.1	5.3 – 6.1
Volatility	71.8 - 74.1%	72.3 - 74.5%	70.2 – 82.3%
Risk-free interest rate	1.78 - 2.25%	1.25 - 2.07%	1.46 – 1.92%
Dividend yield	—%	—%	—%

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $11.4 million, $10.0 million and $6.2 million, respectively, of stock-based compensation related to options granted to employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder.

The Company uses the fair value method to value options granted to non-employees. For the years ended December 31, 2017, 2016 and 2015, the Company recognized stock-based compensation of $489,000, $438,000 and $2.2 million, respectively, related to options granted to non-employees.

The fair value of stock option awards granted to non-employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,
	2017	2016	2015
Expected term (in years)	6.7 - 10.0	6.0 - 9.6	9.1 – 9.9
Volatility	72.2 - 73.0%	72.8 - 74.3%	72.1 – 83.8%
Risk-free interest rate	2.24 - 2.45%	1.35 - 2.48%	2.06 – 2.36%
Dividend yield	—%	—%	—%

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2017 the shares issuable under the 2015 ESPP increased by 679,182. The Company had 1,792,989 shares available for future issuance under the 2015 ESPP as of December 31, 2017. Employees purchased 103,562 shares for $0.8 million under the 2015 ESPP during the year ended December 31, 2017.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP:

	Year Ended December 31,
	2017	2016
Expected term (in years)	0.5	0.5
Volatility	49.3%	73.83 - 74.39%
Risk-free interest rate	1.39%	0.38 - 0.62%
Dividend yield	—%	—%

As of December 31, 2017, there was $74,000 of unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.4 years.

13. Income Taxes

The components of loss before income tax benefit were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	(76,503)	(56,237)	(38,702)
Foreign	(26,724)	(13,447)	(606)
Total	$(103,227)	$(69,684)	$(39,308)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current income tax (benefit) provision:
Federal	$(17,544)	$28,759	$—
State	—	—	—
Foreign	—	—	—
Total	$(17,544)	$28,759	$—
Deferred income tax provision (benefit):
Federal	6,319	(6,319)	—
State	—	—	—
Foreign	(139)	(976)	(99)
Total	6,180	(7,295)	(99)
Total income tax (benefit) provision	$(11,364)	$21,464	$(99)

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Expected provision at statutory rate federal rate	(35.0%)	(35.0%)	(34.0%)
State taxes, net of federal benefits	—	—	—
U.S. tax credits	(6.4)	(43.8)	(3.4)
Warrants	—	—	23.0
Add back of Orphan Drug Credit	1.4	7.4	—
Incentive stock option compensation	(3.2)	3.8	1.8
Tax Cuts and Jobs Act Impact	29.0	—	—
Other	(0.4)	(0.6)	—
Foreign income tax rate differential	3.4	2.4	0.4
Change in valuation allowance	0.2	96.6	11.9
Total	(11.0%)	30.8%	(0.3%)

The decrease in the effective tax rate from 30.8% during 2016 to (11%) during 2017 was primarily related to the tax benefit associated with the carryback of 2017 losses.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$16,847	$13,795
Tax credits	37,656	12,625
Stock-based compensation	5,030	4,510
Deferred revenue	35,604	61,704
Accruals and reserves	3,378	3,902
Gross deferred tax assets	98,515	96,536
Valuation allowance	(93,227)	(84,528)
Total deferred tax assets	5,288	12,008
Deferred tax liabilities:
Tangible assets	(3,871)	(4,543)
Intangible assets	(7,955)	(7,015)
Total deferred tax liabilities	(11,826)	(11,558)
Net deferred tax (liabilities) assets	$(6,538)	$450

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical consolidated cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover its recorded net deferred taxes in future periods. As a result, the Company recorded a valuation allowance against the net deferred tax assets at December 31, 2017 and at December 31, 2016. The net valuation allowance increased by $8.7 million and $60.5 million in 2017 and 2016, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other changes is a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax assets, which resulted in a reduction in the value of our deferred tax asset of approximately $26.5 million, offset by the change in valuation allowance of $26.5 million, for the year ended December 31, 2017. In addition, the Act repeals the two-year carryback for losses arising in tax years ending after 2017.  As a result, the Company recognized deferred tax expense of $3.4 million for the year ended December 31, 2017 due to the inability to carryback existing temporary differences after 2017.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, would be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined. Due to the broad complexities of the Tax Act, under the guidance of Staff Accounting Bulletin 118, the Company has determined a reasonable estimate for the effects of the Tax Act, and reported the estimates as provisional amounts in our financial statements for which the accounting under ASC Topic 740 is completed.

At December 31, 2017, the Company has generated net operating loss, or NOL, carryforwards (before tax effects) for federal, state and foreign income tax purposes of $28.2 million, $17.4 million and $38.9 million, respectively. None of these amounts represent tax deductions from stock-based compensation, which will be recorded as an adjustment to additional paid-in capital when they reduce tax payable. These federal, state and foreign NOL carryforwards will begin to expire in 2027, 2033 and 2023, respectively, if not utilized. In addition, the Company has federal and state tax credit carryforwards of $36.5 million and $6.0 million, respectively, to offset future income tax liabilities. The federal tax credits can be carried forward for 20 years and will start to expire in 2034, if not utilized, while the state research and development tax credit can be carried forward indefinitely.

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

Uncertain Tax Positions

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$2,508	$1,204
Additions based on tax positions related to prior year	293	614
Reductions based on tax positions related to prior year	—	(81)
Additions based on tax positions related to current year	1,289	771
Balance at end of year	$4,090	$2,508

Without regard to the valuation allowance, $0.8 million of unrecognized tax benefits included in the consolidated balance sheet would, if recognized, affect the effective tax rate.

The Company does not foresee material changes to its gross uncertain income tax position liability within the next 12 months.

The Company files income tax returns in the United States and the Netherlands. The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2012 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

The Company will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. At December 31, 2017, the Company has recorded no interest and penalties.

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

	December 31,
	2017	2016	2015
Options to purchase common stock	9,076,018	10,690,156	9,931,229
Common stock warrants	69,378	97,621	929,437
Restricted stock awards	1,436,623	657,200	—
Total	10,582,019	11,444,977	10,860,666

16. Selected Quarterly Financial Data (Unaudited)

The following interim financial information presents the Company’s 2017 and 2016 results of operations on a quarterly basis (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenue	$3,772	$5,917	$3,794	$3,756
Net loss	(21,812)	(19,400)	(24,520)	(26,131)
Net loss per common share, basic	(0.32)	(0.27)	(0.33)	(0.34)
Net loss per common share, diluted	(0.32)	(0.27)	(0.33)	(0.34)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenue	$4,030	$38,979	$3,794	$3,878
Net (loss) income	(28,827)	2,296	(35,051)	(29,566)
Net (loss) income per common share, basic	(0.45)	0.04	(0.54)	(0.44)
Net (loss) income per common share, diluted	(0.45)	0.03	(0.54)	(0.44)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were, in design and operation, effective.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

3. Exhibits

See Item 15(b) below.

(b) We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the Exhibit Index below.

(c) See Item 15(a)2 above.

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

10.1+	2000 Oncologic Equity Incentive Plan.	S-1	333-202667	10.1	03/11/2015

10.2+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2000 Oncologic Equity Incentive Plan.	S-1	333-202667	10.2	03/11/2015

10.3+	2001 Triton BioSystems Equity Incentive Plan.	S-1	333-202667	10.3	03/11/2015

10.4+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2001 Triton BioSystems Equity Incentive Plan.	S-1	333-202667	10.4	03/11/2015

10.5+	Aduro Biotech 2009 Stock Incentive Plan.	S-1	333-202667	10.5	03/11/2015

10.6+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2009 Stock Plan.	S-1	333-202667	10.6	03/11/2015

10.7+	2015 Equity Incentive Plan.	S-1/A	333-202667	10.7	04/06/2015

10.8+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2015 Equity Incentive Plan.	S-1/A	333-202667	10.8	04/06/2015

10.9+	2015 Employee Stock Purchase Plan.	S-1/A	333-202667	10.9	04/06/2015

10.10+	Form of Indemnification Agreement made by and between Aduro Biotech, Inc. and each of its directors and executive officers.	S-1	333-202667	10.11	03/11/2015

10.11+	Executive Employment Agreement between Aduro Biotech, Inc. and Stephen T. Isaacs, dated February 26, 2010.	S-1	333-202667	10.12	03/11/2015

10.12+	Amendment to Executive Employment Agreement between Aduro Biotech, Inc. and Stephen T. Isaacs, dated July 31, 2014.	S-1	333-202667	10.13	03/11/2015

10.13+	Offer of Employment Letter between Aduro Biotech, Inc. and Gregory W. Schafer, dated April 28, 2013.	S-1	333-202667	10.14	03/11/2015

10.14†	Research and License Agreement between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated as of May 27, 2014.	S-1	333-202667	10.18	03/11/2015

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15†	GVAX Prostate License Agreement between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated as of May 27, 2014.	S-1	333-202667	10.19	03/11/2015

10.16†	Research and License Agreement between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated as of October 13, 2014.	S-1	333-202667	10.20	03/11/2015

10.17†	Exclusive License Agreement between Aduro Biotech, Inc. and the Regents of the University of California, dated March 15, 2012.	S-1	333-202667	10.22	03/11/2015

10.18†	License Agreement between Karagen Pharmaceuticals, Inc. and Aduro Biotech, Inc., dated June 20, 2012.	S-1	333-202667	10.26	03/11/2015

10.19†	Exclusive License between Aduro Biotech, Inc. and the Regents of the University of California, dated September 25, 2014.	S-1	333-202667	10.27	03/11/2015

10.20†	Exclusive License Agreement among Aduro Biotech, Inc., Memorial Sloan Kettering Cancer Center, The Rockefeller University, Rutgers, the State University of New Jersey and University of Bonn, dated December 18, 2014.	S-1	333-202667	10.28	03/11/2015

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.21	Fourth Addendum to Office Lease, dated February 20, 2015, by and between the Company and Bancroft Way, LLC.	S-1	333-202667	10.31	03/11/2015

10.22†	Amendment No. 1 to Exclusive License between Aduro Biotech, Inc. and the Regents of the University of California, dated March 6, 2015.	S-1	333-202667	10.32	03/11/2015

10.23+	Aduro Biotech, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-202667	10.33	04/06/2015

10.24†	Collaboration and License Agreement between Aduro Biotech, Inc. and Novartis Pharmaceuticals Corporation, dated March 12, 2015; and the related letter agreement dated March 19, 2015.	S-1/A	333-202667	10.34	04/06/2015

10.25	Letter Agreement between Aduro Biotech, Inc. and Karagen Pharmaceuticals, Inc. dated June 5, 2015.	10-Q	001-37345	10.38	08/11/2015

10.26†	Office/Laboratory Lease between Seventh Street Properties VII, LLC and Aduro Biotech, Inc., dated September 11, 2015.	10-Q	001-37345	10.1	11/23/2015

10.27+	Offer of Employment between Blaine Templeman and Aduro Biotech, Inc., dated September 18, 2015.	10-Q	001-37345	10.2	11/23/2015

10.28†	Amendment to Research and License Agreements between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated November 11, 2015.	10-K	001-37345	10.41	03/08/2016

10.29	Common Stock Sales Agreement between Aduro Biotech, Inc. and Cowen and Company, LLC, dated May 2, 2016.	10-Q	001-37345	10.1	05/02/2016

10.30	First Amendment to Lease, dated April 26, 2016.	10-Q	001-37345	10.2	08/03/2016

10.31	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.	8-K	001-37345	10.1	09/14/2016

10.32	Newly Appointed CMO Offer of Employment Letter between Aduro Biotech, Inc. and Natalie Sacks, M.D., dated as of August 4, 2016.	10-Q	001-37345	10.2	11/02/2016

10.33	Amended and Restated Severance Plan, dated as of December 9, 2016.	10-K	001-37345	10.44	03/01/2017

10.34†	Amendment No. 1 to Exclusive License Agreement between Aduro Biotech, Inc. and the Memorial Sloan Kettering Cancer Center, dated May 27, 2016.	10-K	001-37345	10.45	03/01/2017

10.35†	Amendment No. 2 to Exclusive License Agreement between Aduro Biotech, Inc. and the Memorial Sloan Kettering Cancer Center, dated October 10, 2016.	10-K	001-37345	10.46	03/01/2017

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.36	Common Stock Sales Agreement between Aduro Biotech, Inc. and Cowen and Company, LLC, dated August 2, 2017.	10-Q	001-37345	10.1	08/02/2017

10.37+	Employment Agreement between Aduro Biotech Holdings, Europe B.V. and Mr. Andrea Van Elsas dated October 30, 2015.					X

10.38+	Addendum to Employment Agreement between Aduro Biotech Holdings, Europe B.V. and Mr. Andrea Van Elsas dated October 4, 2017.					X

10.39+	Confidential Separation Agreement and General Release between Aduro Biotech, Inc. and Dirk Brockstedt dated January 1, 2018.					X

10.40+	Confidential Separation Agreement and General Release between Aduro Biotech, Inc. and Gregory Schafer dated March 1, 2018.					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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

(c) See Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California, on the 1st day of March, 2018.

ADURO BIOTECH, INC.

By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs Chairman, President and Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen T. Isaacs and Jennifer Lew, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen T. Isaacs	Chairman, President and Chief Executive Officer (principal executive officer)	March 1, 2018
Stephen T. Isaacs

/s/ Jennifer Lew	Chief Financial Officer (principal financial and accounting officer)	March 1, 2018
Jennifer Lew

/s/ Gerald Chan, DSc	Director	March 1, 2018
Gerald Chan, DSc

/s/ William M. Greenman	Director	March 1, 2018
William M. Greenman

/s/ Ross Haghighat	Director	March 1, 2018
Ross Haghighat

/s/ Frank McCormick	Director	March 1, 2018
Frank McCormick

/s/ Stephanie O’Brien	Director	March 1, 2018
Stephanie Monaghan O’Brien

/s/ Stephen A. Sherwin	Director	March 1, 2018
Stephen A. Sherwin