Form 10-Q
period 2018-03-31
ADURO BIOTECH, INC.
filed 2018-05-02
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Registrant’s Common Stock outstanding as of April 27, 2018 was 78,730,152.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Aduro” and the “Company” refer to Aduro Biotech, Inc. and its consolidated subsidiaries. Aduro, Aduro Biotech, the Aduro logo and other trade names, trademarks or service marks of Aduro are the property of Aduro Biotech, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$100,279	$157,614
Short-term marketable securities	207,029	168,489
Accounts receivable	702	989
Income tax receivable	17,495	17,495
Prepaid expenses and other current assets	5,309	5,544
Total current assets	330,814	350,131
Long-term marketable securities	20,541	23,614
Property and equipment, net	30,168	31,085
Goodwill	8,972	8,723
Intangible assets, net	31,843	31,107
Restricted cash	468	468
Total assets	$422,806	$445,128
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,847	$1,150
Accrued clinical trial and manufacturing expenses	3,876	5,898
Accrued expenses and other liabilities	8,569	12,601
Contingent consideration	7,172	6,829
Deferred revenue	14,882	14,923
Total current liabilities	36,346	41,401
Deferred rent	11,109	9,991
Contingent consideration	999	759
Deferred revenue	169,857	148,148
Deferred tax liabilities	6,704	6,538
Other long-term liabilities	832	818
Total liabilities	225,847	207,655
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; and zero shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; and 78,478,666 and 77,736,201 shares issued and outstanding at March 31, 2018 and December 31, 2017	8	8
Additional paid-in capital	524,997	519,435
Accumulated other comprehensive income	2,621	1,893
Accumulated deficit	(330,667)	(283,863)
Total stockholders’ equity	196,959	237,473
Total liabilities and stockholders’ equity	$422,806	$445,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Collaboration and license revenue	$6,627	$3,772
Total revenue	6,627	3,772
Operating expenses:
Research and development	20,128	20,572
General and administrative	9,045	8,278
Amortization of intangible assets	152	132
Total operating expenses	29,325	28,982
Loss from operations	(22,698)	(25,210)
Interest income	1,199	650
Other loss, net	(16)	(4)
Loss before income tax	(21,515)	(24,564)
Income tax benefit	21	2,752
Net loss	$(21,494)	$(21,812)
Net loss per common share, basic and diluted	$(0.28)	$(0.32)
Shares used in computing net loss per common share, basic and diluted	77,906,645	68,242,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(21,494)	$(21,812)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(149)	(23)
Foreign currency translation adjustments	877	364
Comprehensive loss	$(20,766)	$(21,471)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(21,494)	$(21,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,078	826
Amortization of intangible assets	152	132
Accretion of discounts and amortization of premiums on marketable securities	(213)	343
Stock-based compensation	4,924	3,988
Loss from remeasurement of fair value of contingent consideration	365	—
Loss on disposal of property and equipment	4	—
Deferred income tax	(21)	—
Changes in operating assets and liabilities:
Accounts receivable	288	1,374
Prepaid expenses and other assets	265	(2,438)
Accounts payable	679	358
Deferred revenue	(3,644)	(3,773)
Accrued clinical trial and manufacturing expenses	(2,075)	11
Accrued expenses and other liabilities	(909)	(1,851)
Net cash used in operating activities	(20,601)	(22,842)
Cash Flows from Investing Activities
Purchase of marketable securities	(121,152)	(77,375)
Proceeds from maturities of marketable securities	85,749	115,098
Purchase of property and equipment	(2,119)	(741)
Net cash (used in) provided by investing activities	(37,522)	36,982
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net of issuance costs	—	17,801
Proceeds from exercise of stock options and warrants	617	195
Net cash provided by financing activities	617	17,996
Effect of exchange rate changes	171	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(57,335)	32,136
Cash, cash equivalents, and restricted cash at beginning of period	158,082	75,400
Cash, cash equivalents, and restricted cash at end of period	$100,747	$107,536
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$781	$150
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$100,279	$107,068
Restricted cash	468	468
Total cash, cash equivalents and restricted cash	$100,747	$107,536

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

The Company believes its technologies are uniquely positioned to recruit and direct the immune system by activating cancer-fighting immune cells and inhibiting immune suppressive cells known to allow tumor growth. Product candidates from the Company’s STING and B-select monoclonal antibody technology platforms and personalized, neoantigen-based LADD program are designed to stimulate and/or regulate innate and adaptive immune responses. The Company’s diverse technology platforms have led to a strong pipeline of clinical and preclinical candidates, which are being developed for a number of cancer indications. Further, the Company believes that many of its product candidates are combinable with other conventional and novel treatment options, leveraging potential synergies between Aduro’s agents and other therapies with established activity.  The Company is also collaborating with leading global pharmaceutical companies to expand its products and technology platforms.

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

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

Revenue Recognition

The Company recognizes revenue when its customers obtain control of the promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

Collaboration and license revenue

The Company’s collaboration agreements may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and obligations to participate on certain development committees with the collaboration party. The terms of such agreements include payment to the Company of one or more of the following: nonrefundable upfront fees, payment for research and development services, development, regulatory and commercial milestone payments, and royalties on net sales of licensed products. The Company assesses whether the promises in these agreements are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether the license to the Company’s intellectual property is distinct from the research and development services or participation on development committees.

The transaction price in each agreement is allocated to the identified performance obligations based on the standalone selling price, or SSP, of each distinct performance obligation. Judgment is required to determine SSP. In instances where SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs.  Due to the early stage of the Company’s licensed technology, the license of such technology is typically combined with the research and development services and committee participation as one performance obligation.

Revenue associated with nonrefundable upfront license fees where the license fees and research and development services cannot be accounted for as separate performance obligations is deferred and recognized as revenue over the expected period of performance using a cost-based input methodology. The Company utilizes judgment to assess the pattern of delivery of the performance obligation.

At the inception of each agreement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. The transaction price is then allocated to each performance obligation in the agreement based on relative SSP. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of each such milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Contract Balances

Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Auditing Standards Update, or ASU, No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. In February 2018, the FASB issued ASU No. 2018-03 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-01. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. The Company adopted this ASU on January 1, 2018. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU as well as its related amendments affect any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of its accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

As a result, the Company changed its accounting policy for revenue recognition, and the details of the significant changes and quantitative impact of the changes are disclosed below.

Milestone payments – under the milestone method ASC 605-28, payments that were contingent upon the achievement of a substantive milestone were recognized entirely as revenue in the period in which the milestone was achieved. To the extent that non-substantive milestones were achieved and the Company had remaining performance obligations, milestones were deferred and recognized as revenue over the estimated remaining period of performance. If there were no remaining performance obligations, the revenue from non-substantive milestones was recognized in the period it was earned. The milestone method no longer exists under the new revenue standard. The revenue from the milestone payments must be estimated using either the expected value method or the most likely amount method. Revenue that is not probable of significant reversal of cumulative revenue is included in the transaction price. Therefore, substantive milestones that were recognized when achieved under the legacy revenue guidance will be recognized as revenue over the performance period under the new standard with a cumulative catch-up recorded for the portion associated with the performance to date.

Pattern of revenue recognition – the Company recognized revenue from performance obligations delivered over time, such as licenses combined with research and development services and participation on development committees, on a straight-line basis over the period of performance under the legacy revenue guidance. The new standard allows entities to use either an input method or an output method to measure progress toward complete satisfaction of a performance obligation. For contracts in progress at the adoption date of the new standard the Company determined that the input method of measuring costs incurred to date compared to total estimated costs to be incurred under the contract most accurately depicts its performance.

The change in the pattern of revenue recognition upon adoption of Topic 606 for milestone payments and performance obligations delivered over time resulted in an increase in the balance of deferred revenue and an increase in the accumulated deficit balance of $25.3 million on January 1, 2018.

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed consolidated balance sheet line items (in thousands):

	March 31, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606
	(in thousands)
Liabilities
Deferred revenue	$14,882	$(120)	$14,762
Deferred revenue – noncurrent	169,857	(25,312)	144,545
Stockholders’ Equity
Accumulated deficit	(330,667)	25,432	(305,235)

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed consolidated statement of operations line items (in thousands, except per share data):

	Three Months Ended March 31, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606
	(in thousands)
Collaboration and license revenue	$6,627	$120	$6,747
Total revenue	6,627	120	6,747
Loss from operations	(22,698)	120	(22,578)
Net loss	(21,494)	120	(21,374)
Net loss per share, basic and diluted	(0.28)	—	(0.28)

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed consolidated statement of cash flows line items (in thousands):

	Three Months Ended March 31, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606
	(in thousands)
Cash flows from operating activities
Net loss	$(21,494)	$120	$(21,374)
Changes in operating assets and liabilities:
Deferred revenue	(3,644)	(120)	(3,764)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2018 and the adoption of the standard did not have a material impact on its condensed consolidated statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2018 utilizing the required retrospective transition method and changed the presentation and classification of restricted cash in its condensed consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces the complexity of applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard is effective for annual periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018; the adoption of the standard did not have a material impact on its condensed consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which included amendments to expand income tax accounting and disclosure guidance pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Tax Reform Act. The Company adopted this ASU in the first quarter of 2018. Refer to Note 10 Income Taxes for more information and disclosures related to this amended guidance.

3. Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Assets and liabilities recorded at fair value on a recurring basis in the balance sheets, as well as assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value, and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

In certain cases where there is limited activity or less transparency around the inputs to valuation, financial instruments are classified as Level 3. Level 3 liabilities consist of the contingent consideration liability.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$17,146	$—	$—	$17,146
U.S. government and agency securities	—	94,725	—	94,725
Corporate debt securities	—	75,849	—	75,849
Commercial paper	—	121,559	—	121,559
Total	$17,146	$292,133	$—	$309,279
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$8,171	$8,171
Total	$—	$—	$8,171	$8,171

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$86,461	$—	$—	$86,461
U.S. government and agency securities	—	108,076	—	108,076
Corporate debt securities	—	58,496	—	58,496
Commercial paper	—	74,011	—	74,011
Total	$86,461	$240,583	$—	$327,044
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$7,588	$7,588
Total	$—	$—	$7,588	$7,588

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017. There were no transfers between the fair value measurement category levels during any of the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2017	$7,588
Net change in fair value upon remeasurement	356
Foreign currency impact on contingent consideration	227
Balance at March 31, 2018	$8,171

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$18,570	$—	$—	$18,570
Money market funds	17,146	—	—	17,146
Commercial paper	64,563	—	—	64,563
Total cash and cash equivalents	$100,279	$—	$—	$100,279
Marketable securities:
U.S. government and agency securities	$95,066	—	$(341)	$94,725
Corporate debt securities	75,953	1	(105)	75,849
Commercial paper	56,996	—	—	56,996
Total marketable securities	$228,015	$1	$(446)	$227,570

	December 31, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$22,673	$—	$—	$22,673
Money market funds	86,461	—	—	86,461
Commercial paper	48,480	—	—	48,480
Total cash and cash equivalents	$157,614	$—	$—	$157,614
Marketable securities:
U.S. government and agency securities	$108,317	$—	$(241)	$108,076
Corporate debt securities	58,551	1	(56)	58,496
Commercial paper	25,531	—	—	25,531
Total marketable securities	$192,399	$1	$(297)	$192,103

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of March 31, 2018 (in thousands):

	Amortized cost	Estimated Fair Value
Mature in one year or less	$207,318	$207,029
Mature after one year through two years	20,697	20,541
Total available-for-sale marketable securities	$228,015	$227,570

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Leasehold improvements	$27,108	$27,102
Lab equipment	7,339	7,243
Computer and office equipment	2,091	2,016
Furniture	1,772	1,767
Construction in progress	39	54
Total property and equipment	38,349	38,182
Less: accumulated depreciation	(8,181)	(7,097)
Property and equipment, net	$30,168	$31,085

Depreciation expense was $1.1 million and $826,000 for the three months ended March 31, 2018 and 2017, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Compensation and related benefits	$2,584	$5,320
Professional and consulting services	2,023	1,586
Accrued property and equipment	781	2,790
Accrued research expense	683	1,763
Deferred rent	470	434
Other	2,028	708
Total accrued expenses and other liabilities	$8,569	$12,601

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2017	$8,723
Foreign currency translation adjustment	249
Balance at March 31, 2018	$8,972

Intangible assets

The gross carrying amounts and net book value of our intangible assets were as follows (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$12,185	$1,472	$10,713
Total intangible assets with finite lives	12,185	1,472	10,713
Acquired IPR&D assets	21,130	—	21,130
Total intangible assets	$33,315	$1,472	$31,843

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,847	$1,283	$10,564
Total intangible assets with finite lives	11,847	1,283	10,564
Acquired IPR&D assets	20,543	—	20,543
Total intangible assets	$32,390	$1,283	$31,107

Intangible assets are carried at cost less accumulated amortization. The license agreement is being amortized over a period of 20 years and the amortization expense is recorded in operating expenses. The increase in the gross carrying amount of intangible assets as of March 31, 2018 compared to December 31, 2017 reflected a positive impact of foreign currency exchange which was primarily due to the strengthening of the Euro against the U.S. dollar.

Amortization expense was $152,000 and $132,000 for the three months ended March 31, 2018 and 2017, respectively.  Based on finite-lived intangible assets recorded as of March 31, 2018, the estimated future amortization expense is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2018 (remaining nine months)	$457
2019	609
2020	609
2021	609
2022	609
2023	609

6. Collaboration Agreements

Novartis Agreement

In March 2015, the Company entered into a collaboration and license agreement with Novartis Pharmaceuticals Corporation, or Novartis, pursuant to which the Company is collaborating worldwide with Novartis regarding the development and potential commercialization of product candidates containing an agonist of the molecular target known as STING in the field of oncology, including immuno-oncology and cancer vaccines. Under this agreement, or the Novartis Agreement, the Company granted Novartis a co-exclusive license to develop such products worldwide, an exclusive license to commercialize such products outside the United States and a non-exclusive license to support the Company in commercializing such products in the United States if it requests such support. The collaboration is guided by a joint steering committee with each party having final decision-making authority regarding specified areas of development or commercialization.

Under the Novartis Agreement, the Company received an upfront payment of $200.0 million in April 2015. During the second quarter of 2016, the Company received a $35.0 million development milestone upon initiation of a Phase 1 trial for the first STING product candidate, ADU-S100. The Company also received reimbursement of research and development costs from Novartis of $1.3 million since inception through March 31, 2018. The Company is eligible to receive up to an additional $215.0 million in development milestones and up to an additional $250.0 million in regulatory approval milestones.

The Company is responsible for 38% of the joint development costs worldwide, and Novartis is responsible for the remaining 62% of the joint development costs worldwide.

The Company will receive 50% of gross profits on sales of any products commercialized pursuant to this collaboration in the United States and 45% of gross profits for specified European countries and Japan. For each of these profit share countries, each party will be responsible for its respective commercial sharing percentage of all joint commercialization costs incurred in that country.

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

The Company has determined that the license is not distinct from the co-development services to be performed under the agreement, consisting of research and development services and regulatory filing services. Specifically, the Company’s development license and the manufacturing license can only provide benefit to Novartis in combination with the Company’s research and development services. The intellectual property related to STING agonists, proprietary to the Company, is the foundation for the research and development activities, and can only be utilized via engaging the Company’s team in the research. Hence, the research and development services provided by the Company significantly affect the development and manufacturing license’s utility to Novartis. The Company determined that the regulatory filing services of collaboration products are interrelated with research and development services, as the scope and timing of the regulatory filings will depend upon successful clinical outcomes. Therefore, the research and development services are the input of the regulatory services and thus are combined as one performance obligation with the license.

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date in March 2015 and ends upon receipt of regulatory approval, estimated to occur in 2028. The Company’s performance period commenced in May 2015. The transaction price consists of the $200.0 million upfront fee, a $35.0 million milestone payment received in the second quarter of 2016 upon commencement of a Phase 1 study, and $1.3 million in reimbursement of research and development costs through March 31, 2018. The Company determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of Phase 1 studies. Therefore, these payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Novartis and have been excluded from the transaction price. The transaction price of $236.3 million is allocated to one combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company concluded that it will utilize a cost-based input method to measure its progress toward completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Novartis. In applying the cost-based input method of revenue recognition, the Company uses actual clinical study enrollment figures as well as actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs relative to the level of patient enrollment in the study. Revenue will be recognized based on the level of costs incurred relative to the total budgeted costs for the performance obligations. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company's performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company's performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

Cost-sharing payments from Novartis are included in the transaction price and subject to the cost-based input method to determine the amount to be recognized in license and collaboration revenue in the Company’s condensed consolidated statements of operations, while cost-sharing payments to Novartis are accounted for as research and development expenses in the Company’s condensed consolidated statements of operations.

If the Company recognizes revenue from the sale of any products commercialized pursuant to this collaboration in the United States, it will retain 50% of the gross profits from such sales, and will pay the remaining 50% of the gross profits to Novartis. The Company will receive from Novartis 45% of gross profits for specified European countries and Japan from the sale of any products commercialized pursuant to this collaboration in such countries. Profit sharing payments made to or received from Novartis will be aggregated by product by territory and reported as expenses or revenues, as applicable.

For the three months ended March 31, 2018 and 2017, the Company recognized $3.6 million and $3.7 million, respectively, in revenue from its collaboration with Novartis. The remaining balance of the transaction price of $184.7 million is included in deferred revenue at March 31, 2018.

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

Under the terms of the Janssen ADU-214 Agreement, the Company is eligible to receive future contingent payments up to a total of $766.0 million composed of development milestones through completion of all Phase 3 clinical trials, as well as regulatory and commercial milestones. The contingent payments are triggered upon the activities expected to be undertaken by Janssen. The Company is eligible to receive royalties on any net sales of licensed products by Janssen, its affiliates and sublicensees at a rate ranging from high-single digits to low teens based on the aggregate annual net sales of licensed products worldwide and based on the country of sale. Future milestone payments and royalties will be recognized when earned as the Company has no remaining performance obligations under this agreement.

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

Under the Janssen GVAX Prostate Agreement, the Company granted Janssen an exclusive worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing GVAX Prostate for any and all uses. The Company is eligible to receive $2.0 million on the achievement of a specified commercial milestone. In addition, the Company is eligible to receive royalties in the high single digits based on net sales of the product. Future milestone payments and royalties will be recognized when earned as the Company has no remaining performance obligations under these agreements.

The upfront fees received totaling $12.5 million were recognized on a straight-line basis from the effective date of the agreements through October 2015. In addition, the Company recognized milestone payments of $10.0 million in 2015 as all performance obligations were achieved.

Merck License Agreement

In connection with the acquisition of Aduro Biotech Europe in October 2015, the Company became party to an agreement with Merck Sharp & Dohme Corp., or Merck. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates. The Company identified the following promises under the agreement: 1) the license, 2) the obligation to provide research activities and 3) the obligation to participate on a Joint Research Committee. The Company determined that the promises were not distinct which resulted in them being combined into one performance obligation. The Company completed its performance obligation under the agreement by the end of 2016.

The Company received a milestone payment of $2.0 million in 2017 for the initiation of a GLP toxicology study, which was recognized in revenue when received as the Company had no remaining performance obligation. The Company also received a milestone payment of $3.0 million in the first quarter of 2018 for the initiation of Phase 1 trial for the anti-CD27 antibody. The milestone was recognized as revenue in the three months ended March 31, 2018 as the Company had completed its performance obligations under the agreement. The Company is eligible to receive future contingent payments, including up to $307.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, the Company is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized when earned as the Company has no remaining performance obligations under this agreement.

7. Commitments and Contingencies

Leases

The Company moved into its corporate office and laboratory facility located in Berkeley, California in August 2016. The Company leases approximately 110,853 square feet pursuant to an Office/Laboratory lease that was entered into in September 2015, or the Heinz Lease. The Heinz Lease has an initial term of approximately thirteen and a half years expiring on December 31, 2029. The Company has the right to further extend the Heinz Lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term. The Company is subleasing approximately 9,500 square feet in its Heinz facilities under subleases that expire December 31, 2020.

The Company continues to lease its former office and research and development facility comprised of 25,000 square feet in Berkeley, California, under a non-cancelable operating lease, or the Bancroft Lease. The term of the Bancroft Lease expires on December 31, 2018. The Bancroft Lease also contains an option to extend the lease for an additional two years. The Company has transitioned the entirety of its Berkeley operations to its Heinz facility and in accordance with the terms of the Bancroft Lease, the Company has subleased the Bancroft facility.

The Company maintains a letter of credit with Bank of America Merrill Lynch as security for the Heinz Lease in the amount of $468,000. The letter of credit is collateralized by a certificate of deposit for $468,000 which has been included in restricted cash in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

The Company also leases a research and development facility in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease has been extended through December 2020. The Company believes that its existing facilities are adequate to meet its current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Rent expense was $1.4 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the leases at March 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amounts
2018 (remaining nine months)	$4,500
2019	5,556
2020	5,707
2021	5,332
2022	5,460
Thereafter	41,406
Total	$67,961

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

Legal

The Company is not party to any material legal proceedings at this time. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business.

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

8. Stockholders’ Equity

At-the-Market Sales Agreement

In August 2017, the Company entered into an “at-the-market” sales agreement, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through Cowen, as the Company’s sales agent. The Company agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the three months ended March 31, 2018. As of March 31, 2018, the Company had an aggregate of $81.5 million available to be offered under the 2017 Sales Agreement, subject to the continued effectiveness of its shelf registration statement on Form S-3 (Registration No. 333-211063) or an effective replacement shelf registration statement.

In May 2016, the Company entered into an “at-the-market” sales agreement, or the 2016 Sales Agreement, with Cowen, through which the Company offered and sold 8,350,018 shares of its common stock for total net proceeds of $97.3 million from May 2016 through the second quarter of 2017 through Cowen, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2016 Sales Agreement was deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2016 Sales Agreement, the Company agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. There are no amounts remaining for future sales under the 2016 Sales Agreement.

9. Equity Incentive Plans

2015 Plan

In March 2015, the Company’s board of directors adopted and in April 2015 the Company’s stockholders approved the 2015 Equity Incentive Plan, or the 2015 Plan, which became effective upon the initial public offering of the Company’s common stock, or IPO, and provides for the granting of incentive stock options, nonstatutory stock options and other forms of stock awards to its employees, directors and consultants. The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan.

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan equal to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2018 the shares issuable under the 2015 Plan increased by 3,109,448. The Company had 7,468,387 shares available for future grant under the 2015 Plan as of March 31, 2018.

2009 Plan

The 2009 Plan terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. At March 31, 2018, options to purchase 4,161,492 shares of common stock under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2018:

	Options Outstanding
	Shares Available for Grant		Number of Shares Underlying Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2017	6,117,580		9,076,018	$8.04	$32,256
Authorized	3,109,448		—
RSUs forfeited	229,125		—
Granted	(2,382,650)		2,382,650	6.11
Exercised	—		(712,973)	1.00
Canceled	394,884	(1)	(538,138)	11.26
Balance—March 31, 2018	7,468,387		10,207,557	$7.91	$41,848
Options exercisable—March 31, 2018			5,704,435	$6.97	$30,944
Options vested and expected to vest—March 31, 2018			9,943,818	$7.90	$41,241

(1)

This excludes 143,254 subject to canceled options for the three months ended March 31, 2018 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2018 was $4.8 million.

As of March 31, 2018, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $26.4 million, which the Company expects to recognize over an estimated weighted-average period of 2.8 years.

Restricted Stock Units (RSUs)

In September 2016, the Company’s board of directors authorized the issuance of Restricted Stock Units, or RSUs, under the 2015 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, or the RSU Agreement, which is intended to serve as a standard form agreement for RSU grants issued to employees, executive officers, directors and consultants.

The following table summarizes RSU activity for the three months ended March 31, 2018:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2017	1,436,623	$11.47
Vested	(26,175)	11.19
Canceled/forfeited	(229,125)	12.22
Balance—March 31, 2018	1,181,323	$11.33

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of March 31, 2018, there was $11.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs to be recognized over a weighted-average period of 3.2 years.

2015 Employee Stock Purchase Plan

In March 2015, the Company’s board of directors adopted and in April 2015 the Company’s stockholders approved the 2015 Employee Stock Purchase Plan, or the 2015 ESPP, which became effective upon the IPO. The 2015 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, or the Code, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors.

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP equal to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. There was no annual increase of shares issuable under the 2015 ESPP on January 1, 2018. The Company had 1,792,989 shares available for future issuance under the 2015 ESPP as of March 31, 2018.

As of March 31, 2018, the total unrecognized compensation expense related to ESPP was $59,000, which the Company expects to recognize over an estimated weighted-average period of 0.1 years.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$2,745	$2,251
General and administrative	2,179	1,737
Total stock-based compensation expense	$4,924	$3,988

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model. The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Option Plan		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Expected term (in years)	6.02 - 6.04	6.02 - 6.03	0.5	0.5
Volatility	71.6 - 71.7%	73.2 - 73.9%	49.3%	74.4%
Risk-free interest rate	2.38 - 2.68%	2.03 - 2.25%	1.39%	0.62%
Dividend yield	—%	—%	—%	—%

10. Income Taxes

Income tax benefit for the three months ended March 31, 2018 and 2017 was approximately $21 thousand and $2.8 million, respectively. The income tax benefit recorded for the three months ended March 31, 2018 primarily related to the foreign deferred tax benefit from the amortization of intangibles. The income tax benefit recorded in 2017 primarily related to federal income tax benefit associated with the carryback of 2017 losses. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files income tax returns in the United States and Netherlands. The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, would be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined. Due to the broad complexities of the Tax Act, under the guidance of Staff Accounting Bulletin 118, the Company has determined a reasonable estimate for the effects of the Tax Act, and reported the estimates as provisional amounts in its financial statements for which the accounting under ASC 740 is completed.

As of March 31, 2018, Aduro recorded a current income tax receivable of $17.5 million.  The current income tax receivable relates to the 2017 net operating loss.  Pursuant to Code Section 172(f), the Company plans to file a claim in 2018 to carryback losses from 2017 to 2016.  The Company expects to receive the refund by the end of 2018.

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

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	10,207,557	10,583,776
Restricted stock units	1,181,323	759,400
Common stock warrants	63,661	95,221
Total	11,452,541	11,438,397

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward-Looking Statements

This discussion and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, strategies, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that transform the treatment of challenging diseases, including cancer. We believe our technologies are uniquely positioned to recruit and direct the immune system by activating cancer-fighting immune cells and inhibiting immune suppressive cells known to allow tumor growth. Product candidates from our STING and B-select monoclonal antibody technology platforms and personalized, neoantigen-based LADD program are designed to stimulate and/or regulate innate and adaptive immune responses. Our diverse technology platforms have led to a strong pipeline of clinical and preclinical candidates, which are being developed for a number of cancer indications. Further, we believe that many of our product candidates are combinable with other conventional and novel treatment options, leveraging potential synergies between Aduro’s agents and other therapies with established activity.

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

Our STING Pathway Activator platform is designed to activate the intracellular Stimulator of Interferon Genes, or STING, receptor, resulting in a potent tumor-specific immune response. ADU-S100 is the first STING Pathway Activator compound to enter the clinic and is currently being evaluated in Phase 1 studies both as a monotherapy and in combination with an immune checkpoint inhibitor in patients with cutaneously accessible metastatic solid tumors or lymphomas. Our B-select monoclonal antibody platform includes a proprietary ultra-selective functional screening process to identify antibodies with unique binding properties against a broad range of targets that are being designed to modulate the innate and adaptive arms of the immune system. Our most advanced product candidate from the B-select platform, BION-1301, is being evaluated in a Phase 1 clinical trial in multiple myeloma. In addition, the B-select platform has delivered a number of immune modulating assets currently in research and preclinical development. Our LADD program is focused on the development of personalized LADD, or pLADD, therapeutics that encode and express antigens that are based on protein sequences that result from mutations specific to an individual patient’s tumor (neoantigens). These antigens can be also derived from native protein sequences that are highly expressed in patients with certain tumor types (self antigens).

We are developing a pipeline of proprietary product candidates on our own and have a number of collaborations with leading global pharmaceutical companies to expand our products and technology platforms. We are developing STING Pathway Activator product candidates in oncology under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis, and our

anti-CD27 antibody was developed with and is exclusively licensed to Merck Sharp and Dohme B.V., or Merck. In addition, we have developed self antigen-based LADD product candidates targeting lung and prostate cancers that are licensed to Janssen Biotech Inc., or Janssen. We have intellectual property protection on each of our product candidates, some of which we believe can be maintained into the 2030s.

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of common stock, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $21.5 million and $21.8 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, our cash, cash equivalents and marketable securities totaled $327.8 million and our accumulated deficit was $330.7 million.

Components of Operating Results

Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from our collaboration and license agreements. Our collaboration agreements may include the transfer of intellectual property rights in the form of licenses, promises to provide research and development services and promises to participate on certain development committees with the collaboration party. The terms of such agreements include payment to us of one or more of the following: nonrefundable upfront fees, payment for research and development services, development, regulatory and commercial milestone payments, and royalties on net sales of licensed products.

Revenue associated with nonrefundable upfront license fees where the license fees and research and development activities cannot be accounted for as separate performance obligations is deferred and recognized as revenue over the expected period of performance based on a cost-based input method. Revenue from contingent development, regulatory and commercial milestones, when not deemed probable of significant reversal of cumulative revenue, is also recognized over the performance period based on a similar method. Where we have no remaining performance obligations, revenue from such milestones is recognized when the accomplishment of the milestones is deemed probable.

We expect that any revenue we generate from our current collaboration, research and license agreements and any future collaboration partners will fluctuate from year to year as a result of the timing and amount of milestones and other payments.

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

We expect our research and development expenses to increase in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates and technology platforms may be affected by a variety of factors including: the quality of our product candidates, early clinical data, investment in our clinical programs, competition, manufacturing capability and commercial viability. We may never succeed in obtaining regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

The following table summarizes our research and development costs by platform:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
B-select	$5,542	$6,767
LADD	5,086	4,795
STING	2,733	2,644
Other research and development costs	1,888	2,081
Subtotal	15,249	16,287
Stock-based compensation	2,745	2,251
Facility costs and depreciation	2,134	2,034
Total research and development	$20,128	$20,572

Other research includes sponsored research grants, laboratory supplies and materials, and facility costs. Internal costs include personnel and stock-based compensation expenses as well as depreciation.

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services, insurance expenses, investor relations activities, administrative services and other consulting fees. Allocated expenses consist of rent expense related to our offices and research and development facility.

Interest Income

Interest income consists of interest income from our cash equivalents and marketable securities.

Other Loss, Net

Other loss, net primarily consists of foreign currency transaction gains and losses.

Provision for Income Taxes

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the availability of research and development tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the IRS and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$6,627	$3,772	$2,855
Total revenue	6,627	3,772	2,855
Operating expenses:
Research and development	20,128	20,572	(444)
General and administrative	9,045	8,278	767
Amortization of intangible assets	152	132	20
Total operating expenses	29,325	28,982	343
Loss from operations	(22,698)	(25,210)	2,512
Interest income	1,199	650	549
Other loss, net	(16)	(4)	(12)
Loss before income tax	(21,515)	(24,564)	3,049
Income tax benefit	21	2,752	(2,731)
Net loss	$(21,494)	$(21,812)	$318

Revenue

Collaboration and license revenue was $6.6 million for the three months ended March 31, 2018, an increase of $2.9 million compared to the three months ended March 31, 2017. The increase was primarily due to a $3.0 million milestone payment received from Merck for initiation of the Phase 1 trial for the anti-CD27 antibody, which we recognized in its entirety, as there are no remaining performance obligations under this collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Compensation and related personnel costs	$6,000	$5,553	$447
Stock-based compensation expense	2,745	2,251	494
Clinical development	2,385	1,746	639
Facility costs	2,138	2,020	118
Contract research	1,597	1,222	375
Supplies and materials	1,398	1,410	(12)
Contract manufacturing	1,149	4,210	(3,061)
Outside professional services	1,072	798	274
Licensing fees	387	229	158
Other research and development costs	1,257	1,133	124
Total research and development	$20,128	$20,572	$(444)

Research and development expenses were $20.1 million for the three months ended March 31, 2018, a decrease of $0.4 million compared to the three months ended March 31, 2017. The decrease of $0.4 million was primarily due to lower contract manufacturing expense of $3.1 million related to our anti-APRIL antibody, partially offset by increases in clinical development and contract research expenses for our ongoing programs including STING, anti-APRIL and anti-CTLA-4 antibodies, and our personalized neoantigen-based therapeutic, as well as increases in stock-based compensation and personnel related expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Compensation and related personnel costs	$2,845	$2,933	$(88)
Outside professional services	2,316	1,847	469
Stock-based compensation expense	2,179	1,737	442
Facility costs	1,064	977	87
Other general and administrative	641	784	(143)
Total general and administrative	$9,045	$8,278	$767

General and administrative expenses were $9.0 million for the three months ended March 31, 2018, an increase of $0.8 million compared to the three months ended March 31, 2017. Outside professional services increased by $0.5 million primarily driven by legal fees associated with our patent portfolio. In addition, stock-based compensation expense was higher by $0.4 million, partially offset by decreased compensation expense.

Interest Income

Interest income was $1.2 million for the three months ended March 31, 2018, an increase of $0.5 million compared to the three months ended March 31, 2017. Interest income is earned from our funds invested in cash equivalents and marketable securities. The increase for the three months ended March 31, 2018 is primarily due to increased interest rates.

Provision for Income Taxes

Income tax benefit was $21 thousand for the three months ended March 31, 2018, a decrease of $2.7 million compared to the three months ended March 31, 2017.  The income tax benefit for 2017 represents the federal income tax benefit associated with the carryback of 2017 losses.

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock, and proceeds from our collaboration and license agreements. At March 31, 2018, we had cash, cash equivalents and marketable securities of $327.8 million. We believe that our available cash, cash equivalents and marketable securities and anticipated funding from our collaboration agreements will be sufficient to fund our planned operations through 2020. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

In August 2017, we entered into an “at-the-market” sales agreement, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, acting as sales agent. We agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the three months ended March 31, 2018. As of March 31, 2018, we had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-211063) or an effective replacement shelf registration statement.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical development costs including manufacturing, and other research and development services, laboratory and related supplies and legal and other professional services. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to incur substantial expenditures in the foreseeable future for the development, manufacturing and potential commercialization of our product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(20,601)	$(22,842)
Investing activities	(37,522)	36,982
Financing activities	617	17,996
Effect of exchange rate changes	171	—
Net change in cash, cash equivalents, and restricted cash	$(57,335)	$32,136

Operating Activities

Net cash used in operating activities was $20.6 million for the three months ended March 31, 2018, compared to $22.8 million for the three months ended March 31, 2017. Net cash used in operating activities during 2018 was higher in 2018 primarily related to clinical trial activities, personnel costs and research and development expenses partially offset by receipt of a $3.0 million milestone payment from our Merck collaboration.

Investing Activities

Net cash used in investing activities was $37.5 million for the three months ended March 31, 2018, compared to net cash provided by investing activities of $37.0 million for the three months ended March 31, 2017. The change was primarily due to a higher level of purchases and fewer maturities of marketable securities in 2018 as compared to 2017.

Financing Activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2018, compared to $18.0 million for the three months ended March 31, 2017. The decrease was primarily related to net cash proceeds from the sale of our common stock through a sales agreement with Cowen during the three months ended March 31, 2017. There were no such sales during the three months ended March 31, 2018.

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

Revenue from research activities under our collaboration arrangements is recognized when our customer obtains control of the promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Revenue generated from our collaboration arrangements is not subject to repayment and typically includes upfront fees, development, regulatory and commercial milestone payments and royalties on the licensee’s future product sales.

Our collaboration agreements may include the transfer of intellectual property rights in the form of licenses, promises to provide research and development services and promises to participate on certain development committees with the collaboration party. We assess whether the promises in these agreements are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether licenses to our intellectual property are distinct from the research and development services or participation on development committees.

The transaction price in each agreement is allocated to the identified performance obligations based on the SSP of each distinct performance obligation. Due to the early stage of our licensed technology, the license of such technology is typically combined with the research and development services and committee participation as one combined performance obligation.

Revenue associated with nonrefundable upfront license fees where the license fees and research and development activities cannot be accounted for as separate performance obligations is deferred and recognized as revenue over the expected period of performance using a cost-based input method. We utilize judgment to assess the pattern of delivery of the performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in the assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

At the inception of each agreement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is allocated to each performance obligation in the agreement based on relative SSP. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

There have been no other material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2018:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$4,500	$11,263	$10,792	$41,406	$67,961
Total contractual obligations	$4,500	$11,263	$10,792	$41,406	$67,961

Recently Adopted Pronouncements

On January 1, 2018, we adopted Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method. The adoption of this standard had a material impact on our condensed consolidated financial statements. Refer to Note 2 – Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary financial risk we are exposed to is foreign currency exchange, as certain operations, assets and liabilities are denominated in foreign currency. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which we are exposed is the Euro. We manage these risks through normal operating and financing activities and do not currently hedge our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. For the three months ended March 31, 2018 and 2017, we reported a net loss of $21.5 million and $21.8 million, respectively. At March 31, 2018, we had an accumulated deficit of $330.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At March 31, 2018, our cash and cash equivalents and marketable securities were $327.8 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and costs associated with, obtaining regulatory approvals for our product candidates if clinical trials are successful;

•	the cost of commercialization activities for our product candidates, if any of our product candidates is approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization and product launch;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any;
•	competing cancer therapies and combinations; and
•	other adverse market developments.

We do not have any committed external source of funds or other support for our development efforts other than our license agreements, including our collaboration and license agreement with Novartis, which may be terminated by Novartis upon 180 days’ notice, our license agreements with Janssen, which may be terminated by Janssen upon delivery of notice, and our license agreement with Merck, which may be terminated by Merck upon 120 days’ notice. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms.

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

Risks Related to the Development and Commercialization of Our Current and Future Product Candidates

Our product candidates are based on novel technologies, and the development and regulatory approval pathway for such product candidates is unproven and may never lead to marketable products.

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

All of our product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive regulatory approval for any of our product candidates. If we are unable to develop or receive marketing approval for our product candidates in a timely manner or at all, our business, financial condition and results of operations may be materially and adversely affected.

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

We may experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. The commencement or completion of clinical trials can be delayed or aborted for a variety of reasons, including delays or failures related to:

•	generating sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
•	obtaining regulatory approval to commence a trial;
•	identifying, recruiting and training suitable clinical investigators;
•

reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board/ethics committee, or IRB/EC, approval at each site;
•	recruiting suitable patients to participate in a trial, which may be more challenging for our LADD programs following our determination not to continue the advancement of CRS-207;
•	achieving an acceptable distribution of such patients based on treating institution and geography;
•	patients not completing a trial or not completing post-treatment follow-up;
•	clinical sites deviating from trial protocol, instructions or dropping out of a trial;
•	regulatory agency-imposed clinical holds;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs/ECs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose a clinical hold or suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, a negative finding from an inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or safety concerns raised by other clinical trials of therapies with similar mechanisms of action.

If we experience delays in the completion, or termination, of any clinical trial of our product candidates, the commercial prospects of that product candidate will be harmed, and our ability to generate product revenues from the product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

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

Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities, or negatively affect our ability to market our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

To date, patients treated with our product candidates have experienced drug-related side effects some of which were Grade 3 adverse events, or AEs, which are considered moderate, and some of which were Grade 4 AEs which are considered severe. Examples of the AEs experienced include among others, fevers, chills, nausea, vomiting, fatigue, headaches, hypotension and listeriosis. We cannot provide assurances that there will not be further adverse events.

If unacceptable side effects arise in the development of our product candidates, we could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials, require us to conduct additional animal or human studies or deny approval of our product candidates for any or all targeted indications. For example, in October 2016 after receiving notification that a blood culture sample taken from an indwelling port of a metastatic pancreatic cancer patient tested positive for Listeria, the FDA placed clinical trials involving our LADD investigational agents on partial clinical hold to pause new patient enrollment. While this hold was lifted in November 2016, we cannot provide assurances that our trials will not be placed on additional clinical holds in the future. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. In addition, if side effects are observed in competing product candidates that are perceived to have similarities to ours, regulators or patients may infer that our product candidates could cause similar side effects. Any of these occurrences may materially and adversely affect our business, financial condition and results of operations.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•

the FDA could require a Risk and Evaluation Medication Strategy, or REMS, which could require the creation and management of a medication guide, communication plan or other elements to ensure safe use;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could materially and adversely affect our business, financial condition and results of operations.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the studies until their conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enroll patients in any future clinical trial.

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

Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA often approves new therapies initially only for third line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of our product candidates as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who have received one or more prior treatments, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including to be used as a first- or second-line therapy.

We are subject to a multitude of manufacturing, supply chain, storage and distribution risks, any of which could substantially increase our costs and limit the supply of our product candidates.

The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including:

•

The manufacturing of drug and biologic products is susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If foreign microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination;

•	The manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors;
•

We and our contract manufacturers must comply with the FDA’s current good manufacturing practices, or cGMP, regulations and guidelines. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of product candidates for our clinical studies, the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions or criminal prosecution; and

•

Our STING, B-select and LADD product candidates are sensitive to temperature, which must be controlled during storage and transportation, which adds complexity and expense. We rely on third parties to provide controlled temperature storage and shipping. If any third-party provider fails to maintain proper temperature control or if a shipment is delayed in transit for a prolonged period of time, the product candidate could become unsuitable for use.

Any adverse developments affecting manufacturing operations for our product candidates and/or damage that occurs during shipping may result in delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Inability to meet the demand for any of our product candidates, if approved, could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community, which could materially and adversely affect our business, financial condition and results of operations.

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

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

We cannot assure you that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or elsewhere.

A variety of risks associated with marketing our product candidates internationally could materially and adversely affect our business, financial condition and results of operations.

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

These and other risks associated with our international operations may materially and adversely affect our business, financial condition and results of operations.

We face significant competition from other biotechnology and pharmaceutical companies, and our business, financial condition and results of operations will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results.

Many major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions continue to invest time and resources in developing novel approaches to immuno-oncology. Promising results have spurred significant competition from major pharmaceutical and biotechnology companies alike. Our competitors in the field of diversified immuno-oncology include: AstraZeneca PLC, Amgen Inc., Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly and Company, GlaxoSmithKline plc, Incyte Corporation, Janssen Pharmaceuticals, Merck & Co., Novartis AG, Pfizer Inc., Roche Holding AG, and Sanofi SA. Our competitors in STING-pathway technology include Merck & Co. and Spring Bank Pharmaceuticals; for anti-APRIL include Visterra, Inc.; for pLADD include Advaxis, Inc.; and for anti-CTLA-4 include Bristol-Myers Squibb Company. Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing, market access and manufacturing organizations and well-established sales forces.

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

Even if we obtain regulatory approval of our product candidates, the availability and prices of our competitors’ products could limit the demand and the prices we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer, our Chief Medical Officer and our Chief Financial Officer, as well as Vice President of Antibody Research and European site head in the Netherlands. The loss of the services of any of our executive officers other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business. The Northern California region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

At March 31, 2018, we had 156 full-time employees, including 120 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis or reasonable economic terms when needed, or at all. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors, consultants or vendors are vulnerable to damage from computer viruses and unauthorized access. Any such material system failure or security breach could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

The use of STING Pathway Activator, B-select or LADD product candidates as potential cancer treatments, even if approved, may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. For example, certain of the product candidates that we are developing target a cell surface marker that may be present on non-cancerous cells as well as cancer cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

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

Our commercialization strategy for our product candidates may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we seek to partner. Despite our efforts, we may be unable to secure additional collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. For example, under our collaboration and license agreement with Novartis, we are responsible for a share of the worldwide joint development costs, which may be significant. If we elect to reduce our share of development funding as provided for under the agreement, our share in profits would decrease or convert to a royalty. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our potential future collaborators could delay or terminate their agreements with us, and as a result our product candidates may never be successfully commercialized.

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

We rely and will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or otherwise conduct the trials as required or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates when expected or at all.

We depend and plan to continue to depend upon independent investigators, other third parties and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical and clinical trials under agreements with us. We have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We rely and plan to continue relying heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMPs regulations. Our failure or any failure by these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

If our relationships with any third parties conducting our trials are terminated, we may be unable to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with third parties conducting our clinical trials, we cannot assure you that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material and adverse effect on our business, financial condition and results of operations.

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

We may in the future manufacture limited quantities of clinical trial materials ourselves, but currently rely on a limited number of contract manufacturing organizations, or CMOs, for our clinical product supplies. There are risks inherent in the manufacture of drug and biologic products that could affect the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up and validating initial production. Typical manufacturing problems include low product yields, quality control failures, product instability, operator error, shortages of qualified personnel, storage mistakes and unpredictable production costs. If contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, thereby interrupting supply.

If in the future we develop our own manufacturing capabilities by building our own manufacturing facilities, we will incur significant expenditures. In addition, the construction and qualification of a drug substance facility may take several years to complete and there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. In addition, we would likely need to continue to hire and train qualified employees to staff our facilities.

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

To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we depend, and will depend in the future, on these third parties to perform their obligations in a timely manner and consistent with contractual and regulatory requirements. The failure of any CMO to perform its obligations as expected, or, to the extent we manufacture all or a portion of our product candidates ourselves, our failure to execute on our manufacturing requirements, could materially and adversely affect our business, financial condition and results of operations.

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, Aduro Biotech Europe’s B-select antibody platform may fail to identify product candidates that are safe and effective, or at all. Additionally, foreign acquisitions, including our acquisition of Aduro Biotech Europe, are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy, time-consuming and inherently unpredictable, and we may experience significant delays in the clinical development and regulatory approval of our product candidates or ultimately be unable to obtain regulatory approval for our product candidates, in which case our business will be substantially harmed.

We will not be permitted to market any of our product candidates in the United States until approval from the FDA is received. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not previously submitted a biologics license application, or BLA, or a new drug application, or NDA, to the FDA, or similar marketing applications filings to comparable foreign authorities. A BLA or NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency, or safety and effectiveness for each desired indication. The BLA or NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of immunotherapies for cancer. We also intend to obtain regulatory approval of future product candidates regardless of cancer type or origin, which the FDA may have difficulty accepting if our clinical trials only involve cancers of certain origins. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other submission, or to obtain regulatory approval in the United States or elsewhere;

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

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the products may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidates. We will be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports. The FDA may also require a risk evaluation and mitigation strategy, or REMS, as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. We will also have to comply with requirements concerning advertising and promotion for any of our product candidates that receive regulatory approval.

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, warning letters or adverse publicity;
•	holds on clinical trials;

•	refusal by regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of regulatory approvals;
•	product seizure or detention, or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

Any new legislation addressing drug or biologic products could result in delays in product development or commercialization, or increased costs to assure compliance. In addition, the FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

There has been heightened governmental scrutiny in the United States and abroad of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, at the federal level such scrutiny has resulted in several recent congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Outside of the United States, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

Third-party payors, whether domestic or foreign, governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to health care systems that could impact our ability to sell our products profitably. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted. The Affordable Care Act and its implementing regulations, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year (this requirement was commonly referred to as the “individual mandate).” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace other elements of the Affordable Care Act. Thus, the full impact of the Affordable Care Act, or any law replacing elements of it, on our business remains unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

•	the demand for our product candidates, if we obtain regulatory approval;
•	our ability to set prices that we believe are fair for our products;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare providers, patients and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we research, develop, sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•

federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating these statutes without actual knowledge of the statutes or specific intent to violate them;

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
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have a material and adverse effect on our business, financial condition and results of operations.

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

The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain. The steps we or our licensors have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside of the United States. Further, the examination process may require us or our licensors to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The rights already granted under any of our currently issued patents or those licensed to us and those that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we or our licensors are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected. It is also possible that we or our licensors will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

With respect to patent rights, we do not know whether any of the pending patent applications for any of our compounds or biologic products will result in the issuance of patents that effectively protect our technology or products, or if any of our issued patents or if any of our or our licensors’ issued patents will effectively prevent others from commercializing competitive technologies and products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our or our licensor’s patented technology, trademarks and other intellectual property rights is expensive, difficult and may in some cases not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult. For example, two of our patents, U.S. Patent Nos. 7,842,289 and 7,935,804, have previously been subject to reexamination proceedings in the U.S. Patent and Trademark Office, or USPTO, at the request of a third party.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates, and to use our related proprietary technologies without infringing the intellectual property rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing our product candidates. In addition, in any such proceeding or litigation, we could also be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially and adversely affect our business, financial condition and results of operations. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business, financial condition and results of operations.

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

We are aware of certain U.S. and foreign patents owned by a certain third party with claims that are broadly directed to a Listeria vaccine strain that contains certain proteins, some of these patents expire as late as 2021. These patents could be construed to cover CRS-207. In addition, we are aware of certain U.S. and foreign patents owned by a certain third party with claims that are broadly directed methods of using Listeria-based vaccines to treat certain cancers, which patents expire in 2017. The patents expiring in 2017 may be construed to cover our LADD product candidate, CRS-207, as well as the product candidates licensed to Janssen, ADU-214 and ADU-741. While we do not currently expect a product launch of an Aduro product prior to expiration of the above patents and, therefore, the patents would not appear relevant to our commercialization plans, our approval could be accelerated or the patents could be extended.

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

We have granted our partners rights to control certain matters related to our intellectual rights for licensed products. Our inability to control the filing, prosecution, maintenance and enforcement of such patents could materially and adversely affect our business, financial condition and results of operations.

As part of the license agreements with Janssen related to ADU-214 or ADU-741, we have granted Janssen the initial right and responsibility to file, prosecute, maintain and enforce any patents and patent applications that contain pending or issued claims that are specifically directed to the antigens contained in ADU-214 or ADU-741, including the rights to determine the strategy to apply for the extension of the term of certain licensed patents. As part of the license agreement with Merck related to anti-CD27, we have granted Merck the first rights to prosecute certain patent rights and rights to determine the strategy to apply for patent term extensions, and we are required to consult with Merck with respect to infringement matters related to certain licensed patents. Our inability to control these intellectual property rights could materially harm our business. For example, if a third party is infringing one of the antigen-specific patents by marketing a product that is identical or similar to ADU-214 for the treatment of lung cancer (such as a biosimilar of ADU-214), Janssen would have the initial right to enforce the antigen-specific patents against the third party and may make decisions with which we may not agree. Further, these partners may decide not to apply for extension of any term of a licensed patent that may otherwise be eligible for extension, which could decrease the royalties for the sale of products relating to such patents.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our and our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we or our licensors have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents, and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our or our licensors’ patents or marketing of competing products in violation of our proprietary rights generally in those countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our and our licensors’ patents at risk of being invalidated or interpreted narrowly and our and our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuits that we or our licensors initiate and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

Generic or biosimilar product manufacturers may develop, seek approval for, and launch generic or biosimilar versions, respectively, of our products. The FDA has published four draft guidance documents on biosimilar product development. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation, which are still being worked out by the FDA. To date, no biosimilar or interchangeable biologic has been licensed under the Biologics Price Competition and Innovation Act of 2009, or BPCIA, framework, although such approvals have occurred in Europe, and it is anticipated that the FDA will approve a biosimilar in the relatively near future. If any of our product candidates are approved by the FDA, the approval of a biologic product biosimilar to one of our products could materially and adversely affect our business, financial condition and results of operations. In particular, a biosimilar could be significantly less costly to bring to market and priced significantly lower than our products, if approved by the FDA.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Currently, we own or license patent families that cover our LADD technology platform, which expire between 2022 and 2027, subject to any extensions, and we own or license patent families that cover Listeria strains engineered to express, or improve the expression of, particular antigens, which, if issued, will expire between 2031 and 2037. We also own or license patent families that cover STING Activators, which, if issued, will expire between 2025 and 2037, subject to any extensions. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

The BPCIA established legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing branded product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves technological and legal complexity, and obtaining and enforcing pharmaceutical patents is costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors may obtain in the future. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents.

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

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material and adverse effect on our business, financial condition and results of operations.

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

Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position and may materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Financial Results

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, in addition to existing agreements with Novartis, Janssen and Merck, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future license and collaboration agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

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

The recently passed comprehensive tax reform bill could materially and adversely affect our business, financial condition and results of operations.

On December 22, 2017, President Donald J. Trump signed into law new tax legislation, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including (1) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) limitation of the tax deduction for interest expense, generally to 30% of adjusted earnings (as specifically calculated for this purpose); (3) for net operating losses generated after 2017, limitation of the deduction to 80% of current year taxable income, indefinite carryforwards, and elimination of carrybacks; (4) certain changes in the treatment of offshore earnings regardless of whether they are repatriated; (5) mandatory capitalization of research and development expenses beginning in 2022; (6) immediate deductions for certain new investments instead of deductions for depreciation expense over time; (7) further deduction limits on executive compensation; and (8) modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business, financial condition and results of operations. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business, financial condition and results of operations could be materially and adversely affected.

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

In addition, under Sections 382 and 383 of the Code, our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change” and such NOLs or other tax attributes were generated prior to such “ownership change.” Generally, an “ownership change” occurs if a corporation undergoes a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders (generally, stockholders or groups of stockholders owning at least 5% of the corporation’s stock, taking into account certain attribution rules) over a three-year period. Similar rules may apply under state tax laws. We have in the past experienced at least one ownership change that we believe will result in limitations in our ability to use certain of our NOLs and credits. In addition, we may experience future ownership changes as a result of future offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, our NOLs and tax credit carryforwards could be limited and, in the case of NOLs generated in 2017 and before, may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume and as a result of the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q among others.

In addition, the stock market in general, and the Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition and results of operations.

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

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our common stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation, if any, of their common stock.

Our principal stockholders and management own a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors and 5% stockholders together beneficially own a significant percentage of our voting stock. These stockholders may be able to determine the outcome of matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that other stockholders believe are in their best interests.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems.

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

As a public company we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which requires, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company we may take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  Once we are no longer an emerging growth company, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so.  If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed.  For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We will remain an emerging growth company until the earliest of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict when we will no longer be an emerging growth company.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which means that all stockholder actions be taken at a meeting of our stockholders;
•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer or by a majority of the total number of authorized directors;
•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing or cause us to take other corporate actions stockholders may desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find this provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline.

In addition, as required by the new revenue recognition standards under ASC 606, Revenue from Contracts with Customers, which applied beginning in the January 1, 2018, we will disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. Market practices surrounding the calculation of this measure are still evolving. It is possible that analysts and investors could misinterpret our disclosure or that the terms of our research or license agreements or other circumstances could cause our methods for preparing this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act of Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Aduro Biotech, Inc.
Date: May 2, 2018	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: May 2, 2018	By:	/s/ Jennifer Lew
Jennifer Lew
Chief Financial Officer
(Principal Financial Officer)