Form 10-Q
period 2018-06-30
ADURO BIOTECH, INC.
filed 2018-08-01
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Registrant’s Common Stock outstanding as of July 27, 2018 was 79,059,764.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$114,401	$157,614
Short-term marketable securities	174,711	168,489
Accounts receivable	1,042	989
Income tax receivable	17,495	17,495
Prepaid expenses and other current assets	4,606	5,544
Total current assets	312,255	350,131
Long-term marketable securities	16,783	23,614
Property and equipment, net	30,331	31,085
Goodwill	8,506	8,723
Intangible assets, net	30,044	31,107
Restricted cash	468	468
Total assets	$398,387	$445,128
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$992	$1,150
Accrued clinical trial and manufacturing expenses	4,110	5,898
Accrued expenses and other liabilities	8,801	12,601
Contingent consideration	6,799	6,829
Deferred revenue	17,613	14,923
Total current liabilities	38,315	41,401
Deferred rent	10,955	9,991
Contingent consideration	947	759
Deferred revenue	164,586	148,148
Deferred tax liabilities	6,319	6,538
Other long-term liabilities	831	818
Total liabilities	221,953	207,655
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; and no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; and 79,059,764 and 77,736,201 shares issued and outstanding at June 30, 2018 and December 31, 2017	8	8
Additional paid-in capital	530,312	519,435
Accumulated other comprehensive income	1,179	1,893
Accumulated deficit	(355,065)	(283,863)
Total stockholders’ equity	176,434	237,473
Total liabilities and stockholders’ equity	$398,387	$445,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration and license revenue	$2,639	$5,876	$9,266	$9,648
Grant revenue	—	41	—	41
Total revenue	2,639	5,917	9,266	9,689
Operating expenses:
Research and development	19,420	21,440	39,547	42,011
General and administrative	8,827	8,245	17,872	16,523
Amortization of intangible assets	147	136	299	268
Total operating expenses	28,394	29,821	57,718	58,802
Loss from operations	(25,755)	(23,904)	(48,452)	(49,113)
Interest income	1,340	780	2,539	1,430
Other loss, net	(20)	(64)	(36)	(68)
Loss before income tax	(24,435)	(23,188)	(45,949)	(47,751)
Income tax benefit	38	3,788	59	6,540
Net loss	$(24,397)	$(19,400)	$(45,890)	$(41,211)
Net loss per common share, basic and diluted	$(0.31)	$(0.27)	$(0.59)	$(0.59)
Shares used in computing net loss per common share, basic and diluted	78,817,840	71,101,336	78,364,914	69,679,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(24,397)	$(19,400)	$(45,890)	$(41,211)
Other comprehensive income (loss):
Unrealized gain/(loss) on marketable securities	53	25	(96)	2
Foreign currency translation adjustments	(1,495)	1,925	(618)	2,290
Comprehensive loss	$(25,839)	$(17,450)	$(46,604)	$(38,919)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(45,890)	$(41,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,178	1,659
Amortization of intangible assets	299	268
Accretion of discounts and amortization of premiums on marketable securities	(519)	497
Stock-based compensation	9,251	7,985
Loss from remeasurement of fair value of contingent consideration	360	1,636
Loss on disposal of property and equipment	3	5
Deferred income tax	(59)	1,272
Changes in operating assets and liabilities:
Accounts receivable	(52)	(2,238)
Prepaid expenses and other assets	1,540	(5,832)
Accounts payable	(669)	607
Deferred revenue	(6,184)	(7,514)
Accrued clinical trial and manufacturing expenses	(1,740)	(576)
Accrued expenses and other liabilities	(3,464)	(670)
Net cash used in operating activities	(44,946)	(44,112)
Cash Flows from Investing Activities
Purchase of marketable securities	(155,142)	(140,626)
Proceeds from maturities of marketable securities	156,174	233,678
Purchase of property and equipment	(825)	(1,453)
Proceeds from sale of property and equipment	4	—
Net cash provided by investing activities	211	91,599
Cash Flows from Financing Activities
Proceeds from the issuance of common stock, net of issuance costs	—	60,467
Proceeds from employee stock purchase plan	366	494
Proceeds from exercise of stock options and warrants	1,260	435
Net cash provided by financing activities	1,626	61,396
Effect of exchange rate changes	(104)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(43,213)	108,883
Cash, cash equivalents, and restricted cash at beginning of period	158,082	75,400
Cash, cash equivalents, and restricted cash at end of period	$114,869	$184,283
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$—	$850
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$652	$219
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$114,401	183,815
Restricted cash	468	468
Total cash, cash equivalents and restricted cash	$114,869	$184,283

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

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. In preparation for adoption of the standard, the Company engaged a third-party service provider to assist the Company with the evaluation. The Company continues to evaluate the overall impact the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The standard update allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the ASU 2018-02 eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The new standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has evaluated the impact of this guidance and has concluded that adoption of the standard will not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 – Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Shared-Based Payment Accounting. The standard update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed consolidated balance sheet line items (in thousands):

	June 30, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606
	(in thousands)
Liabilities
Deferred revenue	$17,613	$(1,185)	$16,428
Deferred revenue – noncurrent	164,586	(25,432)	139,154
Stockholders’ Equity
Accumulated deficit	(355,065)	26,617	(328,448)

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed consolidated statement of operations line items (in thousands, except per share data):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606	As reported	Adjustments	Balances without the adoption of Topic 606
				(in thousands)
Collaboration and license revenue	$2,639	$1,185	$3,824	$9,266	$1,305	$10,571
Total revenue	2,639	1,185	3,824	9,266	1,305	10,571
Loss from operations	(25,755)	1,185	(24,570)	(48,452)	1,305	(47,147)
Net loss	(24,397)	1,185	(23,212)	(45,890)	1,305	(44,585)
Net loss per share, basic and diluted

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed consolidated statement of cash flows line items (in thousands):

	Six Months Ended June 30, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606
	(in thousands)
Cash flows from operating activities
Net loss	$(45,890)	$1,305	$(44,585)
Changes in operating assets and liabilities:
Deferred revenue	(6,184)	(1,305)	(7,489)

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

3. Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. Assets and liabilities recorded at fair value on a recurring basis in the balance sheets, as well as assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$20,167	$—	$—	$20,167
U.S. government and agency securities	—	87,965	—	87,965
Corporate debt securities	—	67,033	—	67,033
Commercial paper	—	105,547	—	105,547
Total	$20,167	$260,545	$—	$280,712
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$7,746	$7,746
Total	$—	$—	$7,746	$7,746

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$86,461	$—	$—	$86,461
U.S. government and agency securities	—	108,076	—	108,076
Corporate debt securities	—	58,496	—	58,496
Commercial paper	—	74,011	—	74,011
Total	$86,461	$240,583	$—	$327,044
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$7,588	$7,588
Total	$—	$—	$7,588	$7,588

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017. There were no transfers between the fair value measurement category levels during any of the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2017	$7,588
Net change in fair value upon remeasurement	356
Foreign currency impact on contingent consideration	(198)
Balance at June 30, 2018	$7,746

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$25,183	$—	$—	$25,183
Money market funds	20,167	—	—	20,167
Commercial paper	69,051	—	—	69,051
Total cash and cash equivalents	$114,401	$—	$—	$114,401
Marketable securities:
U.S. government and agency securities	$88,266	$—	$(301)	$87,965
Corporate debt securities	67,124	—	(91)	67,033
Commercial paper	36,496	—	—	36,496
Total marketable securities	$191,886	$—	$(392)	$191,494

	December 31, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$22,673	$—	$—	$22,673
Money market funds	86,461	—	—	86,461
Commercial paper	48,480	—	—	48,480
Total cash and cash equivalents	$157,614	$—	$—	$157,614
Marketable securities:
U.S. government and agency securities	$108,317	$—	$(241)	$108,076
Corporate debt securities	58,551	1	(56)	58,496
Commercial paper	25,531	—	—	25,531
Total marketable securities	$192,399	$1	$(297)	$192,103

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of June 30, 2018 (in thousands):

	Amortized cost	Estimated Fair Value
Mature in one year or less	$175,000	$174,711
Mature after one year through two years	16,886	16,783
Total available-for-sale marketable securities	$191,886	$191,494

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Leasehold improvements	$26,965	$27,102
Lab equipment	7,906	7,243
Computer and office equipment	2,169	2,016
Furniture	1,797	1,767
Construction in progress	914	54
Total property and equipment	39,751	38,182
Less: accumulated depreciation	(9,420)	(7,097)
Property and equipment, net	$30,331	$31,085

Depreciation expense was $1.1 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $2.2 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Compensation and related benefits	$2,814	$5,320
Professional and consulting services	2,614	1,586
Accrued research expense	1,359	1,763
Accrued property and equipment	652	2,790
Deferred rent	557	434
Other	805	708
Total accrued expenses and other liabilities	$8,801	$12,601

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2017	$8,723
Foreign currency translation adjustment	(217)
Balance at June 30, 2018	$8,506

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,552	$1,540	$10,012
Total intangible assets with finite lives	11,552	1,540	10,012
Acquired IPR&D assets	20,032	—	20,032
Total intangible assets	$31,584	$1,540	$30,044

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,847	$1,283	$10,564
Total intangible assets with finite lives	11,847	1,283	10,564
Acquired IPR&D assets	20,543	—	20,543
Total intangible assets	$32,390	$1,283	$31,107

Intangible assets are carried at cost less accumulated amortization. The license agreement is being amortized over a period of 20 years and the amortization expense is recorded in operating expenses. The decrease in the gross carrying amount of intangible assets as of June 30, 2018 compared to December 31, 2017 reflects the impact of foreign currency exchange.

Amortization expense was $147,000 and $136,000 for the three months ended June 30, 2018 and 2017, respectively, and $299,000 and $268,000 for the six months ended June 30, 2018 and 2017, respectively.  Based on finite-lived intangible assets recorded as of June 30, 2018, the estimated future amortization expense is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2018 (remaining six months)	$289
2019	578
2020	578
2021	578
2022	578
2023	578

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

Under the Novartis Agreement, the Company received an upfront payment of $200.0 million in April 2015. During the second quarter of 2016, the Company received a $35.0 million development milestone upon initiation of a Phase 1 trial for the first STING product candidate, ADU-S100. The Company also received reimbursement of research and development costs from Novartis of $1.3 million since inception through June 30, 2018. The Company is eligible to receive up to an additional $215.0 million in development milestones and up to an additional $250.0 million in regulatory approval milestones.

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

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date in March 2015 and ends upon receipt of regulatory approval, estimated to occur in 2028. The Company’s performance period commenced in May 2015. The transaction price consists of the $200.0 million upfront fee, a $35.0 million milestone payment received in the second quarter of 2016 upon commencement of a Phase 1 study, and $1.3 million in reimbursement of research and development costs through June 30, 2018. The Company determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of Phase 1 studies. Therefore, these payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Novartis and have been excluded from the transaction price. The transaction price of $236.3 million is allocated to one combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three months ended June 30, 2018 and 2017, the Company recognized $2.5 million and $3.8 million, respectively, and for the six months ended June 30, 2018 and 2017, the Company recognized $6.1 million and $7.5 million, respectively, in revenue from its collaboration with Novartis. The remaining balance of the transaction price of $182.2 million is included in deferred revenue at June 30, 2018.

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

The Company received a milestone payment of $2.0 million in 2017 for the initiation of a GLP toxicology study, which was recognized in revenue when received as the Company had no remaining performance obligation. The Company also received a milestone payment of $3.0 million in the first quarter of 2018 for the initiation of Phase 1 trial for the anti-CD27 antibody. The milestone was recognized as revenue in the first quarter ended March 31, 2018 as the Company had completed its performance obligations under the agreement. The Company is eligible to receive future contingent payments, including up to $307.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, the Company is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized when earned as the Company has no remaining performance obligations under this agreement.

7. Commitments and Contingencies

Leases

The Company moved into its corporate office and laboratory facility located in Berkeley, California in August 2016. The Company leases approximately 110,853 square feet pursuant to an Office/Laboratory lease that was entered into in September 2015, or the Heinz Lease. The Heinz Lease has an initial term of approximately thirteen and a half years expiring on December 31, 2029. The Company has the right to further extend the Heinz Lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term. The Company is subleasing approximately 25,700 square feet in its Heinz facilities under subleases that expire on or before December 31, 2020.

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

The Company maintains a letter of credit with Bank of America Merrill Lynch as security for the Heinz Lease in the amount of $468,000. The letter of credit is collateralized by a certificate of deposit for $468,000 which has been included in restricted cash in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

The Company also leases a research and development facility in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease has been extended through December 2020. The Company believes that its existing facilities are adequate to meet its current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Rent expense was $1.5 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the leases at June 30, 2018 are as follows (in thousands):

Year Ending December 31,	Amounts
2018 (remaining six months)	$3,002
2019	5,529
2020	5,679
2021	5,332
2022	5,460
Thereafter	41,406
Total	$66,408

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

8. Stockholders’ Equity

At-the-Market Sales Agreement

In August 2017, the Company entered into an “at-the-market” sales agreement, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through Cowen, as the Company’s sales agent. The Company agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the three and six months ended June 30, 2018. As of June 30, 2018, the Company had an aggregate of $81.5 million available to be offered under the 2017 Sales Agreement, subject to the continued effectiveness of its shelf registration statement on Form S-3 (Registration No. 333-211063) or an effective replacement shelf registration statement.

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan equal to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2018 the shares issuable under the 2015 Plan increased by 3,109,448. The Company had 7,542,985 shares available for future grant under the 2015 Plan as of June 30, 2018.

2009 Plan

The 2009 Plan terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. At June 30, 2018, options to purchase 3,633,580 shares of common stock under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2018:

	Options Outstanding
	Shares Available for Grant		Number of Shares Underlying Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2017	6,117,580		9,076,018	$8.04	$32,256
Authorized	3,109,448		—
RSUs forfeited	244,600		—
Granted	(2,616,150)		2,616,150
Exercised	—		(1,241,293)
Canceled	687,507	(1)	(830,761)
Balance—June 30, 2018	7,542,985		9,620,114	$8.06	$23,705
Options exercisable—June 30, 2018			5,487,910	$7.37	$20,278
Options vested and expected to vest—June 30, 2018			9,409,069	$8.05	$23,569

(1)

This excludes 143,254 subject to canceled options for the six months ended June 30, 2018 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised for the three and six months ended June 30, 2018 was $3.6 million and $8.4 million, respectively.

As of June 30, 2018, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $23.8 million, which the Company expects to recognize over an estimated weighted-average period of 2.6 years.

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

The following table summarizes RSU activity for the six months ended June 30, 2018:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2017	1,436,623	$11.47
Vested	(26,175)	11.19
Canceled/forfeited	(244,600)	12.12
Balance—June 30, 2018	1,165,848	$11.34

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of June 30, 2018, there was $10.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs to be recognized over a weighted-average period of 2.9 years.

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP equal to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. There was no annual increase of shares issuable under the 2015 ESPP on January 1, 2018. The Company had 1,740,211 shares available for future issuance under the 2015 ESPP as of June 30, 2018.

As of June 30, 2018, the total unrecognized compensation expense related to ESPP was $105,000, which the Company expects to recognize over an estimated weighted-average period of 0.4 years.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$2,539	$2,343	$5,284	$4,593
General and administrative	1,788	1,655	3,967	3,392
Total stock-based compensation expense	$4,327	$3,998	$9,251	$7,985

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model. The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Option Plan		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	5.32 - 6.05	5.31 - 6.04	0.5	0.5
Volatility	71.6 - 71.7%	73.2 - 74.1%	54.5%	65.4%
Risk-free interest rate	2.38 - 2.87%	1.78 - 2.25%	2.09%	1.02%
Dividend yield	—%	—%	—%	—%

10. Income Taxes

Income tax benefit for the three months ended June 30, 2018 and 2017 was approximately $38,000 and $3.8 million, respectively, and $59,000 and $6.5 million for the six months ended June 30, 2018 and 2017, respectively. The income tax benefit recorded for the six months ended June 30, 2018 primarily related to the foreign deferred tax benefit from the amortization of intangibles. The income tax benefit recorded in 2017 primarily related to the current benefit of federal income taxes paid in 2016.

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

Also, on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, would be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined. Due to the broad complexities of the Tax Act, under the guidance of Staff Accounting Bulletin 118, the Company has determined a reasonable estimate for the effects of the Tax Act and reported the estimates as provisional amounts in its financial statements for which the accounting under ASC 740 is completed.

As of June 30, 2018, Aduro recorded a current income tax receivable of $17.5 million.  The current income tax receivable relates to the 2017 net operating loss.  Pursuant to Code Section 172(f), the Company plans to file a claim to carryback losses from 2017 to 2016.  The Company anticipates filing this claim in August 2018 and expects to receive the refund by the end of 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	9,620,114	10,846,006	9,620,114	10,846,006
Restricted stock units	1,165,848	749,700	1,165,848	749,700
Common stock warrants	63,661	95,221	63,661	95,221
Total	10,849,623	11,690,927	10,849,623	11,690,927

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

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of common stock, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $24.4 million and $19.4 million for the three months ended June 30, 2018 and 2017, respectively, and $45.9 million and $41.2 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, our cash, cash equivalents and marketable securities totaled $305.9 million and our accumulated deficit was $355.1 million.

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

The following table summarizes our research and development costs by platform:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
B-select	$5,950	$7,964	$11,200	$14,731
LADD	3,829	5,873	8,914	10,668
STING	3,153	1,907	5,886	4,551
Other research and development costs	2,031	1,095	4,211	3,175
Subtotal	14,963	16,839	30,211	33,125
Stock-based compensation	2,539	2,343	5,284	4,593
Facility costs and depreciation	1,918	2,258	4,052	4,293
Total research and development	$19,420	$21,440	$39,547	$42,011

Other research and development costs include early research programs, sponsored research grants and laboratory supplies and materials.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$2,639	$5,876	$(3,237)
Grant revenue	—	41	(41)
Total revenue	2,639	5,917	(3,278)
Operating expenses:
Research and development	19,420	21,440	(2,020)
General and administrative	8,827	8,245	582
Amortization of intangible assets	147	136	11
Total operating expenses	28,394	29,821	(1,427)
Loss from operations	(25,755)	(23,904)	(1,851)
Interest income	1,340	780	560
Other loss, net	(20)	(64)	44
Loss before income tax	(24,435)	(23,188)	(1,247)
Income tax benefit	38	3,788	(3,750)
Net loss	$(24,397)	$(19,400)	$(4,997)

Revenue

Collaboration and license revenue was $2.6 million for the three months ended June 30, 2018, a decrease of $3.2 million compared to the three months ended June 30, 2017. The variation in collaboration and license revenue for the quarter was primarily due to the timing of milestone payments earned from Merck for advancement of its anti-CD27 antibody, which entered clinical development in early 2018.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Compensation and related personnel costs	$5,429	$5,760	$(331)
Stock-based compensation expense	2,539	2,343	196
Clinical development	2,080	2,575	(495)
Facility costs	1,956	2,216	(260)
Supplies and materials	1,755	1,451	304
Contract manufacturing	1,618	1,896	(278)
Outside professional services	1,480	990	490
Contract research	1,412	1,358	54
Licensing fees	113	154	(41)
Other	1,038	2,697	(1,659)
Total research and development	$19,420	$21,440	$(2,020)

Research and development expenses were $19.4 million for the three months ended June 30, 2018, a decrease of $2.0 million compared to the three months ended June 30, 2017. The decrease was primarily due to lower expenses for our antibody programs, including contingent consideration and contract manufacturing related to ADU-1604 and BION-1301, respectively. In addition, clinical development expenses declined in 2018 following the wind down of CRS-207 development activities, partially offset by increased expenses for our ongoing clinical programs including ADU-S100, BION-1301, ADU-1604, and our personalized neoantigen-based immunotherapy.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Compensation and related personnel costs	$2,746	$2,776	$(30)
Outside professional services	2,718	1,849	869
Stock-based compensation expense	1,788	1,655	133
Facility costs	952	1,149	(197)
Other general and administrative	623	816	(193)
Total general and administrative	$8,827	$8,245	$582

General and administrative expenses were $8.8 million for the three months ended June 30, 2018, an increase of $0.6 million compared to the three months ended June 30, 2017. The increase was primarily due to outside professional services, legal fees associated with our patent portfolio, and higher stock-based compensation expense.

Interest Income

Interest income was $1.3 million for the three months ended June 30, 2018, an increase of $560,000 compared to the three months ended June 30, 2017. Interest income is earned from our funds invested in cash equivalents and marketable securities. The increase for the three months ended June 30, 2018 is primarily due to increased interest rates.

Provision for Income Taxes

Income tax benefit was $38,000 for the three months ended June 30, 2018, a decrease of $3.8 million compared to the three months ended June 30, 2017.  The income tax benefit for 2017 represents the federal income tax benefit associated with the carryback of 2017 losses as compared to the income tax benefit for 2018 which represents the foreign deferred tax benefit from the amortization of intangibles.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$9,266	$9,648	$(382)
Grant revenue	—	41	(41)
Total revenue	9,266	9,689	(423)
Operating expenses:
Research and development	39,547	42,011	(2,464)
General and administrative	17,872	16,523	1,349
Amortization of intangible assets	299	268	31
Total operating expenses	57,718	58,802	(1,084)
Loss from operations	(48,452)	(49,113)	661
Interest income	2,539	1,430	1,109
Other loss, net	(36)	(68)	32
Loss before income tax	(45,949)	(47,751)	1,802
Income tax benefit	59	6,540	(6,481)
Net loss	$(45,890)	$(41,211)	$(4,679)

Revenue

Collaboration and license revenue was $9.3 million for the six months ended June 30, 2018, a decrease of $382,000 compared to the six months ended June 30, 2017. The decrease in revenue for the first half of the year was primarily due to the adoption of the ASC 606 accounting standard on January 1, 2018, which resulted in a change in revenue recognition methodology for our Novartis collaboration revenue.

There was no grant revenue for the six months ended June 30, 2018, a decrease of $41,000 compared to the six months ended June 30, 2017, primarily due to most grants expiring in 2017.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Compensation and related personnel costs	$11,429	$11,313	$116
Stock-based compensation expense	5,284	4,593	691
Clinical development	4,465	4,320	145
Facility costs	4,094	4,236	(142)
Supplies and materials	3,153	2,860	293
Contract research	3,009	2,580	429
Contract manufacturing	2,767	6,106	(3,339)
Outside professional services	2,553	1,788	765
Licensing fees	500	382	118
Other	2,293	3,833	(1,540)
Total research and development	$39,547	$42,011	$(2,464)

Research and development expenses were $39.5 million for the six months ended June 30, 2018, a decrease of $2.5 million compared to the six months ended June 30, 2017. The decrease was primarily due to lower expenses for our antibody programs, including contingent consideration and contract manufacturing related to ADU-1604 and BION-1301, respectively. The decrease was partially offset by increased expenses for our ongoing clinical programs including ADU-S100, BION-1301, ADU-1604, and our personalized neoantigen-based immunotherapy.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Compensation and related personnel costs	$5,592	$5,708	$(116)
Outside professional services	5,034	3,696	1,338
Stock-based compensation expense	3,967	3,392	575
Facility costs	2,016	2,126	(110)
Other general and administrative	1,263	1,601	(338)
Total general and administrative	$17,872	$16,523	$1,349

General and administrative expenses were $17.9 million for the six months ended June 30, 2018, an increase of $1.3 million compared to the six months ended June 30, 2017. The increase was primarily due to outside professional services, legal fees associated with our patent portfolio, and higher stock-based compensation

Interest Income

Interest income was $2.5 million for the six months ended June 30, 2018, an increase of $1.1 million compared to the six months ended June 30, 2017. The increase in interest income earned in 2018 is primarily due to increased interest rates.

Provision for Income Taxes

Income tax benefit recorded for the six months ended June 30, 2018 was $59,000, a decrease of $6.5 million compared to the six months ended June 30, 2017.  The income tax benefit for 2017 represents the federal income tax benefit associated with the carryback of 2017 losses as compared to the income tax benefit for 2018 which represents the foreign deferred tax benefit from the amortization of intangibles.

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock, and proceeds from our collaboration and license agreements. At June 30, 2018, we had cash, cash equivalents and marketable securities of $305.9 million. We believe that our available cash, cash equivalents and marketable securities and anticipated funding from our collaboration agreements will be sufficient to fund our planned operations through 2020. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

In August 2017, we entered into an “at-the-market” sales agreement, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, acting as sales agent. We agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the three and six months ended June 30, 2018. As of June 30, 2018, we had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-211063) or an effective replacement shelf registration statement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(44,946)	$(44,112)
Investing activities	211	91,599
Financing activities	1,626	61,396
Effect of exchange rate changes	(104)	—
Net change in cash, cash equivalents, and restricted cash	$(43,213)	$108,883

Operating Activities

Net cash used in operating activities was $44.9 million for the six months ended June 30, 2018, compared to $44.1 million for the six months ended June 30, 2017. Net cash used in operating activities during 2018 was higher in 2018 primarily related to clinical trial activities, personnel costs and research and development expenses.

Investing Activities

Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2018, compared to net cash provided by investing activities of $91.6 million for the six months ended June 30, 2017. The change was primarily due to a higher level of purchases and timing of maturities of marketable securities in 2018 as compared to 2017.

Financing Activities

Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2018, compared to $61.4 million for the six months ended June 30, 2017. The decrease was primarily related to net cash proceeds from the sale of our common stock through a sales agreement with Cowen during the six months ended June 30, 2017. There were no such sales during the six months ended June 30, 2018.

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

There have been no other material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2018:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$3,002	$11,208	$10,792	$41,406	$66,408
Total contractual obligations	$3,002	$11,208	$10,792	$41,406	$66,408

Recently Adopted Pronouncements

On January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method. The adoption of this standard had a material impact on our condensed consolidated financial statements. Refer to Note 2 – Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for further discussion.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities and convertible debt securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We reported a net loss of $24.4 million and $19.4 million for the three months ended June 30, 2018 and 2017, respectively, and a net loss of $45.9 million and $41.2 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, we had an accumulated deficit of $355.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At June 30, 2018, our cash and cash equivalents and marketable securities were $305.9 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

A variety of risks associated with conducting clinical trials and marketing our product candidates internationally could materially and adversely affect our business, financial condition and results of operations.

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries in conducting clinical trials and if we obtain the necessary approvals, including:

•	differing legal and regulatory requirements in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations, including clinical trials;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
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

At June 30, 2018, we had 155 full-time employees, including 118 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We will likely manufacture limited quantities of clinical trial materials ourselves in the future, but we currently rely on a limited number of contract manufacturing organizations, or CMOs, for our clinical product supplies. There are risks inherent in the manufacture of drug and biologic products that could affect the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up and validating initial production. Typical manufacturing problems include low product yields, quality control failures, product instability, operator error, shortages of qualified personnel, storage mistakes and unpredictable production costs. If contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, thereby interrupting supply.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer’s patient programs, and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

If we or our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us and our third-party manufacturers. We and our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our and our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could materially and adversely affect our business, financial condition and results of operations.

We are subject to governmental regulation and other legal obligations related to privacy, data protection and information security. Compliance with these requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and, in the European Union (EU) and shortly in the European Economic Area (EEA), Regulation 2016/679, known as the General Data Protection Regulation, or GDPR. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect in Europe. The GDPR is directly applicable in each EU member state and applies to companies established in the EU as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Currently, we own or license patent families that cover our LADD technology platform, which expire between 2022 and 2027, subject to any extensions, and we own or license patent families that cover Listeria strains engineered to express, or improve the expression of, particular antigens, which, if issued, will expire between 2031 and 2037. We also own or license patent families that cover STING Activators, which, expire, or if issued will expire, between 2025 and 2038, subject to any extensions. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

10.1	Non-Employee Director Compensation Policy					X

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act of Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Aduro Biotech, Inc.
Date: August 1, 2018	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: August 1, 2018	By:	/s/ Jennifer Lew
Jennifer Lew
Chief Financial Officer
(Principal Financial Officer)