Form 10-Q
period 2018-09-30
ADURO BIOTECH, INC.
filed 2018-10-30
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of October 26, 2018 was 79,404,084.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$120,751	$157,614
Short-term marketable securities	145,043	168,489
Accounts receivable	—	989
Income tax receivable	17,841	17,495
Prepaid expenses and other current assets	4,128	5,544
Total current assets	287,763	350,131
Long-term marketable securities	12,840	23,614
Property and equipment, net	29,806	31,085
Goodwill	8,449	8,723
Intangible assets, net	29,698	31,107
Restricted cash	468	468
Total assets	$369,024	$445,128
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$780	$1,150
Accrued clinical trial and manufacturing expenses	3,760	5,898
Accrued expenses and other liabilities	8,601	12,601
Contingent consideration	—	6,829
Deferred revenue	17,744	14,923
Total current liabilities	30,885	41,401
Deferred rent	10,843	9,991
Contingent consideration	941	759
Deferred revenue	161,591	148,148
Deferred tax liabilities	6,237	6,538
Other long-term liabilities	832	818
Total liabilities	211,329	207,655
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; and no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; and 79,369,891 and 77,736,201 shares issued and outstanding at September 30, 2018 and December 31, 2017	8	8
Additional paid-in capital	534,632	519,435
Accumulated other comprehensive income	1,267	1,893
Accumulated deficit	(378,212)	(283,863)
Total stockholders’ equity	157,695	237,473
Total liabilities and stockholders’ equity	$369,024	$445,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Collaboration and license revenue	$3,063	$3,704	$12,329	$13,352
Grant revenue	—	90	—	131
Total revenue	3,063	3,794	12,329	13,483
Operating expenses:
Research and development	18,675	24,454	58,223	66,464
General and administrative	9,149	8,458	27,021	24,982
Amortization of intangible assets	144	145	443	413
Total operating expenses	27,968	33,057	85,687	91,859
Loss from operations	(24,905)	(29,263)	(73,358)	(78,376)
Interest income	1,353	998	3,892	2,428
Other income (loss), net	21	(129)	(15)	(197)
Loss before income tax	(23,531)	(28,394)	(69,481)	(76,145)
Income tax benefit	385	3,874	444	10,414
Net loss	$(23,146)	$(24,520)	$(69,037)	$(65,731)
Net loss per common share, basic and diluted	$(0.29)	$(0.33)	$(0.88)	$(0.92)
Shares used in computing net loss per common share, basic and diluted	79,086,841	75,167,334	78,607,180	71,529,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(23,146)	$(24,520)	$(69,037)	$(65,731)
Other comprehensive income (loss):
Unrealized gain on marketable securities	111	37	16	38
Foreign currency translation adjustments	(24)	1,056	(642)	3,347
Comprehensive loss	$(23,059)	$(23,427)	$(69,663)	$(62,346)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(69,037)	$(65,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,268	2,547
Amortization of intangible assets	443	413
Accretion of discounts and amortization of premiums on marketable securities	(800)	544
Stock-based compensation	13,472	12,010
Loss from remeasurement of fair value of contingent consideration	570	1,622
Loss on disposal of property and equipment	3	5
Deferred income tax	(99)	2,037
Changes in operating assets and liabilities:
Payment of contingent consideration	(3,322)	—
Accounts receivable	989	(210)
Income tax receivable	(346)	(12,509)
Prepaid expenses and other assets	1,631	1,668
Accounts payable	(26)	(863)
Deferred revenue	(9,246)	(11,218)
Accrued clinical trial and manufacturing expenses	(2,076)	1,581
Accrued expenses and other liabilities	(3,090)	3,544
Net cash used in operating activities	(67,666)	(64,560)
Cash Flows from Investing Activities
Purchase of marketable securities	(179,277)	(241,397)
Proceeds from maturities of marketable securities	214,314	313,398
Purchase of property and equipment	(2,007)	(3,382)
Proceeds from sale of property and equipment	10	—
Net cash provided by investing activities	33,040	68,619
Cash Flows from Financing Activities
Payment of contingent consideration	(3,481)	—
Proceeds from the issuance of common stock, net of issuance costs	—	77,156
Proceeds from employee stock purchase plan	366	494
Proceeds from exercise of stock options and warrants	1,328	1,864
Net cash provided by financing activities	(1,787)	79,514
Effect of exchange rate changes	(450)	535
Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,863)	84,108
Cash, cash equivalents, and restricted cash at beginning of period	158,082	75,400
Cash, cash equivalents, and restricted cash at end of period	$121,219	$159,508
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$—	$850
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$363	$896
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$120,751	$159,040
Restricted cash	468	468
Total cash, cash equivalents and restricted cash	$121,219	$159,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Aduro Biotech, Inc., and its wholly owned subsidiaries, or Aduro, or the Company, is an immunotherapy company focused on the discovery, development and commercialization of therapies that are intended to transform the treatment of challenging diseases. Aduro's technologies, which are designed to harness the body's natural immune system, are being investigated in cancer indications, autoimmune diseases and have the potential to expand into infectious diseases. The Company is located in Berkeley, California and its wholly-owned subsidiary, Aduro Biotech Holdings, Europe B.V., or Aduro Biotech Europe, is based in the Netherlands. The Company operates in one business segment.

Aduro's STING pathway activator technology is designed to activate the STING receptor in immune cells, which may result in a potent tumor-specific immune response. ADU-S100 (MIW815) is the first STING compound to enter the clinic and is currently being evaluated in a Phase 1 clinical trial as a single agent and in combination with ipilimumab and in a Phase 1b combination trial with spartalizumab (PDR001), an investigational anti-PD1 immune checkpoint inhibitor. Aduro’s B-select monoclonal antibody technology, including BION-1301, an anti-APRIL antibody, is comprised of a number of immune modulating assets in research and development. Aduro is collaborating with leading global pharmaceutical companies to expand its products and technologies.

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, in addition to the existing modified retrospective transition method, by allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In preparation for adoption of the standard, the Company engaged a third-party service provider to assist the Company with the evaluation. The Company has identified all leases and is currently reviewing the leases to determine the impact of the update on the Company’s consolidated financial statements. The Company is planning to adopt the new standard by initially applying the guidance at the adoption date, January 1, 2019, and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as permitted by ASU No. 2018-11.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The standard update allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the Tax Act. Consequently, the ASU 2018-02 eliminates the stranded tax effects resulting from the Tax Act. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The new standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company has evaluated the impact of this guidance and has concluded that adoption of the standard will not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 – Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Shared-Based Payment Accounting. The standard update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard simplifies several aspects of Topic 718 by expanding the scope of the following areas to account for nonemployee shared-based payment transactions: (1) overall measurement objective, (2) measurement date, (3) awards with performance conditions, and (4) classification reassessment of certain equity-classified awards. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company has evaluated the impact of this guidance and has concluded that adoption of the standard will not have a material impact on its consolidated financial statements.

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

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed consolidated balance sheet line items (in thousands):

	September 30, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606
	(in thousands)
Liabilities
Deferred revenue	$17,744	$(2,929)	$14,815
Deferred revenue – noncurrent	161,591	(24,554)	137,037
Stockholders’ Equity
Accumulated deficit	(378,212)	27,483	(350,729)

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed consolidated statement of operations line items (in thousands, except per share data):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606	As reported	Adjustments	Balances without the adoption of Topic 606
	(in thousands)			(in thousands)
Collaboration and license revenue	$3,063	$866	$3,929	$12,329	$2,171	$14,500
Total revenue	3,063	866	3,929	12,329	2,171	14,500
Loss from operations	(24,905)	866	(24,039)	(73,358)	2,171	(71,187)
Net loss	(23,146)	866	(22,280)	(69,037)	2,171	(66,866)
Net loss per share, basic and diluted	(0.29)	0.01	(0.28)	(0.88)	0.03	(0.85)

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed consolidated statement of cash flows line items (in thousands):

	Nine Months Ended September 30, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606
	(in thousands)
Cash flows from operating activities
Net loss	$(69,037)	$2,171	$(66,866)
Changes in operating assets and liabilities:
Deferred revenue	(9,246)	(2,171)	(11,417)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively, and early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2018 and the adoption of the standard did not have a material impact on its condensed consolidated statement of cash flows.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces the complexity of applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard is effective for annual periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018, and the adoption of the standard did not have a material impact on its condensed consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which included amendments to expand income tax accounting and disclosure guidance pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Tax Act. The Company adopted this ASU in the first quarter of 2018. Refer to Note 10 Income Taxes for more information and disclosures related to this amended guidance.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$28,243	$—	$—	$28,243
U.S. government and agency securities	—	73,492	—	73,492
Corporate debt securities	—	66,244	—	66,244
Commercial paper	—	89,587	—	89,587
Total	$28,243	$229,323	$—	$257,566
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$941	$941
Total	$—	$—	$941	$941

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$86,461	$—	$—	$86,461
U.S. government and agency securities	—	108,076	—	108,076
Corporate debt securities	—	58,496	—	58,496
Commercial paper	—	74,011	—	74,011
Total	$86,461	$240,583	$—	$327,044
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$7,588	$7,588
Total	$—	$—	$7,588	$7,588

The fair value of the contingent consideration liability represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value of the contingent consideration is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones. Changes in the fair value of the liability for contingent consideration, except for the impact of foreign currency, will be recognized as research and development expense in the condensed consolidated statements of operations until settlement.

In the third quarter of 2018, the Company received regulatory authorization to conduct clinical studies for a specified antibody product candidate, which triggered payment of contingent consideration. A total of $6.8 million was paid to the former shareholders of BioNovion Holding B.V., BioNovion, under the terms of the 2015 share sale agreement pursuant to which the Company acquired BioNovion.

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017. There were no transfers between the fair value measurement category levels during any of the periods presented.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2017	$7,588
Net change in fair value upon remeasurement	574
Payment of contingent considerations	(6,803)
Foreign currency impact on contingent consideration	(418)
Balance at September 30, 2018	$941

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$21,068	$—	$—	$21,068
Money market funds	28,243	—	—	28,243
Commercial paper	70,840	—	—	70,840
U.S. government and agency securities	600	—	—	600
Total cash and cash equivalents	$120,751	$—	$—	$120,751
Marketable securities:
U.S. government and agency securities	$73,138	$—	$(246)	$72,892
Corporate debt securities	66,278	1	(35)	66,244
Commercial paper	18,747	—	—	18,747
Total marketable securities	$158,163	$1	$(281)	$157,883

	December 31, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$22,673	$—	$—	$22,673
Money market funds	86,461	—	—	86,461
Commercial paper	48,480	—	—	48,480
Total cash and cash equivalents	$157,614	$—	$—	$157,614
Marketable securities:
U.S. government and agency securities	$108,317	$—	$(241)	$108,076
Corporate debt securities	58,551	1	(56)	58,496
Commercial paper	25,531	—	—	25,531
Total marketable securities	$192,399	$1	$(297)	$192,103

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of September 30, 2018 (in thousands):

	Amortized cost	Estimated Fair Value
Mature in one year or less	$145,279	$145,043
Mature after one year through two years	12,884	12,840
Total available-for-sale marketable securities	$158,163	$157,883

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Leasehold improvements	$26,964	$27,102
Lab equipment	8,081	7,243
Computer and office equipment	2,171	2,016
Furniture	1,750	1,767
Construction in progress	1,304	54
Total property and equipment	40,270	38,182
Less: accumulated depreciation	(10,464)	(7,097)
Property and equipment, net	$29,806	$31,085

Depreciation expense was $1.1 million and $888,000 for the three months ended September 30, 2018 and 2017, respectively, and $3.3 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Compensation and related benefits	$3,782	$5,320
Professional and consulting services	1,864	1,586
Accrued research expense	833	1,763
Deferred rent	627	434
Accrued property and equipment	309	2,790
Other	1,186	708
Total accrued expenses and other liabilities	$8,601	$12,601

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2017	$8,723
Foreign currency translation adjustment	(274)
Balance at September 30, 2018	$8,449

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,474	$1,673	$9,801
Total intangible assets with finite lives	11,474	1,673	9,801
Acquired IPR&D assets	19,897	—	19,897
Total intangible assets	$31,371	$1,673	$29,698

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,847	$1,283	$10,564
Total intangible assets with finite lives	11,847	1,283	10,564
Acquired IPR&D assets	20,543	—	20,543
Total intangible assets	$32,390	$1,283	$31,107

Intangible assets are carried at cost less accumulated amortization. The license agreement is being amortized over a period of 20 years and the amortization expense is recorded in operating expenses. The decrease in the gross carrying amount of intangible assets as of September 30, 2018 compared to December 31, 2017 reflects the impact of foreign currency exchange.

Amortization expense was $144,000 and $145,000 for the three months ended September 30, 2018 and 2017, respectively, and $443,000 and $413,000 for the nine months ended September 30, 2018 and 2017, respectively. Based on finite-lived intangible assets recorded as of September 30, 2018, the estimated future amortization expense is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2018 (remaining three months)	$143
2019	574
2020	574
2021	574
2022	574
2023	574

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

Under the Novartis Agreement, the Company received an upfront payment of $200.0 million in April 2015. During the second quarter of 2016, the Company received a $35.0 million development milestone upon initiation of a Phase 1 trial for the first STING product candidate, ADU-S100. The Company also received reimbursement of research and development costs from Novartis of $1.3 million since inception through September 30, 2018. The Company is eligible to receive up to an additional $215.0 million in development milestones and up to an additional $250.0 million in regulatory approval milestones.

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

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date in March 2015 and ends upon receipt of regulatory approval, estimated to occur in 2028. The Company’s performance period commenced in May 2015. The transaction price consists of the $200.0 million upfront fee, a $35.0 million milestone payment received in the second quarter of 2016 upon commencement of a Phase 1 study, and $1.3 million in reimbursement of research and development costs through September 30, 2018. The Company determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of Phase 1 studies. Therefore, these payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Novartis and have been excluded from the transaction price. The transaction price of $236.3 million is allocated to one combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three months ended September 30, 2018 and 2017, the Company recognized $3.0 million and $3.7 million, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recognized $9.1 million and $11.2 million, respectively, in revenue from its collaboration with Novartis. The remaining balance of the transaction price of $179.3 million is included in deferred revenue at September 30, 2018.

Janssen ADU-214 Agreement

In October 2014, the Company entered into a Research and License Agreement, or the Janssen ADU-214 Agreement, with Janssen Biotech Inc., or Janssen, a wholly owned subsidiary of Johnson & Johnson Development Corporation, to develop a drug for the treatment of lung cancer. On September 25, 2018, the Company received written notice of termination for the Janssen ADU-214 Agreement, effective December 24, 2018. Under the terms of the Janssen ADU-214 Agreement, the Company granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-214 for any and all uses. The Company was responsible for certain research and development activities from the effective date of the agreement until investigational new drug application, or IND, approval which occurred in the fourth quarter of 2015. The Company recognized an upfront license fee of $30.0 million on a straight-line basis from the effective date of the agreement through October 2015 and milestone payments of $21.0 million in 2015 as all performance obligations were achieved.

Janssen ADU-741 and GVAX Prostate Agreements

In May 2014, the Company entered into a Research and License Agreement, or the Janssen ADU-741 Agreement, and a GVAX Prostate License Agreement, or Janssen GVAX Prostate Agreement, with Janssen to collaborate on the development of a drug for the treatment of prostate cancer. On September 25, 2018, the Company received written notices of termination for the Janssen ADU-741 and GVAX Prostate License Agreements, effective December 24, 2018. Under the terms of the Janssen ADU-741 Agreement and the GVAX Prostate License Agreement, the Company granted Janssen exclusive, worldwide licenses to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-741 and GVAX Prostate, respectively, for any and all uses. The Company was responsible for certain research and development activities from the effective date of the Janssen ADU-741 Agreement until IND approval which occurred in the fourth quarter of 2015. The Company recognized upfront fees totaling $12.5 million on a straight-line basis from the effective date of the agreements through October 2015 and milestone payments of $10.0 million in 2015 as all performance obligations were achieved.

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

The Company received a milestone payment of $2.0 million in 2017 for the initiation of a GLP toxicology study, which was recognized in revenue when received as the Company had no remaining performance obligation. The Company also received a milestone payment of $3.0 million in the first quarter of 2018 for the initiation of a Phase 1 trial for the anti-CD27 antibody. The milestone was recognized as revenue in the first quarter ended March 31, 2018 as the Company had completed its performance obligations under the agreement. The Company is eligible to receive future contingent payments, including up to $307.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, the Company is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized when earned as the Company has no remaining performance obligations under this agreement.

7. Commitments and Contingencies

Leases

The Company moved into its corporate office and laboratory facility located in Berkeley, California in August 2016. The Company leases approximately 110,853 square feet pursuant to an office/laboratory lease that was entered into in September 2015, or the Heinz Lease. The Heinz Lease has an initial term of approximately thirteen and a half years expiring on December 31, 2029. The Company has the right to further extend the Heinz Lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term. The Company is subleasing approximately 30,100 square feet in its Heinz facility under subleases that expire on or before December 31, 2020.

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

The Company maintains a letter of credit with Bank of America Merrill Lynch as security for the Heinz Lease in the amount of $468,000. The letter of credit is collateralized by a certificate of deposit for $468,000 which has been included in restricted cash in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

The Company also leases a research and development facility in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease has been extended through December 2020. The Company believes that its existing facilities are adequate to meet its current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Rent expense was $1.4 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $4.3 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the leases at September 30, 2018 are as follows (in thousands):

Year Ending December 31,	Amounts
2018 (remaining three months)	$1,500
2019	5,525
2020	5,676
2021	5,332
2022	5,460
Thereafter	41,406
Total	$64,899

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

8. Stockholders’ Equity

At-the-Market Sales Agreement

In August 2017, the Company entered into an “at-the-market” sales agreement, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through Cowen, as the Company’s sales agent. The Company agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the three and nine months ended September 30, 2018. As of September 30, 2018, the Company had an aggregate of $81.5 million available to be offered under the 2017 Sales Agreement, subject to the continued effectiveness of its shelf registration statement on Form S-3 (Registration No. 333-211063) or an effective replacement shelf registration statement.

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan equal to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2018 the shares issuable under the 2015 Plan increased by 3,109,448. The Company had 6,343,313 shares available for future grant under the 2015 Plan as of September 30, 2018.

2009 Plan

The 2009 Plan terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. At September 30, 2018, options to purchase 3,562,435 shares of common stock under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Options Outstanding
	Shares Available for Grant		Number of Shares Underlying Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2017	6,117,580		9,076,018	$8.04	$32,256
Authorized	3,109,448		—
RSUs granted, net of forfeitures	(796,305)		—
Granted	(3,038,250)		3,038,250	6.20
Exercised	—		(1,314,739)	1.03
Canceled	950,840	(1)	(1,097,127)	12.51
Balance—September 30, 2018	6,343,313		9,702,402	$7.91	$25,683
Options exercisable—September 30, 2018			5,846,632	$7.41	$22,042
Options vested and expected to vest—September 30, 2018			9,511,787	$7.91	$25,514

(1)

This excludes 146,287 subject to canceled options for the nine months ended September 30, 2018 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised for the three and nine months ended September 30, 2018 was $463,000 and $8.8 million, respectively.

As of September 30, 2018, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $19.9 million, which the Company expects to recognize over an estimated weighted-average period of 2.7 years.

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

The following table summarizes RSU activity for the nine months ended September 30, 2018:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2017	1,436,623	$11.47
Granted	1,089,450	6.94
Vested	(262,856)	12.33
Canceled/forfeited	(293,145)	11.85
Balance—September 30, 2018	1,970,072	$8.79

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of September 30, 2018, there was $16.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs to be recognized over a weighted-average period of 3.4 years.

2015 Employee Stock Purchase Plan

In March 2015, the Company’s board of directors adopted and in April 2015 the Company’s stockholders approved the 2015 Employee Stock Purchase Plan, or the 2015 ESPP, which became effective upon the IPO. The 2015 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code, or the Code, and is administered by the Company’s board of directors and the Compensation Committee of the board of directors.

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP equal to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. There was no annual increase of shares issuable under the 2015 ESPP on January 1, 2018. The Company had 1,740,211 shares available for future issuance under the 2015 ESPP as of September 30, 2018.

As of September 30, 2018, the total unrecognized compensation expense related to ESPP was $41,000, which the Company expects to recognize over an estimated weighted-average period of 0.1 years.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$2,230	$2,118	$7,514	$6,711
General and administrative	1,991	1,906	5,958	5,299
Total stock-based compensation expense	$4,221	$4,024	$13,472	$12,010

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model. The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Option Plan		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	5.32 - 6.05	5.31 - 6.04	0.5	0.5
Volatility	70.9 - 71.7%	73.2 - 74.1%	54.5%	65.4%
Risk-free interest rate	2.38 - 2.89%	1.78 - 2.25%	2.09%	1.02%
Dividend yield	—%	—%	—%	—%

10. Income Taxes

Income tax benefit for the three months ended September 30, 2018 and 2017 was approximately $385,000 and $3.9 million, respectively, and $444,000 and $10.4 million for the nine months ended September 30, 2018 and 2017, respectively. The income tax benefit recorded for the nine months ended September 30, 2018 related primarily to the carryback of net operating losses from 2017 to 2016. The income tax benefit recorded in 2017 primarily related to the current benefit of federal income taxes paid in 2016.

The Company files income tax returns in the United States and the Netherlands. The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2014 through December 31, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

Also, on December 22, 2017, the SEC issued Staff Accounting Bulletin 118, which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, would be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined. During the third quarter of 2018, the Company has completed its analysis of the Tax Act and does not have any provisional amounts subject to SAB 118.

As of September 30, 2018, Aduro recorded a current income tax receivable of $17.8 million. The current income tax receivable relates to the 2017 net operating loss. Pursuant to Code Section 172(f), the Company has filed a claim to carryback losses from 2017 to 2016. The Company filed this claim in September 2018 and the claim was $346,000 higher than originally estimated, resulting in an additional tax benefit. The Company expects to receive the refund by the end of 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	9,702,402	9,589,282	9,702,402	9,589,282
Restricted stock units	1,970,072	1,186,575	1,970,072	1,186,575
Common stock warrants	63,661	66,978	63,661	66,978
Total	11,736,135	10,842,835	11,736,135	10,842,835

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

Forward-Looking Statements

This discussion and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, strategies, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that are intended to transform the treatment of challenging diseases. We believe our technologies, which are designed to harness the body's natural immune system and are being investigated in cancer indications, have the potential to expand into autoimmune and infectious diseases. Our STING pathway activator technology is designed to activate the STING receptor in immune cells, which may result in a potent tumor-specific immune response. ADU-S100 (MIW815) is the first STING pathway activator compound to enter the clinic and is currently being evaluated in a Phase 1 clinical trial as a single agent and in combination with ipilimumab and in a Phase 1b combination trial with spartalizumab (PDR001), an investigational anti-PD1 immune checkpoint inhibitor. Our B-select monoclonal antibody technology, including BION-1301, an anti-APRIL antibody, is comprised of a number of immune modulating assets in research and development.

We are developing a pipeline of proprietary product candidates on our own and we are collaborating with leading global pharmaceutical companies to expand our products and technologies. We are developing STING pathway activator product candidates in oncology under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis, and our anti-CD27 antibody was developed with and is exclusively licensed to Merck Sharp and Dohme B.V., or Merck. We have intellectual property protection on each of our product candidates, some of which we believe can be maintained into the 2030s.

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of common stock, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $23.1 million and $24.5 million for the three months ended September 30, 2018 and 2017, respectively, and $69.0 million and $65.7 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, our cash, cash equivalents and marketable securities totaled $278.6 million and our accumulated deficit was $378.2 million.

Recent Developments

On September 25, 2018, Janssen Biotech, Inc., or Janssen, notified us of its decision to discontinue development of proprietary attenuated strains of Listeria that we had licensed to them for potential treatment of lung and prostate cancers. Janssen is obligated to return the licensed assets to Aduro and the license agreements terminate effective December 24, 2018.

We have prioritized advancement of our lead STING pathway activator ADU-S100 and our anti-APRIL antibody BION-1301. We plan to complete our personalized LADD ongoing phase 1 monotherapy trial, treating up to a total of 13 subjects in accordance with the current protocol.

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

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates, as well as the development of product candidates pursuant to our research and license agreements with Novartis and Merck. We recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to increase in the future as we advance our product candidates into and through clinical trials and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates and technologies may be affected by a variety of factors including: the quality of our product candidates, early clinical data, investment in our clinical programs, competition, manufacturing capability and commercial viability. We may never succeed in obtaining regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

The following table summarizes our research and development costs by technology:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
B-select	$5,692	$7,925	$16,916	$22,656
LADD	2,742	5,590	11,657	16,259
STING	3,527	3,402	9,413	7,953
Other research and development costs	2,526	3,342	6,737	6,515
Subtotal	14,487	20,259	44,723	53,383
Stock-based compensation	2,230	2,118	7,514	6,711
Facility costs and depreciation	1,958	2,077	5,986	6,370
Total research and development	$18,675	$24,454	$58,223	$66,464

Other research and development costs include early research programs, sponsored research grants and laboratory supplies and materials.

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services, and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services, insurance expenses, investor relations activities, administrative services and other consulting fees. Allocated expenses consist of rent expense related to our offices and research and development facility.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$3,063	$3,704	$(641)
Grant revenue	—	90	(90)
Total revenue	3,063	3,794	(731)
Operating expenses:
Research and development	18,675	24,454	(5,779)
General and administrative	9,149	8,458	691
Amortization of intangible assets	144	145	(1)
Total operating expenses	27,968	33,057	(5,089)
Loss from operations	(24,905)	(29,263)	4,358
Interest income	1,353	998	355
Other income (loss), net	21	(129)	150
Loss before income tax	(23,531)	(28,394)	4,863
Income tax benefit	385	3,874	(3,489)
Net loss	$(23,146)	$(24,520)	$1,374

Revenue

Collaboration and license revenue was $3.1 million for the three months ended September 30, 2018, a decrease of $0.6 million compared to the three months ended September 30, 2017. The decrease in revenue was primarily due to the change in revenue recognition methodology as a result of adopting ASC 606 on January 1, 2018, which resulted in a change in revenue recognition methodology for our Novartis collaboration revenue.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Compensation and related personnel costs	$5,425	$5,485	$(60)
Clinical development	2,311	2,734	(423)
Stock-based compensation expense	2,230	2,118	112
Contract research	2,019	3,584	(1,565)
Facility costs	1,896	2,061	(165)
Outside professional services	1,424	1,122	302
Contract manufacturing	1,413	4,570	(3,157)
Supplies and materials	1,326	1,392	(66)
Licensing fees	163	38	125
Other	468	1,350	(882)
Total research and development	$18,675	$24,454	$(5,779)

Research and development expenses were $18.7 million for the three months ended September 30, 2018, a decrease of $5.8 million compared to the three months ended September 30, 2017. The decrease was primarily due to lower contract manufacturing expense for our anti-APRIL antibody, lower expense for contract research due to timing, and lower contingent consideration expense related to our anti-CTLA4 antibody. Following the discontinuation of CRS-207 development in the fourth quarter of 2017, clinical development expenses for LADD declined while investment in ADU-S100 and BION-1301 increased due to prioritization of STING and APRIL programs in 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Outside professional services	$3,327	$2,184	$1,143
Compensation and related personnel costs	2,166	2,715	(549)
Stock-based compensation expense	1,991	1,906	85
Facility costs	945	935	10
Other	720	718	2
Total general and administrative	$9,149	$8,458	$691

General and administrative expenses were $9.1 million for the three months ended September 30, 2018, an increase of $0.7 million compared to the three months ended September 30, 2017. The increase was primarily due to outside professional services and consulting services.

Interest Income

Interest income was $1.4 million for the three months ended September 30, 2018, an increase of $0.4 million compared to the three months ended September 30, 2017. The increase for the three months ended September 30, 2018 is primarily due to increased interest rates.

Provision for Income Taxes

Income tax benefit was $0.4 million for the three months ended September 30, 2018, a decrease of $3.5 million compared to the three months ended September 30, 2017 income tax benefit of $3.9 million. The income tax benefit for 2017 represents the federal income tax benefit associated with the carryback of 2017 losses to 2016. The income tax benefit for 2018 primarily represents the carryback of net operating loss from 2017 to 2016 which was $0.3 million higher than originally expected.

Comparison of the Nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$12,329	$13,352	$(1,023)
Grant revenue	—	131	(131)
Total revenue	12,329	13,483	(1,154)
Operating expenses:
Research and development	58,223	66,464	(8,241)
General and administrative	27,021	24,982	2,039
Amortization of intangible assets	443	413	30
Total operating expenses	85,687	91,859	(6,172)
Loss from operations	(73,358)	(78,376)	5,018
Interest income	3,892	2,428	1,464
Other loss, net	(15)	(197)	182
Loss before income tax	(69,481)	(76,145)	6,664
Income tax benefit	444	10,414	(9,970)
Net loss	$(69,037)	$(65,731)	$(3,306)

Revenue

Collaboration and license revenue was $12.3 million for the nine months ended September 30, 2018, a decrease of $1.0 million compared to the nine months ended September 30, 2017. The decrease in revenue for the period was primarily due to the adoption of the ASC 606 accounting standard on January 1, 2018, which resulted in a change in revenue recognition methodology for our Novartis collaboration revenue.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Compensation and related personnel costs	$16,067	$16,798	$(731)
Clinical development	7,549	7,054	495
Stock-based compensation expense	7,514	6,711	803
Facility costs	5,990	6,297	(307)
Contract research	5,778	6,164	(386)
Supplies and materials	4,479	4,252	227
Contract manufacturing	4,943	10,677	(5,734)
Outside professional services	3,977	2,910	1,067
Licensing fees	663	420	243
Other	1,263	5,181	(3,918)
Total research and development	$58,223	$66,464	$(8,241)

Research and development expenses were $58.2 million for the nine months ended September 30, 2018, a decrease of $8.2 million compared to the nine months ended September 30, 2017. The decrease was primarily due to lower contract manufacturing expense for our anti-APRIL antibody and LADD programs as well as lower expense for contingent consideration related to our anti-CTLA4 antibody. Following the discontinuation of CRS-207 development in the fourth quarter of 2017, clinical development expenses for LADD declined while investment in ADU-S100 and BION-1301 increased due to prioritization of STING and APRIL programs in 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Outside professional services	$8,361	$5,879	$2,482
Compensation and related personnel costs	7,758	8,423	(665)
Stock-based compensation expense	5,958	5,299	659
Facility costs	2,961	3,061	(100)
Other	1,983	2,320	(337)
Total general and administrative	$27,021	$24,982	$2,039

General and administrative expenses were $27.0 million for the nine months ended September 30, 2018, an increase of $2.0 million compared to the nine months ended September 30, 2017. The increase was primarily due to higher professional services costs due to consulting services, as well as higher stock-based compensation expense.

Interest Income

Interest income was $3.9 million for the nine months ended September 30, 2018, an increase of $1.5 million compared to the nine months ended September 30, 2017. The increase in interest income earned in 2018 is primarily due to increased interest rates.

Provision for Income Taxes

Income tax benefit recorded for the nine months ended September 30, 2018 was $0.4 million, a decrease of $10.0 million compared to the nine months ended September 30, 2017 income tax benefit of $10.4 million. The income tax benefit for 2017 represents the federal income tax benefit associated with the carryback of 2017 losses. The income tax benefit for 2018 primarily represents the carryback of net operating loss from 2017 to 2016 which was $0.3 million higher than originally expected.

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock, and proceeds from our collaboration and license agreements. At September 30, 2018, we had cash, cash equivalents and marketable securities of $278.6 million. We believe that our available cash, cash equivalents and marketable securities and anticipated funding from our collaboration agreements will be sufficient to fund our planned operations through 2020. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

In August 2017, we entered into an “at-the-market” sales agreement, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, acting as sales agent. We agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the three and nine months ended September 30, 2018. As of September 30, 2018, we had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-211063) or an effective replacement shelf registration statement.

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

We plan to continue to fund our operations and capital funding needs through equity and/or debt financing and potential milestones from existing collaboration agreements. We may also consider entering into additional collaboration arrangements or selectively partnering for clinical development and commercialization. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could harm our business, financial condition and results of operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(67,666)	$(64,560)
Investing activities	33,040	68,619
Financing activities	(1,787)	79,514
Effect of exchange rate changes	(450)	535
Net change in cash, cash equivalents, and restricted cash	$(36,863)	$84,108

Operating Activities

Net cash used in operating activities was $67.7 million for the nine months ended September 30, 2018, compared to $64.6 million for the nine months ended September 30, 2017. Net cash used in operating activities was higher in 2018 primarily related to a one-time payment to the former shareholders of BioNovion under the terms of the 2015 share sale agreement pursuant to which we acquired BioNovion; such payment was triggered by regulatory authorization to conduct clinical trials with our anti-CTLA4 product candidate.

Investing Activities

Net cash provided by investing activities was $33.0 million for the nine months ended September 30, 2018, compared to net cash provided by investing activities of $68.6 million for the nine months ended September 30, 2017. The change was primarily due to a lower level of purchases and timing of maturities of marketable securities in 2018 as compared to 2017.

Financing Activities

Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2018, compared to $79.5 million provided by financing activities for the nine months ended September 30, 2017. The decrease was primarily related to net cash proceeds from the sale of our common stock through a sales agreement with Cowen during the nine months ended September 30, 2017. There were no such sales during the nine months ended September 30, 2018.

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

There have been no other material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2018:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$1,500	$11,201	$10,792	$41,406	$64,899
Total contractual obligations	$1,500	$11,201	$10,792	$41,406	$64,899

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such actions will be sufficient to provide us with effective internal control over financial reporting.

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

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of common stock, licensing agreements with pharmaceutical partners and revenue from government grants. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We reported a net loss of $23.1 million and $24.5 million for the three months ended September 30, 2018 and 2017, respectively, and a net loss of $69.0 million and $65.7 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, we had an accumulated deficit of $378.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At September 30, 2018, our cash and cash equivalents and marketable securities were $278.6 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We do not have any committed external source of funds or other support for our development efforts other than our license agreements, including our collaboration and license agreement with Novartis, which may be terminated by Novartis upon 180 days’ notice, and our license agreement with Merck, which may be terminated by Merck upon 120 days’ notice. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms.

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

We do not have any products that have gained regulatory approval. Our immuno-oncology product candidates are designed to leverage the patient’s immune system to slow the growth and spread of, or eliminate, tumor cells. Any products we develop may not effectively modulate the immune response to slow the spread of or eliminate cancer cells. The scientific evidence to support the feasibility of immuno-oncology product candidates is preliminary and limited. Our business and future success depend on our ability to obtain regulatory approval of and then successfully commercialize our product candidates. Advancing these novel therapies creates significant challenges for us, including, among others:

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

We may not be successful in our efforts to use and expand our technologies to build a pipeline of product candidates.

A key element of our strategy is to use and expand our technologies to build a pipeline of product candidates, combine our product candidates with existing and novel therapies, and progress these product candidates and combinations through clinical development for the treatment of various diseases. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various cancers, we may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenues in future periods.

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

•

We and our contract manufacturers must comply with the FDA’s current good manufacturing practices, or cGMP, regulations and guidelines. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of product candidates for our clinical studies, the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions or criminal prosecution; and

•

Our STING and B-select product candidates, as well as LADD, are sensitive to temperature, which must be controlled during storage and transportation, which adds complexity and expense. We rely on third parties to provide controlled temperature storage and shipping. If any third-party provider fails to maintain proper temperature control or if a shipment is delayed in transit for a prolonged period of time, the product candidate could become unsuitable for use.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer and our Chief Financial Officer, as well as Vice President of Antibody Research and European site head in the Netherlands. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business. The Northern California region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. For example, our Chief Medical Officer recently resigned from her position. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

At September 30, 2018, we had 155 full-time employees, including 117 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The use of STING Pathway Activator or B-select product candidates as potential cancer treatments, even if approved, may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. For example, certain of the product candidates that we are developing target a cell surface marker that may be present on non-cancerous cells as well as cancer cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

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

We have, and we may seek to enter into additional, collaboration agreements with other pharmaceutical or biotechnology companies. In the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner. For example, we have entered into a collaboration and license agreement with Novartis for the development and commercialization of STING Activator product candidates in oncology. Under this agreement, we have granted Novartis a co-exclusive license to develop such products worldwide and an exclusive license to commercialize such products outside of the United States. We have also entered into a worldwide development and commercialization agreement with Merck for the development of an anti-CD27 agonist. Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. For example, Janssen recently notified us that effective December 24, 2018 it is terminating our exclusive research and license agreements under which we granted Janssen licenses for the development and commercialization of proprietary attenuated strains of Listeria for treatment of lung and prostate cancers, and we have now prioritized advancement of other product candidates over LADD. In addition, any termination of our collaboration agreements, including the research and license agreements with Janssen, will terminate the funding we may receive under the relevant collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs.

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

We may manufacture limited quantities of clinical trial materials ourselves in the future, but we currently rely on a limited number of contract manufacturing organizations, or CMOs, for our clinical product supplies. There are risks inherent in the manufacture of drug and biologic products that could affect the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up and validating initial production. Typical manufacturing problems include low product yields, quality control failures, product instability, operator error, shortages of qualified personnel, storage mistakes and unpredictable production costs. If contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, thereby interrupting supply.

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, Aduro Biotech Europe’s B-select antibody technology may fail to identify product candidates that are safe and effective, or at all. Additionally, foreign acquisitions, including our acquisition of Aduro Biotech Europe, are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Additionally, obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. A decision by a third-party payor not to cover or separately reimburse for our products or procedures using our products, could reduce physician utilization of our products once approved. Assuming there is coverage for our product candidates, or procedures using our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year (this requirement was commonly referred to as the “individual mandate).” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace other elements of the Affordable Care Act. Thus, the full impact of the Affordable Care Act, or any law replacing elements of it, on our business remains unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities, including our consulting arrangements with physicians, some of whom receive stock options as compensation for services provided, could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have a material and adverse effect on our business, financial condition and results of operations.

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

Our commercial success depends on our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell our product candidates and use our licensors’ or collaborators’ proprietary technologies without infringing the property rights of third parties. For example, we have entered into license agreements with the Regents of the University of California related to our LADD technology, and license agreements with Karagen Pharmaceuticals, Inc. and the Regents of the University of California and a consortium of universities led by Memorial Sloan Kettering related to STING Activators, and we expect to enter into additional licenses in the future. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

We have granted Merck rights to control certain matters related to our intellectual rights for our licensed products. Our inability to control the filing, prosecution, maintenance and enforcement of such patents could materially and adversely affect our business, financial condition and results of operations.

As part of the license agreement with Merck related to anti-CD27, we have granted Merck the first rights to prosecute certain patent rights and rights to determine the strategy to apply for patent term extensions, and we are required to consult with Merck with respect to infringement matters related to certain licensed patents. Our inability to control these intellectual property rights could materially harm our business. For example, if a third party is infringing our patent covering anti-CD27, by marketing a product that is identical or similar to anti-CD27, Merck would have the initial right to enforce the patent against the third party and may make decisions with which we may not agree. Further, Merck may decide not to apply for extension of any term of a licensed patent that may otherwise be eligible for extension, which could decrease the royalties for the sale of products relating to such patents.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Currently, we own or license patent families that cover STING Activators, which, expire, or if issued will expire, between 2025 and 2038, subject to any extensions. We also own or license patent families that cover our LADD technology, which expire between 2022 and 2027, subject to any extensions, and we own or license patent families that cover Listeria strains engineered to express, or improve the expression of, particular antigens, which, if issued, will expire between 2031 and 2037. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, in addition to existing agreements with Novartis and Merck, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future license and collaboration agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

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

On December 22, 2017, the Tax Act was enacted. The Tax Act, among other things, contains significant changes to corporate taxation, including (1) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) limitation of the tax deduction for interest expense, generally to 30% of adjusted earnings (as specifically calculated for this purpose); (3) for net operating losses generated after 2017, limitation of the deduction to 80% of current year taxable income, indefinite carryforwards, and elimination of carrybacks; (4) certain changes in the treatment of offshore earnings regardless of whether they are repatriated; (5) mandatory capitalization of research and development expenses beginning in 2022; (6) immediate deductions for certain new investments instead of deductions for depreciation expense over time; (7) further deduction limits on executive compensation; and (8) modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business, financial condition and results of operations. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business, financial condition and results of operations could be materially and adversely affected.

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

In addition, under Sections 382 and 383 of the Code, our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change” and such NOLs or other tax attributes were generated prior to such “ownership change.” Generally, an “ownership change” occurs if a corporation undergoes a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders (generally, stockholders or groups of stockholders owning at least 5% of the corporation’s stock, taking into account certain attribution rules) over a rolling three-year period. Similar rules under state tax laws may also apply to limit our ability to use accumulated state tax attributes. We have in the past experienced at least one ownership change that we believe will result in limitations in our ability to use certain of our NOLs and tax credit carryforwards. In addition, we may experience future ownership changes as a result of future offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, our NOLs and tax credit carryforwards could be limited and, in the case of NOLs generated in or prior to 2017, may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

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

Our revenue is primarily derived from our research and license agreements, from which we receive upfront fees, contract research payments, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements and royalties. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from significant payments based on the execution of new research and license agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from research and license agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from these agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners terminates our collaboration, fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.

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

Additionally, the number of shares of our common stock reserved for issuance under our 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and continuing through and including January 1, 2025, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Further, the number of shares of our common stock reserved for issuance under our 2015 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2016 and continuing through and including January 1, 2025, by 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Aduro Biotech, Inc.
Date: October 30, 2018	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: October 30, 2018	By:	/s/ Jennifer Lew
Jennifer Lew
Chief Financial Officer
(Principal Financial Officer)