Form 10-K
period 2018-12-31
ADURO BIOTECH, INC.
filed 2019-02-27
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2018, based on the closing price of the shares of common stock on the Nasdaq Stock Market for such date, was $447,489,686.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2019 was 79,709,275.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the potential of our technologies and our ability to execute on our corporate strategy;
•	our ability to fund our working capital needs into 2022;
•	our ability to develop and commercialize our product candidates;
•	our ability to use and expand our technologies to build a pipeline of product candidates;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	the strength and breadth of our patent portfolio;
•	the potential for receipt of additional milestone payments;
•	our ability to obtain and adequately protect intellectual property rights for our product candidates;
•	our continued reliance of third parties for manufacturing our product candidates, conducting our clinical trials and certain research activities;
•	our ability to in-license, acquire or invest in complementary businesses, technologies, products or assets to further expand or complement our portfolio of product candidates;
•	expected timing of our clinical trials; and
•	the timing and availability of results of our clinical trials and those of our collaborators.

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

PART I

Item 1. Business.

Overview

References herein to “we,” “us,” “Company” and “Aduro” refer to Aduro Biotech, Inc. and its consolidated subsidiaries unless the context specifically states otherwise.

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that are designed to harness the body's natural immune system for the treatment of patients with challenging diseases. Our primary technologies related to the Stimulator of Interferon Genes (STING) and A Proliferation Inducing Ligand (APRIL) pathways have led to what we believe is a strong pipeline of clinical candidates that are being investigated in cancer, autoimmune and inflammatory diseases. Our product candidates are designed to stimulate and/or regulate innate and adaptive immune responses, particularly in combination with other novel immunotherapies. We are collaborating with a number of leading global pharmaceutical companies to help expand and drive our product pipeline. Our strategy is to rapidly advance best-in-class therapies from our STING and APRIL technologies through clinical development and regulatory approval.

Our STING pathway activator technology is designed to activate the intracellular STING receptor, which may result in a potent tumor-specific immune response. We are developing STING pathway activator product candidates, including ADU-S100 (MIW815), in oncology under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis. ADU-S100, the first STING pathway activator to enter the clinic, is being evaluated in a Phase 1 clinical trial as a single agent and in an ongoing Phase 1b combination trial with spartalizumab (PDR001), an investigational anti-PD-1 monoclonal antibody, in patients with cutaneously accessible metastatic solid tumors or lymphomas. Preliminary results and observations from these trials were presented at the Society for Immunotherapy of Cancer’s (SITC) 33rd Annual Meeting in November 2018. We also have initiated a Phase 1 trial of ADU-S100 in combination with YERVOY® (ipilimumab), an approved anti-CTLA-4 antibody for the treatment of relapsed and refractory melanoma. We expect to initiate a Phase 1b/2 clinical trial of ADU-S100 with an approved anti-PD-1 monoclonal antibody in patients with squamous cell carcinoma of the head and neck (SCCHN) in the second half of 2019.

APRIL is a soluble factor that binds to B-cell maturation antigen, or BCMA, and transmembrane activator and CAML interactor, or TACI, receptors thereby inducing signaling, and is implicated in IgA nephropathy, multiple myeloma and other indications. BION-1301, a first-in-class fully blocking monoclonal antibody that blocks APRIL binding to both the BCMA and TACI receptors, is being evaluated in an ongoing Phase 1/2 clinical trial for multiple myeloma. We expect to initiate a Phase 1 clinical trial of BION-1301 in healthy volunteers as part of our plan to evaluate BION-1301 in IgA nephropathy in the first half of 2019.

In addition to our current STING pathway product candidates that activate the STING receptor, we are developing product candidates that are designed to prevent or control immune responses through the STING pathway as part of our cGAS-STING pathway inhibitor program. In December 2018, we entered into a research collaboration and exclusive license agreement with Eli Lilly and Company, or Lilly, for our cGAS-STING pathway inhibitor program for the research and development of novel inhibitor product candidates for autoimmune and other inflammatory diseases.

We have intellectual property protection on our STING and APRIL technologies and each of our product candidates, some of which we believe can be maintained into 2039.

Our Strategy

We aim to discover, develop and commercialize therapies to treat challenging diseases based on our STING and APRIL pathway technologies. Key elements of our strategy include:

•

Rapidly advance therapies from our STING and APRIL technologies through discovery, clinical development and regulatory approval. We are developing novel drug candidates by leveraging our proprietary technologies and understanding of the STING and APRIL pathways. We have proprietary technologies that we believe can generate novel and combinable therapies to target disease indications with significant unmet medical need.

•

Expand on the value of our product candidates through partnerships. We may decide to selectively partner product candidates in certain geographies and where we believe a partner could bring additional resources and expertise to maximize the value of our product candidates. We have strategic partnerships with Novartis for STING pathway activator product candidates in oncology, Lilly for cGAS-STING pathway inhibitor product candidates and Merck to advance an anti-CD27 antibody. We believe these partnerships have the potential to drive significant value through the extensive capabilities of these organizations.

•

Maximize the value of our proprietary STING and APRIL pathway programs through the retention of commercial rights in key markets. We retain U.S. commercial rights for STING pathway activator product candidates in oncology developed in collaboration with Novartis. In addition, we maintain full ownership of our APRIL pathway product candidates.

•

Leverage the expertise of our scientific founders and key advisors to develop innovative technologies at the forefront of immunotherapy. Our scientific founders and advisors are from some of the world’s leading research institutions and have a history of seminal discoveries and significant experience in oncology and immunotherapy. As such, we plan to continue to leverage the collective talent of our scientists, clinicians and a network of highly influential advisors to inform our development strategy and enable our technology to be at the forefront of immunotherapy. We strive to protect our commercially important discoveries and product candidates by applying for, maintaining, and defending our patent rights.

Our Pipeline

STING Pathway Technology

We believe key attributes of our STING pathway technology include:

•	Early Evidence of Potency. Our STING pathway activator product candidates have demonstrated significant anti-tumor activity in preclinical studies as well as early clinical activity.
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

•

Combinability. Based on their mechanism of action and results from preclinical studies and observations from early clinical studies, we believe our STING pathway activator product candidates may have synergistic or additive benefits of immune-mediated tumor killing mechanisms when combined with conventional and novel therapies, such as chemotherapy, radiotherapy and checkpoint inhibitors, among others.

•	Ease of Manufacture. Our STING pathway activator product candidates are small molecules manufactured through a relatively simple and cost-effective process.
•	Broad Applicability. We believe our STING pathway product candidates have broad application in oncology as well as autoimmune and inflammatory diseases.

The STING receptor is known to be a central mediator of innate immunity and is critical for immune surveillance. Recent advancements reported in numerous leading scientific journals have generated significant interest and rationale for targeting the STING receptor as a novel therapeutic approach to immuno-oncology. We are developing a portfolio of synthetic proprietary small molecule immune modulators that target and activate the STING receptor with application across diverse diseases. The STING receptor is generally expressed at high levels in immune cells, including dendritic cells, or DCs, and many other cells in the body. Once activated, the STING receptor initiates a profound innate immune response by signaling through at least three distinct pathways, inducing the expression of a broad profile of cytokines, including interferons and chemokines. In addition to this cytokine profile, the enhanced tumor antigen-presenting capacity subsequently leads to the development of an effective tumor antigen-specific T cell adaptive immune response. We are also pursuing product opportunities that downregulate the STING pathway.

Naturally occurring cyclic dinucleotides, or CDNs, that target the STING receptor are produced by bacteria that secrete CDNs into the host cell or by mammalian cells through cyclic GMP-AMP synthetase, or cGAS. cGAS is a receptor that senses double-stranded (ds) DNA in the cytosol of antigen presenting cells, or APCs, and in response synthesizes a CDN that is structurally distinct from the CDNs produced by bacteria. While both bacterial- and cGAS-produced CDNs target and activate the STING receptor, CDNs produced by cGAS bind more tightly to STING than CDNs produced by bacteria. This stronger binding triggers a larger and more stable change in shape of the STING receptor, leading to the development of a more effective tumor antigen-specific immune response. Additionally, while some of the five known STING alleles in humans respond poorly to CDNs produced by bacteria, all respond to CDNs produced by cGAS. We are advancing through development novel synthetic STING pathway product candidates that are active in all five known human STING alleles.

We have developed proprietary STING pathway activator derivative compounds that are significantly more potent than the natural cGAS-produced molecules, which can be demonstrated by comparing the expression levels the cytokines produced from signaling through three distinct pathways. The NF-kB pathway induces the expression of numerous pro-inflammatory cytokines, including IL-6 and TNFa that stimulate a variety of immune cells. The IRF-3 pathway leads to the induction of IFN-b and co-regulated genes, which orchestrates diverse innate immune responses. The STAT6 pathway leads to expression of chemokines, including CCL2 and CCL20 that are involved in immune cell recruitment. The unique profile of cytokines induced through activating the STING receptor results in strong efficacy in numerous aggressive preclinical mouse models of cancer.

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

STING Pathway Product Candidates

We envision multiple STING pathway product opportunities, particularly in combination with other treatments. In preclinical animal models, our data have shown that our proprietary STING pathway activator product candidates can be combined with designated recombinant proteins to induce potent antigen-specific CD4+ T cells, which recognize foreign antigens and assist in the immune response, and CD8+ T cells, which recognize and destroy cells expressing foreign antigens. We believe our STING pathway product candidates can also be combined with conventional cancer treatments such as chemotherapy and radiotherapy to enhance immune-mediated tumor killing mechanisms. We also believe that our STING pathway product candidates could alter the nature of the tumor microenvironment, thus allowing for improved responses to checkpoint inhibitors.

In addition, our STING pathway product candidates directly activate natural killer cells and could enhance Antibody-Dependent Cellular Cytotoxicity, or ADCC, tumor cell killing mechanisms, which are a significant mechanism of action of several established monoclonal antibody therapies. Another possible opportunity would be to directly conjugate our STING pathway activator product candidates to enhance ADCC.

ADU-S100

Our lead STING pathway product candidate is ADU-S100 (also known as MIW815), which differs from naturally occurring CDNs through the provision of proprietary modifications designed to optimize stability, STING receptor binding affinity and potency, without significant toxicity. In March 2015, we entered into a worldwide collaboration with Novartis to further advance the research and development of STING pathway product candidates in oncology.

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

Further rationale for the approach of IT injection of ADU-S100 is the recent discovery that the STING-dependent innate immune sensing in the tumor microenvironment is a critical step in promoting spontaneous tumor-initiated T cell priming, subsequent infiltration of tumor lymphocytes and tumor regression. Analyses conducted with tumors isolated from melanoma patients have also revealed that tumors containing infiltrating activated T cells are characterized by an IFN gene signature. Studies in mice have demonstrated that IFN-ß signaling plays a critical role in tumor-initiated T cell priming. We believe that treatment strategies to induce IFN-ß signaling and DC activation in the tumor microenvironment to bridge the innate and adaptive immune responses have significant therapeutic potential. IT delivery of our synthetic STING pathway activator product candidates activate a tumor-specific T cell response that is unique to the individual’s tumor; conceptually, a small molecule approach to patient-specific immuno-oncology treatments.

We are advancing development of ADU-S100 in multiple clinical trials designed to further assess its potential.

Phase 1 ADU-S100 (Ongoing)

A Phase 1 dose escalation and dose expansion clinical trial with ADU-S100 is ongoing in collaboration with Novartis. The trial is designed to evaluate the safety, tolerability and clinical activity of ADU-S100 in patients with advanced, metastatic treatment-refractory solid tumors or lymphomas. In this multicenter, open-label trial, ADU-S100 is administered intratumorally on Days 1, 8 and 15 of a 28-day cycle.

The Phase 1 monotherapy trial of ADU-S100 is being conducted in a heterogeneous and heavily pre-treated patient population. Preliminary results from the 50 – 3200 mcg dose cohorts of this ongoing monotherapy trial were presented at the SITC 33rd Annual Meeting in November 2018.

Preliminary signs of clinical activity were seen in several patients, including some who received prior checkpoint inhibitor therapy. The results indicated ADU-S100 is safe and well-tolerated. Target engagement of ADU-S100 and activation of the STING pathway was demonstrated by increases in key systemic cytokines, including IL-6, MCP-1 and IFN-β, observed after administration. Over 20 types of cancer have been treated in this trial, including Merkel cell, parotid gland, colorectal, endometrial, ER+ and triple-negative breast cancer, esophageal, collecting duct carcinoma, ovarian, Hodgkin's disease, hemangioepithelioma and other cancers. Enrollment is ongoing for additional patient cohorts.

We and Novartis are continuing to evaluate additional pathology and other biomarkers to assess the pharmacological activity of ADU-S100 in patients.

Phase 1 ADU-S100 in Combination with Spartalizumab (Ongoing)

A Phase 1b dose escalation and dose expansion clinical trial is ongoing to evaluate the safety and preliminary efficacy of ADU-S100 in combination with spartalizumab (PDR001), Novartis' investigational anti-PD-1 monoclonal antibody. The multicenter, open-label trial is currently enrolling patients with advanced, metastatic treatment-refractory solid tumors or lymphomas and is evaluating two treatment schedules of ADU-S100 in dose escalation with a fixed dose of spartalizumab. Patients in Group A receive a fixed dose of intravenous spartalizumab on day 1 and an intratumoral injection of ADU-S100 three times (day 1, 8, 15) in a 28-day cycle. Patients in Group B receive a fixed dose of intravenous spartalizumab on day 1 and an intratumoral injection of ADU-S100 on day 1 of every 28-day cycle. The dose escalation combination trial is enrolling patients with multiple cancers and who have received multiple lines of prior therapies, including prior immunotherapy.

Preliminary observations from the 50 – 400 mcg dose cohorts of the ongoing study of ADU-S100 in combination with spartalizumab included:

•	clinical responses observed in several tumor types, including a subset of patients who had previously demonstrated responses to checkpoint inhibitor therapy alone;
•	reduced tumor volume in injected and non-injected lesions in some patients;
•	several patients remained on study longer than 6 months; and
•	safety profile consistent with what has been observed in the ADU-S100 monotherapy study.

Melanoma Overview

Melanoma is the most serious form of skin cancer that develops in cells called melanocytes that make melanin, the pigment that gives skin its natural color. Melanomas can develop anywhere on the body and most often develop in areas that have had exposure to the sun, such as the back, legs, arms and face. Often, the first signs and symptoms of melanoma include a change in the size, shape, color, or feel of a mole or the development of new pigmented or unusual growth on the skin. The incidence of melanoma increases with age. Melanoma represents 5.3 percent of all new cancer cases in the United States and is the fifth most common type of cancer in men and women of all age groups. According to the American Cancer Society, it is estimated that there will be 96,480 new cases of melanoma in the United States and 7,230 deaths from the disease. According to the World Health Organization, approximately 132,000 new cases of melanoma are diagnosed worldwide each year.

Phase 1 ADU-S100 in Combination with ipilimumab in Melanoma (Ongoing)

In 2018, the protocol for investigation of ADU-S100 as a single agent was amended to include a study arm evaluating ADU-S100 in combination with ipilimumab, an approved anti-CTLA-4 antibody for the treatment of relapsed and refractory melanoma. This is the first clinical trial evaluating ADU-S100 in a homogenous patient population. The ongoing multicenter trial is enrolling advanced melanoma patients who have relapsed after or are refractory to treatment with anti-PD-1 antibodies, nivolumab or pembrolizumab. During the ongoing dose escalation phase of the trial, ipilimumab will be administered at its approved dose and schedule, while the dose of ADU-S100 will be escalated. ADU-S100 is administered intratumorally on Days 1 and 8 of each 21-day cycle (starting dose 200 mcg) and ipilimumab (3 mg/kg) is administered intravenously on day 1 of each 21-day cycle for the first 4 cycles. The dose expansion phase of the trial will evaluate the optimized dose of ADU-S100 in combination with ipilimumab in two expansion cohorts that will enroll patients with cutaneously and viscerally accessible melanoma.

Head and Neck Cancer Overview

Cancers that are known collectively as head and neck cancers often begin in the squamous cells that line the moist, mucosal surfaces inside the head and neck, including the oral cavity, larynx, nasal cavity, paranasal sinuses, thyroid and salivary glands. These squamous cell cancers are often referred to as squamous cell carcinoma of the head and neck, or SCCHN. The symptoms of head and neck cancers may include a lump or a sore that does not heal, a sore throat that does not go away, difficulty in swallowing and a change or hoarseness in the voice. SCCHN accounts for over 90 percent of head and neck cancers and is the sixth most common cancer by incidence worldwide. Each year, SCCHN is diagnosed in more than 600,000 people globally, with 50,000 new cases and more than 10,000 deaths occurring in the United States alone. Rates of death due to SCCHN have declined only slightly in the United States over the past three decades, and the all-stage survival rates of 61 percent at five years and 50 percent at 10 years illustrate the need for improved therapy.

Phase 1b/2 ADU-S100 in Combination with anti-PD-1 antibody in SCCHN (Planned)

We expect to initiate a Phase 1b/2 clinical trial of ADU-S100 in combination with an approved anti-PD-1 antibody in patients with SCCHN in the second half of 2019.

cGAS-STING Pathway Inhibitor Program

In addition to our current STING pathway product candidates that activate the STING receptor, we are developing product candidates that are designed to prevent or control immune responses through the STING pathway. We believe these product candidates may have broad application in the treatment of autoimmune and inflammatory diseases. In December 2018, we entered into a research collaboration and exclusive license agreement with Lilly for our cGAS-STING Pathway Inhibitor program for the research and development of novel product candidates for autoimmune and other inflammatory diseases.

The presence of cytosolic DNA from pathogens or mislocalization of self-DNA is detected by cGAS. Upon binding DNA, cGAS produces a CDN that activates STING and induces expression of type I interferons and other interferon-stimulated genes. Pathological conditions leading to mislocalized cytosolic DNA or genetic mutations that activate components of the cGAS-STING pathway can lead to overproduction of type I interferons. Our cGAS-STING pathway inhibitor product candidates are small molecules that are being designed to bind and block the signaling that channels through the pathway to reduce excessive type 1 interferon production that drive certain autoimmune and inflammatory diseases. These small molecules originate from several high throughput screens and are further optimized to impart adequate potency and systemic bioavailability.

APRIL Pathway Technology

We believe key attributes of our APRIL pathway technology include:

•

Early Evidence of Potency. BION-1301, a humanized antibody that blocks APRIL from binding to both the BCMA and TACI receptors, has been shown in preclinical studies to inhibit multiple myeloma tumor growth, drug resistance and immune suppression. BION-1301 has also been shown in preclinical studies to reduce serum IgA levels in mice and monkeys, demonstrating compelling rationale for its use in IgA nephropathy.

•	Novel Mechanism. Blocking APRIL is a distinct approach to inhibit both the BCMA and TACI receptors that appears to have immunomodulatory properties.
•	Versatility. APRIL is implicated in the pathogenesis of multiple indications including IgA nephropathy and multiple myeloma.
•	Ease of Manufacture. BION-1301 is a biologic that can be manufactured through well-established processes.
•	Broad Applicability. BION-1301 is a monoclonal antibody, an established therapeutic class to treat cancer as well as autoimmune diseases.

APRIL plays a crucial part in the protective bone marrow tumor microenvironment. APRIL is a ligand for the BCMA and TACI receptors and mediates important B-cell functions. APRIL serum levels are enhanced in patients diagnosed with IgA nephropathy and multiple myeloma (MM). APRIL-driven IgA production in IgA nephropathy has been demonstrated in preclinical studies. In an IgA nephropathy mouse model, blocking APRIL prevents an increase in proteinuria and decreases serum IgA. In preclinical studies, APRIL was also shown to be critically involved in the survival, proliferation and chemoresistance of multiple myeloma tumor cells through binding of its receptor BCMA, and APRIL upregulated mechanisms of immune resistance, involving PD-L1, IL-10, TGF-β and other factors in this model.

APRIL Product Candidates

BION-1301

BION-1301 is a first-in-class, fully blocking humanized monoclonal anti-APRIL antibody and is being developed as a novel therapy for IgA nephropathy and multiple myeloma. BION-1301 blocks APRIL from binding to both the BCMA and TACI receptors, and has been shown in preclinical studies to reduce serum IgA levels in mice and monkeys. BION-1301 has also been shown in preclinical models to halt tumor growth and overcome resistance to MM drugs such as lenalidomide and bortezomib. In addition, BION-1301 has been shown in preclinical studies to inhibit immune suppressive effects of regulatory T cells via TACI.

IgA Nephropathy Overview

IgA nephropathy is a kidney disease characterized by the accumulation of autoantibodies binding to galactose-deficient immunoglobulin A (IgA) leading to deposition of immune complexes in the glomeruli of the kidneys. This results in inflammation that damages the glomeruli, causing proteinuria and microscopic hematuria. Among patients who develop overt proteinuria and/or an elevated serum creatinine concentration, progression to end-stage renal disease (ESRD) is approximately 15 to 25 percent at 10 years and 20 to 30 percent at 20 years. No cure currently exists for IgA nephropathy and treatments are targeted towards preventing progression to ESRD and alleviating symptoms. IgA nephropathy is the most prevalent primary chronic glomerular disease worldwide. While prevalence varies geographically, biopsy and dialysis registry data suggest a higher incidence of IgA nephropathy in East Asian populations and lower incidence in African populations. Variations in disease prevalence may reflect regional differences in screening for kidney disease and kidney biopsy practices. Many patients with IgA nephropathy are detected on routine urine screening because their only clinical manifestation is asymptomatic hematuria and/or proteinuria. Prevalence may therefore appear to be higher in countries with an active urine testing program and a low threshold for the performance of renal biopsy in patients with isolated asymptomatic hematuria, such as Japan and Korea, where testing is routinely performed in schools and in the workplace. Conversely, clinicians in North America seldom biopsy a patient with isolated hematuria or mild proteinuria, resulting in an apparently lower disease prevalence.

Phase 1 BION 1301 in IgA Nephropathy (Planned)

In the first half of 2019, we expect to initiate a Phase 1 clinical trial of BION-1301 in IgA nephropathy in healthy volunteers followed by IgA nephropathy patients at a later date. The primary objectives of this clinical trial are to:

•	Assess the safety profile of BION-1301 in healthy volunteers and IgA nephropathy patients,
•	Determine the PK/PD relationship in healthy volunteers and IgA nephropathy patients, and
•	Establish proof-of-mechanism.

Multiple Myeloma Overview

Multiple myeloma is a cancer formed by malignant plasma cells. Normal plasma cells are found in the bone marrow and are an important part of the immune system. Often no symptoms are initially noticed, but when the disease is advanced, fractures, bone pain, frequent infections, kidney dysfunction and anemia may occur. Complications may include amyloidosis. Globally, the 2016 prevalence of multiple myeloma was estimated at 130,000 and the annual mortality was approximately 98,437. In the United States, the 2018 incidence was estimated at 30,770 new cases and the annual mortality was approximately 12,770. Despite new treatments recently approved in multiple myeloma, this disease remains incurable as patients relapse or become resistant to currently-available therapies.

Phase 1/2 BION-1301 in Multiple Myeloma (Ongoing )

In December 2017, we initiated a Phase 1/2 clinical trial of BION-1301 in multiple myeloma. The Phase 1/2 is a two-part, multi-center, open-label study designed to evaluate the safety and activity of BION-1301 in patients with relapsed or refractory multiple myeloma whose disease has progressed after at least three prior systemic therapies, including immunomodulatory drugs, or iMiDs, proteasome inhibitors, chemotherapies or monoclonal antibodies. The Phase 1 part of the study is evaluating the safety, pharmacokinetics and pharmacodynamics of escalating doses of BION-1301.

Other Programs

Anti-CD27 Antibody

CD27 is a co-stimulatory receptor expressed on different immune cells, such as T-lymphocytes and NK cells. It has been recognized as having a critical role in priming, enhancing and sustaining a productive anti-cancer (CD8 T-cell) adaptive immune response. In preclinical studies, anti-CD27 activation in combination with immune checkpoint inhibition has demonstrated enhanced tumor rejection. Our anti-CD27 antibody is exclusively licensed to Merck and is being advanced under our license agreement in Phase 1 clinical development. We believe our anti-CD27 antibody is distinct because it targets a functional epitope on CD27 that has demonstrated potent activation of the CD27 co-stimulatory pathway in preclinical studies.

Manufacturing

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

APRIL Pathway Candidates

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

Through licensing and through developing our own portfolio, we have rights to more than 150 issued patents and more than 300 pending applications in the United States and foreign countries. Patent families within the portfolio are directed to our STING and APRIL technologies as well as our other non-core programs.

STING Pathway Technology

We own and license families of patents and patent applications directed to our STING pathway product candidates, which expire, or if issued would expire, between 2025 and 2039. In particular, we own two issued U.S. patents that expire in 2034; two pending U.S. patent applications and corresponding pending foreign patent applications directed to stereochemically pure cyclic purine dinucleotides and certain other substituted cyclic purine dinucleotides, which if issued would expire in 2033 and 2034, respectively; and three pending U.S. patent applications and corresponding pending foreign patent applications, and one international application directed to certain substituted cyclic purine dinucleotides, which if issued would expire in 2036, 2037 and 2038, respectively, not including any patent term extensions that may be available under U.S. laws and assuming continued payment of any applicable fees. Within this portfolio are U.S. and international patent applications directed to compositions and methods for activating STING utilizing our STING pathway product candidates that are jointly owned with the Regents of the University of California, and which, if issued, would expire in 2034. We also license a family of patents from Karagen Pharmaceuticals directed to certain STING pathway molecules and their use in modulating immune response in a patient, which expire in 2025, not including any patent term extensions that may be available under U.S. laws and assuming continued payment of any applicable fees; a family of patents from the Regents of the University of California also directed to certain STING pathway molecules and their uses that, if issued, would expire in 2034; and a family of patents from a consortium of universities led by Memorial Sloan Kettering also directed to certain STING pathway molecules and their uses, with two issued U.S. patents, and corresponding pending foreign patent applications that, if issued, would expire in 2034.

Antibody Product Candidates

We own five issued U.S. patents, eight pending U.S. patent applications, including corresponding foreign issued patents and patent applications, and one priority filing to cover our antibody product candidates and use thereof. The issued U.S. patents that we own expire between 2030 and 2036, not including any patent term extensions that may be available under U.S. laws. Regarding the pending patents application, if these claims were to be issued, they could extend protection for such products until 2040.

cGAS-STING Pathway Inhibitor Program

We own two issued U.S. patents and two pending U.S. patent application, including corresponding foreign issued patents and patent applications, and two priority filings to cover our cGAS-STING Pathway Inhibitor product candidates and use thereof. The issued U.S. patents that we own expire in 2034, not including any patent term extensions that may be available under U.S. laws. Regarding the pending patents applications and priority filings, if these claims were to be issued, they could extend protection for such products until 2039.

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

Certain of our product candidates may be subject to The Biologics Price Competition and Innovation Act of 2009, or BPCIA.  The BPCIA established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. The BPCIA is complex and is still in the process of being interpreted and implemented by the FDA. As a result, its ultimate impact and implementation are subject to uncertainty.

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

Our commercial success will depend in part upon not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us or our licensee(s) to alter our development or commercial strategies, obtain licenses or cease certain activities. The biopharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. If a third party commences a patent infringement action against us, or our licensee(s), it could consume significant financial and management resources, regardless of the merit of the claims or the outcome of the litigation.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. It is possible that these agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Lilly Agreement

On December 18, 2018, we entered into a research collaboration and exclusive license agreement with Lilly for our cGAS-STING Pathway Inhibitor program for the research and development of novel immunotherapies for autoimmune and other inflammatory diseases. Pursuant to this agreement, or the Lilly Agreement, we granted an exclusive and worldwide license under certain intellectual property rights controlled by us to research, develop, manufacture and commercialize certain cGAS-STING products for the treatment of autoimmune and other inflammatory diseases. The license granted is sublicensable during a specified time period.

Under the terms of the Lilly Agreement, we received an upfront payment of $12.0 million in the first quarter of 2019 and will be eligible for development and commercial milestones of up to approximately $620.0 million per product. Lilly is also obligated to pay us tiered royalty payments at percentages in the single to low-double digits based on annual net sales of the licensed products. Lilly must pay such royalties on a product-by-product and country-by-country basis until the latest to occur of (i) the expiration of the last-to-expire valid claim of certain patents, (ii) the expiration of the data exclusivity period in such country or (iii) a specified anniversary of the first commercial sale of such product in such country. We will be reimbursed for up to a certain amount of research funding spent during the research term. In addition, we have the option to co-fund the clinical development of each product in exchange for an increase in royalty payments and a reduction in certain milestone payments to the extent relevant to such co-funded product. Lilly will be responsible for all costs of global commercialization.

The Lilly Agreement will remain in effect until the expiration of all payment obligations and may be terminated by Lilly following specified notice period, or by either party in the event of an uncured material breach of the other party or bankruptcy of the other party.

Merck Agreement

In connection with the acquisition of Aduro Biotech Europe Holdings, Europe B.V., or Aduro Biotech Europe, in October 2015, we became party to an Exclusive Patent and Know How License and Research Collaboration Agreement with Merck Sharp and Dohme B.V., or Merck, pursuant to which we have exclusively licensed our anti-CD27 antibody to Merck. This agreement, or the Merck Agreement, sets forth the parties’ respective obligations for development, and commercialization of certain antibody product candidates.

Since the execution of the Merck Agreement, we have received $5.0 million in connection with achievement of development milestones for our anti-CD27 antibody. Under the Merck Agreement we are eligible to receive future contingent payments, including up to $307.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties in the mid-single digits to low teens based on net sales of the product.

Janssen ADU-214, ADU-741 and GVAX Prostate Agreements

On September 25, 2018, we received written notices of termination from Janssen Biotech, Inc., or Janssen, for its Research and License Agreements pertaining to our proprietary attenuated strains of Listeria for treatment of lung and prostate cancers. Specifically, Janssen delivered notice for the following agreements, or the Janssen Agreements: (i) the Research and License Agreement, dated as of October 13, 2014, as amended by the Amendment to Research and License Agreements, dated as of November 11, 2015, or the Amendment; (ii) the Research and License Agreement, dated as of May 27, 2014, as amended by the Amendment; and (iii) the GVAX Prostate License Agreement, dated as of May 27, 2014. The terminations were effective December 24, 2018.

Under the terms of the Janssen Agreements, we granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-214, ADU-741 and GVAX Prostate for any and all uses. We also granted Janssen exclusive rights to develop products utilizing our proprietary attenuated strains of Listeria for treatment of lung and prostate cancers. We previously received upfront license fees of $42.5 million and milestone payments of $31.0 million upon completion of various development activities and were eligible to receive future contingent payments based on development, regulatory and commercial milestones as well as royalties on any net sales of licensed products by Janssen under each of the Janssen Agreements. Pursuant to the terms of the Janssen Agreements, upon Janssen’s termination, we regained worldwide rights for the development and commercialization of products containing ADU-214, ADU-741 and GVAX Prostate for any and all uses.

Our Research and Development and License Agreements

STING Pathway License Agreements

Karagen Agreement

In June 2012, we entered into a license agreement with Karagen Pharmaceuticals, Inc., or Karagen, pursuant to which Karagen granted us an exclusive, worldwide, sublicenseable license under certain patents and know-how related to STING pathway technologies to make, develop, use and commercialize products for use in the therapeutic and/or prophylactic treatment of cancer or precancerous conditions and a non-exclusive license to such patents and know-how to make, develop, use and commercialize products for all other uses. Under the agreement, or the Karagen Agreement, we were also granted an option to designate a particular disease or condition to be added to the field of use under our exclusive license. Under the Karagen Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products in the United States and the European Union.

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

UCB Vance Agreement

In September 2014, we entered into a license agreement with UC Berkeley, granting us an exclusive, worldwide sublicenseable license under certain patent rights covering the use of the STING Activator molecules that activate the STING receptor to make, develop, use and commercialize products, to practice methods and to offer services, in each case that are covered by the licensed patent rights, in all fields of use. Under this agreement, or the UCB Vance Agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and sell licensed products and services and are obligated to achieve specified development and regulatory milestones by specified dates.

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

Competition

The biotechnology and pharmaceutical industries, and the immunotherapy subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. A wide variety of institutions, including large pharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and pharmaceutical companies developing immunotherapy products.

Our competitors in the field of diversified immunotherapy include: AstraZeneca PLC, Amgen Inc., Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly and Company, GlaxoSmithKline plc, Incyte Corporation, Janssen Pharmaceuticals, Merck & Co., Novartis AG, Pfizer Inc., Roche Holding AG and Sanofi SA. Our competitors in STING pathway technology include Merck & Co., Inc., Synlogic, Inc. and Spring Bank Pharmaceuticals; for anti-APRIL includes Otsuka Pharmaceutical Co.,Ltd. (Visterra, Inc.); and for the cGAS-STING pathway inhibitor program includes IFM Due, a subsidiary of IFM Therapeutics, LLC. While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, among others. Any product candidates that we successfully develop and commercialize will compete with existing and new therapies that may become available in the future. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products.

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

•	submission to the FDA of an investigational new drug, or IND, application, which must become effective before human clinical trials may begin;

•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the product candidate for its intended use;

•

submission to the FDA of a biologics license application, or BLA, for any biologic or an NDA for any drug we seek to market that includes substantive evidence of safety, purity and potency, or safety and effectiveness from results of nonclinical testing and clinical trials;

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

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gather additional information about a product's safety, efficacy or optimal use. Some of the studies may be required under statue or regulation; others may be trials a sponsor has committed to conduct.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Quarterly safety reporting is required for marketed products for the first three years after approval. Annual progress reports detailing the results of the clinical trials (for INDs) and changes to the application (for marketed products) must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events that are considered related to study drug, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening adverse reaction that is considered related to study drug within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immuno-oncology trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA or NDA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for marketed products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs or NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA or NDA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA or NDA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the BLA or NDA may be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA or NDA. Under PDUFA, the FDA has agreed to certain performance goals to complete the review of BLAs. The FDA may give a priority review designation to biological products that offer significant improvements in safety or efficacy, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six- and ten-month review periods are measured from the “filing” date rather than the receipt date for original BLAs, which typically adds approximately two months to the timeline for review and decision from the date of submission.

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent and/or effective for its intended use, and has an acceptable purity profile, and in the case of an NDA, whether the product is safe and effective for its intended use, and in each case, whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel biological or drug products or biological or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA or NDA must submit a proposed REMS. The FDA will not approve a BLA or NDA without a REMS, if required.

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

U.S. Patent Term Restoration and Marketing Exclusivity

The Biologics Price Competition and Innovation Act, or BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its product as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. This 12-year period of data exclusivity may be extended by six months, for a total of 12.5 years, if the FDA requests that the innovator company conduct certain pediatric clinical investigations of the product.

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

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and a cap on the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Congress also could consider additional legislation to repeal or replace other elements of the Affordable Care Act. Thus, the full impact of the Affordable Care Act (or other similar legislation) on our business remains unclear.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically there have been several recent U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Further, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. We anticipate that the Affordable Care Act and other legislative reforms will result in additional downward pressure on the price that we receive for any approved product, if covered, and could seriously harm our business, though we are still unsure what its full impact will be. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future revenue potential and results.

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

Employees

As of December 31, 2018, we had 152 full-time employees, 115 of whom were engaged in research and development activities and 37 of whom were engaged in finance, business development, facilities, human resources and administrative support. Of our full-time employees, 39 hold Ph.D. or M.D. degrees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

We have incurred net losses in every year since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future.

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of common stock, and licensing agreements with pharmaceutical partners. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We incurred a net loss of $95.4 million, $91.9 million and $91.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, we had an accumulated deficit of $404.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At December 31, 2018, our cash and cash equivalents and marketable securities were $277.9 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and costs associated with, obtaining regulatory approvals for our product candidates if clinical trials are successful;
•	the cost of commercialization activities for our product candidates, if any of our product candidates is approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization and product launch;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any;
•	competing cancer therapies and combinations; and
•	other market developments.

We do not have any committed external source of funds or other support for our development efforts other than our license agreements, including our collaboration and license agreement with Novartis, which may be terminated by Novartis upon 180 days’ notice, and our license agreement with Merck, which may be terminated by Merck upon 120 days’ notice, and our collaboration and license agreement with Lilly, which may be terminated following a specified notice period. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, including our “at-the-market” offering, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs or our commercialization efforts.

Our corporate strategy and reset may not be successful.

On January 29, 2019, we announced a strategic reset to focus on Aduro’s core strengths – discovery and development of novel product candidates in the Stimulator of Interferon Genes (STING) and A Proliferation Inducing Ligand (APRIL) pathways.  The success of this strategic reset will depend on our ability to successfully redirect resources to development of STING and APRIL product candidates, retain senior management and other highly qualified personnel and generate multiple clinical data readouts over the next several years.  Also on January 29, 2019, as a result of our strategic reset, we announced that we reduced our current workforce by approximately 37%. Our workforce after these actions may not be sufficient to fully execute our strategy, and we may not be able to effectively attract or retain senior management or other qualified employees needed to implement this strategy.  If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.

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

A key element of our strategy is to use and expand our technologies to build a pipeline of product candidates, combine our product candidates with existing and novel therapies, and progress these product candidates and combinations through clinical development for the treatment of various diseases. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various cancers, we may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenues in future periods. See also the risk factor titled, “Our corporate strategy and reset may not be successful.”

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

We may experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. The commencement or completion of clinical trials can be delayed or aborted for a variety of reasons, including delays or failures related to:

•	generating sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
•	obtaining regulatory approval to commence a trial;
•	identifying and recruiting suitable clinical investigators;
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

If we experience delays in the completion, or termination, of any clinical trial for our product candidates, the commercial prospects of that product candidate will be harmed, and our ability to generate product revenues from the product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

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

To date, patients treated with our product candidates have experienced drug-related side effects or adverse events, or AEs, including AEs that were considered moderate or severe. Examples of the AEs experienced include among others, fevers, injection sight pain, headaches, increased lipase and elevated amylase, tumor pain, dyspnea and respiratory failure. We cannot provide assurances that there will not be further adverse events.

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
•

We and our contract manufacturers must comply with the FDA’s current good manufacturing practices, or cGMP, regulations and guidelines. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of product candidates for our clinical studies, the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions or criminal prosecution; and

•

Our product candidates are sensitive to temperature, which must be controlled during storage and transportation, which adds complexity and expense. We rely on third parties to provide controlled temperature storage and shipping. If any third-party provider fails to maintain proper temperature control or if a shipment is delayed in transit for a prolonged period of time, the product candidate could become unsuitable for use.

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

Many major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions continue to invest time and resources in developing novel approaches to immuno-oncology. Promising results have spurred significant competition from major pharmaceutical and biotechnology companies alike. Our competitors in the field of diversified immunotherapy include: AstraZeneca PLC, Amgen Inc., Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly and Company, GlaxoSmithKline plc, Incyte Corporation, Janssen Pharmaceuticals, Merck & Co., Novartis AG, Pfizer Inc., Roche Holding AG and Sanofi SA. Our competitors in the STING pathway activator technology include Merck & Co., Inc., Synlogic, Inc. and Spring Bank Pharmaceuticals; for anti-APRIL includes Otsuka Pharmaceutical Co., Ltd. (following its acquisition of Visterra, Inc.); and for the cGAS-STING pathway inhibitor program includes IFM Due, a subsidiary of IFM Therapeutics, LLC. While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, among others. Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing, market access and manufacturing organizations and well-established sales forces.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer, our Chief Financial Officer and our Chief Administrative Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business. The Northern California region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. For example, our Chief Medical Officer resigned from her position in 2018. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.

We will need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.

At December 31, 2018, we had 152 full-time employees, including 115 employees engaged in research and development, but we reduced our workforce by approximately 37% in connection with our strategic reset in January of 2019. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The use of STING or APRIL product candidates as potential cancer treatments, even if approved, may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. For example, certain of the product candidates that we are developing target a cell surface marker that may be present on non-cancerous cells as well as cancer cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

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

We have, and we may seek to enter into additional, collaboration agreements with other pharmaceutical or biotechnology companies. In the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner. For example, we have entered into a collaboration and license agreement with Novartis for the development and commercialization of STING Activator product candidates in oncology. Under this agreement, we have granted Novartis a co-exclusive license to develop such products worldwide and an exclusive license to commercialize such products outside of the United States. We have also entered into a research collaboration and exclusive license agreement with Lilly for our cGAS-STING Pathway Inhibitor program for the research and development of novel immunotherapies for autoimmune and other inflammatory diseases and a worldwide development and commercialization agreement with Merck for the development of an anti-CD27 antibody. Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. For example, effective December 2018, Janssen terminated our exclusive research and license agreements under which we granted Janssen licenses for the development and commercialization of proprietary attenuated strains of Listeria for treatment of lung and prostate cancers. Any termination of our collaboration agreements, including the termination of our research and license agreements with Janssen, will terminate the funding we may receive under the relevant collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs.

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

We acquired Aduro Biotech Europe in October 2015, and may acquire or license other businesses, products or technologies, as well as pursue strategic alliances, joint ventures or investments in complementary businesses. The success of acquisitions depends on a number of risks and uncertainties, including:

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, our acquisition of Aduro Biotech Europe may not result in any product candidates that are safe and effective, or approved for sale. Additionally, foreign acquisitions, including our acquisition of Aduro Biotech Europe, are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries.

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

For instance, in the European Economic Area, or EEA, which is comprised of the Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

•

Community MAs – These are issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and are valid throughout the entire territory of the EEA. The Centralized Procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA; for products that constitute a significant therapeutic, scientific or technical innovation; or for products that are in the interest of public health in the EU.

•

National MAs – These are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Requirements for the conduct of clinical trials in the European Union including Good Clinical Practice, or GCP, are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the EU member states. Under this system, approval must be obtained from the competent national authority of each EU. member state in which a study is planned to be conducted. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

In April 2014, the EU passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of EMA, the new Clinical Trials Regulation will become applicable in 2019.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year (this requirement was commonly referred to as the “individual mandate”). On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Congress may consider other legislation to repeal or replace other elements of the Affordable Care Act. Thus, the full impact of the Affordable Care Act, or any law replacing elements of it, on our business remains unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, there have been several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer’s patient programs, and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, and, in the EU and in the EEA, Regulation 2016/679, known as the General Data Protection Regulation, or GDPR. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

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

Our commercial success depends on our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell our product candidates and use our licensors’ or collaborators’ proprietary technologies without infringing the property rights of third parties. For example, we have entered into license agreements with Karagen Pharmaceuticals, Inc. and the Regents of the University of California and a consortium of universities led by Memorial Sloan Kettering related to STING Activators, and we expect to enter into additional licenses in the future. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

We have granted Lilly and Merck rights to control certain matters related to our intellectual rights for our licensed products. Our inability to control the filing, prosecution, maintenance and enforcement of such patents could materially and adversely affect our business, financial condition and results of operations.

As part of our license and collaboration agreements with Merck and Lilly related to anti-CD27 and cGAS STING pathway molecules, respectively, we have granted Merck and Lilly the first rights to prosecute certain patent rights and we are required to consult with Merck and Lilly with respect to infringement and defense matters related to certain licensed patents. Further, Merck has rights to determine the strategy for patent term extensions for anti-CD27 and we are required to cooperate with Lilly with respect to obtaining patent term extensions for certain patents related to the cGAS STING pathway program. Our inability to control these intellectual property rights could materially harm our business. For example, if a third party is infringing our patent covering anti-CD27, by marketing a product that is identical or similar to anti-CD27, Merck would have the initial right to enforce the patent against the third party and may make decisions with which we may not agree. Further, Merck may decide not to apply for extension of any term of a licensed patent that may otherwise be eligible for extension, which could decrease the royalties for the sale of products relating to such patents.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, in addition to existing agreements with Novartis, Merck and Lilly, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future license and collaboration agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

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

On December 22, 2017, the Tax Act was enacted. The Tax Act, among other things, contains significant changes to corporate taxation, including (1) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) limitation of the tax deduction for interest expense, generally to 30% of adjusted earnings (as specifically calculated for this purpose); (3) for net operating losses generated after 2017, limitation of the deduction to 80% of current year taxable income, indefinite carryforwards, and elimination of carrybacks; (4) certain changes in the treatment of offshore earnings regardless of whether they are repatriated; (5) mandatory capitalization of research and development expenses beginning in 2022; (6) immediate deductions for certain new investments instead of deductions for depreciation expense over time; (7) further deduction limits on executive compensation; and (8) modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. Due to the broad complexities of the Tax Act, under the guidance of Staff Accounting Bulletin 118, the Company previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018.

Our ability to use net operating loss carryforwards to offset future taxable income, and our ability to use tax credit carryforwards, may be subject to certain limitations.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. In addition, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income and its ability to utilize tax credit carryforwards. As of December 31, 2018, we reported U.S. federal, state and foreign NOLs of approximately $102.8 million, $64.4 million and $49.9 million, respectively.

Under Section 382 of the Code our ability to utilize NOL carryforwards or other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. We believe that we may have experienced an ownership change under Section 382, which will result in limitations in our ability to utilize net operating losses and credits. In addition, we may experience future ownership changes as a result of future offerings or other changes in the ownership of our stock. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of certain shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, on August 2, 2017, we filed a registration statement on Form S-3 to register for resale shares held by Morningside Venture (IV) Investments Limited and Ultimate Keen Limited, which together hold 14,908,031 shares of our common stock. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which means that all stockholder actions must be taken at a meeting of our stockholders;
•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer or by a majority of the total number of authorized directors;
•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
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

In addition, as required by Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which was adopted beginning January 1, 2018, we disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. Market practices surrounding the calculation of this measure are still evolving. It is possible that analysts and investors could misinterpret our disclosure or that the terms of our research or license agreements or other circumstances could cause our methods for preparing this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We moved into our corporate office and laboratory facility located in Berkeley, California in August 2016. We lease approximately 110,853 square feet pursuant to an Office/Laboratory lease that was entered into in September 2015, or the Heinz Lease. We began incurring rent expense when the landlord delivered possession of the facility to us in March 2016. The Heinz Lease has an initial term of approximately thirteen and a half years expiring on December 31, 2029. We have the right to further extend the Heinz Lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term. We are subleasing approximately 30,885 square feet in our Heinz facilities under subleases that expire on or before December 31, 2020.

We continued to lease our former office and research and development facility comprised of 25,000 square feet in Berkeley, California, under a non-cancelable operating lease, or the Bancroft Lease, through December 31, 2018. We subleased the Bancroft facility during 2018.  The term of the Bancroft Lease expired on December 31, 2018.

We also lease a research and development facility in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease has been extended through December 2020, with a one-year renewal option. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

On February 22, 2019, the last reported sale price of our common stock on the Nasdaq Global Select Market was $4.09 per share.

Holders of Record

As of February 22, 2019, we had 115 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below shows the cumulative total stockholder return assuming the investment of $100.00 in our common stock, The Nasdaq Global Market Index, and the Nasdaq Biotechnology Index for the period commencing on April 15, 2015 (the first day of trading of our common stock) and ending on December 31, 2018. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock. All amounts are shown are based on the closing price with the exception of April 15, 2015 which is the opening price based on initial trading of Aduro stock.

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

Item 6. Selected Financial Data.

The selected consolidated financial data included in this section are not intended to replace the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data at December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data at December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical consolidated financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2018	2017	2016	2015		2014
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Collaboration and license revenue	$15,087	$17,109	$50,593	$71,689		$13,038
Grant revenue	—	130	88	1,290		351
Total revenue	15,087	17,239	50,681	72,979		13,389
Operating expenses:
Research and development(1)	75,836	89,382	87,718	58,649		23,513
General and administrative(1)	36,035	33,751	34,277	27,805		8,994
Loss on impairment of intangible assets	3,992	—	—	—		—
Amortization of intangible assets	584	559	549	89		—
Total operating expenses	116,447	123,692	122,544	86,543		32,507
Loss from operations	(101,360)	(106,453)	(71,863)	(13,564)		(19,118)
Loss from remeasurement of fair value of warrants	—	—	—	(26,077)	(4)	(566)
Gain on extinguishment of convertible promissory notes	—	—	—	—		3,553	(2)
Interest income (expense), net	5,284	3,444	2,219	494		(2,395)	(3)
Other (expense) income, net	(64)	(218)	(40)	(161)		1,512
Loss before income tax	(96,140)	(103,227)	(69,684)	(39,308)		(17,014)
Income tax benefit (provision)	783	11,364	(21,464)	99		—
Net loss	$(95,357)	$(91,863)	$(91,148)	$(39,209)		$(17,014)
Net loss per common share, basic and diluted	$(1.21)	$(1.26)	$(1.40)	$(0.88)		$(53.06)
Shares used in computing net loss per common share, basic and diluted	78,812,407	72,901,215	65,200,762	44,706,393		320,686

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Research and development	$9,745	$9,205	$9,131	$2,493	$202
General and administrative	7,729	7,171	5,875	5,937	368
Total stock-based compensation	$17,474	$16,376	$15,006	$8,430	$570

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

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$277,873	$349,717	$361,906	$431,045	$119,456
Working capital	252,459	308,730	324,132	393,438	81,006
Total assets	357,504	445,128	438,611	481,825	126,462
Convertible preferred stock warrant liability	—	—	—	—	100
Common stock warrant liability	—	—	—	—	889
Convertible preferred stock	—	—	—	—	139,963
Accumulated deficit	(404,532)	(283,863)	(192,000)	(100,852)	(61,643)
Total stockholders’ equity (deficit)	135,311	237,473	227,220	261,622	(61,297)

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

Overview

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that are designed to harness the body's natural immune system for the treatment of patients with challenging diseases. Our primary technologies related to the Stimulator of Interferon Genes (STING) and A Proliferation Inducing Ligand (APRIL) pathways have led to what we believe is a strong pipeline of clinical candidates that are being investigated in cancer, autoimmune and inflammatory diseases. Our product candidates are designed to stimulate and/or regulate innate and adaptive immune responses, particularly in combination with other novel immunotherapies. We are collaborating with a number of leading global pharmaceutical companies to help expand and drive our product pipeline. Our strategy is to rapidly advance best-in-class therapies from our STING and APRIL technologies through clinical development and regulatory approval.

Our STING pathway activator technology is designed to activate the intracellular STING receptor, which may result in a potent tumor-specific immune response. We are developing STING pathway activator product candidates, including ADU-S100 (MIW815), in oncology under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis. ADU-S100, the first STING pathway activator to enter the clinic, is being evaluated in a Phase 1 clinical trial as a single agent and in an ongoing Phase 1b combination trial with spartalizumab (PDR001), an investigational anti-PD-1 monoclonal antibody, in patients with cutaneously accessible metastatic solid tumors or lymphomas. Preliminary results and observations from these trials were presented at the Society for Immunotherapy of Cancer’s (SITC) 33rd Annual Meeting in November 2018. We also have initiated a Phase 1 trial of ADU-S100 in combination with YERVOY® (ipilimumab), an approved anti-CTLA-4 antibody for the treatment of relapsed and refractory melanoma. We expect to initiate a Phase 1b/2 clinical trial of ADU-S100 with an approved anti-PD-1 monoclonal antibody in patients with squamous cell carcinoma of the head and neck (SCCHN) in the second half of 2019.

APRIL is a soluble factor that binds to BCMA and TACI receptors thereby inducing signaling, and is implicated in IgA nephropathy, multiple myeloma and other cancer indications. BION-1301, a first-in-class a fully blocking monoclonal antibody that blocks APRIL binding to both the BCMA and TACI receptors, is being evaluated in IgA Nephropathy as well as an ongoing Phase 1/2 clinical trial for multiple myeloma. We expect to initiate a Phase 1 clinical trial of BION-1301 in healthy volunteers as part of our plan to evaluate BION-1301 in IgA nephropathy patients in the first half of 2019.

In addition to our current STING pathway product candidates that activate the STING receptor, we are developing product candidates that are designed to prevent or control immune responses through the STING pathway as part of our cGAS-STING pathway inhibitor program. In December 2018, we entered into a research collaboration and exclusive license agreement with Eli Lilly and Company, or Lilly, for our cGAS-STING pathway inhibitor program for the research and development of novel inhibitor product candidates for autoimmune and other inflammatory diseases.

In January 2019, we announced a strategic reset to focus primarily on the discovery and development of novel product candidates in the STING and APRIL pathways. As a result of the strategic reset, we reduced our current workforce by approximately 37% and redirected resources to these lead programs. The reduction in ongoing operating expenses is expected to extend our cash, cash equivalents and marketable securities into 2022, exclusive of potential future milestone payments from our collaborations with Novartis, Lilly and Merck.

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of common stock, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $95.4 million, $91.9 million and $91.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, our cash, cash equivalents and marketable securities totaled $277.9 million and our accumulated deficit was $404.5 million. We have intellectual property protection on our STING and APRIL technologies and each of our product candidates, some of which we believe can be maintained into 2039.

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

We expect that any revenue we generate from our current collaborations, research and license agreements and any future collaboration partners will fluctuate from year to year as a result of the timing and amount of milestones and other payments.

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates, as well as the development of product candidates pursuant to our research and license agreements with Novartis, Lilly and Merck. We recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

As a result of our strategic reset, we expect our research and development expenses to be focused on the clinical advancement of our STING and APRIL product candidates.  The actual probability of success for our product candidates and technologies may be affected by a variety of factors including: the quality of our product candidates, early clinical data, investment in our clinical programs, competition, manufacturing capability and commercial viability. We may never succeed in obtaining regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

The following table summarizes our research and development costs by technology:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
B-select	$21,641	$28,977	$9,927
LADD	13,712	22,964	37,789
STING	13,345	11,098	15,492
Other research and development costs	9,233	8,912	11,404
Subtotal	57,931	71,951	74,612

Stock-based compensation	9,745	9,205	9,131
Facility costs and depreciation	8,160	8,226	3,975
Total research and development	$75,836	$89,382	$87,718

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

Interest Income, Net

Interest income, net primarily consists of interest income from our cash equivalents and marketable securities.

Other Expense, Net

Other expense, net primarily consists of foreign currency transaction gains and losses.

Income Tax Benefit

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the availability of research and development tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Change
	2018	2017	$
	(in thousands)
Revenue:
Collaboration and license revenue	$15,087	$17,109	$(2,022)
Grant revenue	—	130	(130)
Total revenue	15,087	17,239	(2,152)
Operating expenses:
Research and development	75,836	89,382	(13,546)
General and administrative	36,035	33,751	2,284
Loss on impairment of intangible assets	3,992	—	3,992
Amortization of intangible assets	584	559	25
Total operating expenses	116,447	123,692	(7,245)
Loss from operations	(101,360)	(106,453)	5,093
Interest income, net	5,284	3,444	1,840
Other expense, net	(64)	(218)	154
Loss before income tax	(96,140)	(103,227)	7,087
Income tax benefit	783	11,364	(10,581)
Net loss	$(95,357)	$(91,863)	$(3,494)

Revenue

Total revenue decreased by $2.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to the change in revenue recognition methodology as a result of adopting ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606) on January 1, 2018, which resulted in a change in revenue recognized under our Novartis Agreement. The following table is a summary of our collaboration and license revenue for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Change
	2018	2017	$
	(in thousands)
Collaboration and license revenue:
Novartis	$11,896	$14,935	$(3,039)
Merck	3,004	2,014	990
Other	187	160	27
Total collaboration and license revenue	$15,087	$17,109	$(2,022)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Change
	2018	2017	$
	(in thousands)
Compensation and related personnel costs	$21,292	$22,377	$(1,085)
Stock-based compensation expense	9,745	9,205	540
Clinical development	8,548	9,308	(760)
Contract research	8,378	8,870	(492)
Facility costs and depreciation	8,163	8,226	(63)
Contract manufacturing	6,381	13,533	(7,152)
Professional services	5,540	3,818	1,722
Supplies and materials	5,383	5,414	(31)
Licensing fees	926	670	256
Other	1,480	7,961	(6,481)
Total research and development	$75,836	$89,382	$(13,546)

Research and development expenses were $75.8 million for the year ended December 31, 2018, a decrease of $13.5 million compared to the year ended December 31, 2017. The decrease was primarily due to lower contract manufacturing expense for APRIL and anti-CTLA-4 antibody as well as lower clinical development and contract research expenses following the discontinuation of CRS-207 development in the fourth quarter of 2017.In addition, there was a decrease in other research and development costs primarily related to the revaluation of contingent consideration for our anti-CTLA-4 antibody in 2017.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Change
	2018	2017	$
	(in thousands)
Professional services	$11,148	$8,622	$2,526
Compensation and related personnel costs	10,243	10,633	(390)
Stock-based compensation expense	7,729	7,171	558
Facility costs and depreciation	4,076	3,953	123
Other	2,839	3,372	(533)
Total general and administrative	$36,035	$33,751	$2,284

General and administrative expenses were $36.0 million for the year ended December 31, 2018, an increase of $2.3 million compared to the year ended December 31, 2017. The increase was primarily due to higher professional services costs due to consulting services, as well as higher stock-based compensation expense.

Loss on impairment of intangible assets

Loss on impairment of intangible assets was $4.0 million for the year ended December 31, 2018.  There was no loss recorded in prior years.  The loss was recorded due to our decision to discontinue one of our acquired early research programs in the fourth quarter of 2018 resulting in impairment of the acquired IPR&D asset.

Interest Income, Net

Interest income, net was $5.3 million for the year ended December 31, 2018, an increase of $1.8 million, compared to the year ended December 31, 2017. The increase in interest income earned in 2018 was primarily due to the increased interest rates.

Other Expense, Net

Other expense, net was $64,000 for the year ended December 31, 2018, a decrease of $154,000 compared to the year ended December 31, 2017. The decrease was primarily related to fluctuations from foreign currency transaction gains and losses.

Income tax benefit

Income tax benefit was $783,000 for the year ended December 31, 2018 compared to an income tax benefit of $11.4 million the year ended December 31, 2017. The change was primarily related to current federal income tax benefit associated with an increase in the carryback of the 2017 losses to the 2016 tax year.

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

Revenue

Total revenue decreased by $33.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to the decrease in collaboration and license revenue of $33.5 million. The following table is a summary of our collaboration and license revenue for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Collaboration and license revenue:
Novartis	$14,935	$49,815	$(34,880)
Janssen	—	302	(302)
Merck	2,014	279	1,735
Other	160	197	(37)
Total collaboration and license revenue	$17,109	$50,593	$(33,484)

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

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Change
	2017	2016	$
	(in thousands)
Compensation and related personnel costs	$22,377	$16,476	$5,901
Contract manufacturing	13,533	23,139	(9,606)
Clinical development	9,308	10,499	(1,191)
Stock-based compensation expense	9,205	9,131	74
Contract research	8,870	5,011	3,859
Facility costs and depreciation	8,226	3,975	4,251
Supplies and materials	5,414	4,139	1,275
Professional services	3,818	5,252	(1,434)
Licensing fees	670	8,099	(7,429)
Other	7,961	1,997	5,964
Total research and development	$89,382	$87,718	$1,664

Research and development expenses were $89.4 million for the year ended December 31, 2017, an increase of $1.7 million compared to the year ended December 31, 2016. The increase was primarily due to higher personnel related costs of $5.9 million due to increased headcount and an increase of $4.3 million primarily due to the relocation of our office and laboratory facility in the third quarter of 2016. In addition, there was a $6.0 million increase in other research and development costs which included the revaluation of contingent consideration for our anti-CTLA-4 antibody and a $1.3 million increase in supplies and materials related to our anti-CTLA-4 and anti-APRIL antibodies. Contract research increased by $3.9 million primarily due to sponsored research grants made to UC Berkeley. These increases in expenses were partially offset by decreases in contract manufacturing expenses of $9.6 million and clinical development expenses of $1.2 million, primarily related to GVAX Pancreas manufacturing activities in early 2016, which did not occur in 2017. The expenses were also offset by a decrease in licensing fees of $7.4 million due to payments made in 2016 in relation to our STING Activator technology as well as lower professional services and consulting costs of $1.4 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Change
	2017	2016	$
	(in thousands)
Compensation and related personnel costs	$10,633	$10,723	$(90)
Professional services	8,622	10,147	(1,525)
Stock-based compensation expense	7,171	5,875	1,296
Facility costs and depreciation	3,953	4,295	(342)
Other	3,372	3,237	135
Total general and administrative	$33,751	$34,277	$(526)

General and administrative expenses were $33.8 million for the year ended December 31, 2017, a decrease of $0.5 million, compared to the year ended December 31, 2016. The decrease was primarily due to lower professional services of $1.6 million and lower allocation of facility costs to general and administrative expense. The decrease was partially offset by an increase in stock-based compensation expense of $1.3 million due to the issuance of restricted stock units during 2017.

Interest Income, Net

Interest income, net was $3.4 million for the year ended December 31, 2017, an increase of $1.2 million, compared to the year ended December 31, 2016. The increase in interest income earned in 2017 was primarily due to the increased interest rates.

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

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock and proceeds from our collaboration and license agreements. At December 31, 2018, we had cash, cash equivalents and marketable securities of $277.9 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2022. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

In August 2017, we entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, acting as sales agent. We agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the year ended December 31, 2018. As of December 31, 2018, we had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

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

We plan to continue to fund our operations and capital funding needs through equity and/or debt financing and potential milestones from existing collaboration agreements. We may also consider entering into additional collaboration arrangements or selectively partnering for clinical development and commercialization or outlicensing non-core assets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could harm our business, financial condition and results of operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(68,759)	$(88,856)	$(86,076)
Investing activities	39,407	88,941	(32,065)	(1)
Financing activities	(1,495)	82,054	43,085
Effect of exchange rate changes	(457)	543	—
Net change in cash, cash equivalents, and restricted cash	$(31,304)	$82,682	$(75,056)	(1)

(1)

Due to the adoption of Accounting Standards Update No. 2016-18 issued by the Financial Accounting Standards Board, amount will differ from prior year filings by the amount of restricted cash on the balance sheet.

Operating Activities

Net cash used in operating activities was $68.8 million for the year ended December 31, 2018, compared to $88.9 million for the year ended December 31, 2017. The decrease in net cash used in operating activities during 2018 was primarily due to the receipt of $18.1 million from the IRS in November 2018 related to our carryback claim filed in September 2018 for the recovery of income taxes paid in 2016.

Net cash used in operating activities was $88.9 million for the year ended December 31, 2017, compared to $86.1 million for the year ended December 31, 2016. The increase in net cash used in operating activities during 2017 was due to additional headcount, higher facility related costs, increased clinical trial activities and other research and development activities.

Investing Activities

Net cash provided by investing activities was $39.4 million for the year ended December 31, 2018, compared to $88.9 million for the year ended December 31, 2017. The change was primarily due to timing of purchased marketable securities in 2018 as compared to 2017.

Net cash provided by investing activities was $88.9 million for the year ended December 31, 2017, compared to net cash used in investing activities of $32.1 million for the year ended December 31, 2016. The change was primarily due to lower expenditures for leasehold improvements and timing of purchased marketable securities in 2017 as compared to 2016.

Financing Activities

Net cash used in financing activities was $1.5 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $82.1 million for the year ended December 31, 2017. The change was primarily due to cash proceeds in 2017 from the sale of our common stock under our “at-the-market” sales agreement that we entered into with Cowen in May 2016, or the 2016 Sales Agreement. There were no such sales during the year ended 2018.

Net cash provided by financing activities was $82.1 million for the year ended December 31, 2017, compared to $43.1 million for the year ended December 31, 2016. The increase was primarily related to higher net cash proceeds in 2017 from the sale of our common stock under our 2016 Sales Agreement with Cowen.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to acquired in-process research and development, or IPR&D, projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment on an annual basis or more frequently if we become aware of any events or changes that would indicate the fair values of the assets are below their carrying amounts. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized based on their respective estimated useful lives at that point in time. We recorded an impairment loss of $4.0 million related to IPR&D during the year ended December 31, 2018. No impairment of IPR&D has been recorded in prior years. We have not had an impairment of goodwill since inception.

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

We recorded stock-based compensation expense related to options granted of $11.7 million, $11.9 million, and $10.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.

In determining the fair value of the stock-based awards, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Fair Value of Common Stock. Prior to the IPO in April 2015, our board of directors determined the fair value of our common stock by taking into consideration, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the previous absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies and the lack of marketability of our common stock.

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

Expected Volatility. Because we do not have a long trading history for our common stock, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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

Income Taxes

The benefit for income taxes was $783,000 for the year ended December 31, 2018, a decrease of $10.6 million compared to the year ended December 31, 2017. The income tax benefit recorded during 2018 was primarily related to current federal income taxes benefit associated with a larger than anticipated carryback of the 2017 losses to the 2016 tax year.

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

At December 31, 2018, we had net operating loss, or NOL, carryforwards (before tax effects) for federal, state and foreign income tax purposes of $102.8 million, $64.4 million and $49.9 million respectively. These federal, state and foreign NOL carryforwards will begin to expire in 2027, 2033 and 2025, respectively, if not utilized. In addition, we have federal and state tax credit carryforwards of $39.6 million and $7.9 million, respectively, to offset future income tax liabilities. The federal tax credits can be carried forward for 20 years and will start to expire in 2034, if not utilized, while the state tax credits can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize NOL carryforwards or other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.”

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other changes is a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the corporate income tax rate, we revalued our deferred tax assets, which resulted in a reduction in the value of our deferred tax asset of approximately $26.5 million, offset by the change in valuation allowance of $26.5 million, for the year ended December 31, 2017. In addition, the Tax Act repeals the two-year carryback for losses arising in tax years ending after 2017. As a result, we recognized deferred tax expense of $3.4 million, for the year ended December 31, 2017 due to the inability to carryback existing temporary differences after 2017.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standard Codification 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, would be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined. Due to the broad complexities of the Tax Act, under the guidance of SAB 118, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations at December 31, 2018:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$5,519	$11,001	$11,030	$35,836	$63,386
Total contractual obligations	$5,519	$11,001	$11,030	$35,836	$63,386

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

JOBS Act

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and therefore we take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years. We will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2020, (2) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have chosen to irrevocably opt out of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842) (ASC 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt the new standard on January 1, 2019 using the prospective transition method. In preparation for adoption of the standard, we engaged a third-party service provider to assist us with the evaluation.

We have identified all leases and reviewed the leases to determine the impact of ASC 842 on our consolidated financial statements. We have elected to apply all of the practical expedients as a package, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Based on our assessment, we have concluded that the adoption of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet on January 1, 2019. While substantially complete, we are still in the process of finalizing our evaluation of the effect of ASC 842 on our financial statements and disclosures. We do not expect the adoption of ASU 2016-02, as amended, to have a material impact on our consolidated statements of operations or consolidated statements of cash flows.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The standard update allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the ASU 2018-02 eliminates the stranded tax effects resulting from the Tax Act. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The new standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We have evaluated the impact of this guidance and have concluded that adoption of the standard will not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information, and modifies some disclosure requirements. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted upon issuance of this ASU. Entities making this election to early adopt are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of the new disclosure requirements until their effective date. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018 and we anticipate our first presentation of changes in stockholders’ equity will be included in our Form 10-Q for the quarter ended March 31, 2019.

Recently Adopted Accounting Pronouncements

On January 1, 2018, we adopted ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method. The adoption of this standard had a material impact on our consolidated financial statements. Refer to Note 2 – Basis of Presentation, Use of Estimates and Recently Adopted Accounting Pronouncements in the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further discussion.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. In February 2018, the FASB issued ASU No. 2018-03 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-01. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. We adopted this standard on January 1, 2018 and the adoption of the standard did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We adopted this standard on January 1, 2018 and the adoption of the standard did not have a material impact on our consolidated statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash, cash equivalents, and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We adopted this standard on January 1, 2018 utilizing the required retrospective transition method and changed the presentation and classification of restricted cash in our consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces the complexity of applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard is effective for annual periods beginning after December 15, 2017. We adopted this standard on January 1, 2018, and the adoption of the standard did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which included amendments to expand income tax accounting and disclosure guidance pursuant to SEC Staff Accounting Bulletin No. 118, or SAB 118, issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Tax Reform Act. We adopted this ASU on January 1, 2018. Refer to Note 13 – Income Taxes in the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for more information and disclosures related to this amended guidance.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808). The standard clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. The standard requires transactions in collaborative arrangements to be accounted for under Topic 606 if the counter-party is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The standard also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for entities that have already adopted Topic 606 or do so concurrently with the adoption of this standard. We early adopted this standard in the fourth quarter of 2018 and the adoption of the standard did not have an impact on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

ADURO BIOTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Aduro Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aduro Biotech, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Matter of Emphasis

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

February 27, 2019

We have served as the Company's auditor since 2014.

ADURO BIOTECH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$126,310	$157,614
Short-term marketable securities	140,129	168,489
Accounts receivable	12,037	989
Income tax receivable	—	17,495
Prepaid expenses and other current assets	4,500	5,544
Total current assets	282,976	350,131
Long-term marketable securities	11,434	23,614
Property and equipment, net	29,157	31,085
Goodwill	8,334	8,723
Intangible assets, net	25,135	31,107
Restricted cash	468	468
Total assets	$357,504	$445,128
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,457	$1,150
Accrued clinical trial and manufacturing expenses	2,542	5,898
Accrued expenses and other liabilities	10,518	12,601
Contingent consideration	—	6,829
Deferred revenue	16,000	14,923
Total current liabilities	30,517	41,401
Deferred rent	11,063	9,991
Contingent consideration	998	759
Deferred revenue	172,671	148,148
Deferred tax liabilities	6,104	6,538
Other long-term liabilities	840	818
Total liabilities	222,193	207,655
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2018 and 2017; and no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2018 and 2017; and 79,571,714 and 77,736,201 shares issued and outstanding at December 31, 2018 and 2017	8	8
Additional paid-in capital	538,895	519,435
Accumulated other comprehensive income	940	1,893
Accumulated deficit	(404,532)	(283,863)
Total stockholders’ equity	135,311	237,473
Total liabilities and stockholders’ equity	$357,504	$445,128

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Collaboration and license revenue	$15,087	$17,109	$50,593
Grant revenue	—	130	88
Total revenue	15,087	17,239	50,681
Operating expenses:
Research and development	75,836	89,382	87,718
General and administrative	36,035	33,751	34,277
Loss on impairment of intangible assets	3,992	—	—
Amortization of intangible assets	584	559	549
Total operating expenses	116,447	123,692	122,544
Loss from operations	(101,360)	(106,453)	(71,863)
Interest income, net	5,284	3,444	2,219
Other expense, net	(64)	(218)	(40)
Loss before income tax	(96,140)	(103,227)	(69,684)
Income tax benefit (provision)	783	11,364	(21,464)
Net loss	$(95,357)	$(91,863)	$(91,148)
Net loss per common share, basic and diluted	$(1.21)	$(1.26)	$(1.40)
Shares used in computing net loss per common share, basic and diluted	78,812,407	72,901,215	65,200,762

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2018	2017	2016
Net loss	$(95,357)	$(91,863)	$(91,148)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax of $0	121	(155)	40
Foreign currency translation adjustments, net of tax of $0	(1,074)	3,732	(1,385)
Comprehensive loss	$(96,310)	$(88,286)	$(92,493)

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	63,587,833	6	362,807	(339)	(100,852)	261,622
Issuance of common stock upon exercise of stock options	873,735	—	903	—	—	903
Issuance of common stock upon exercise of warrants	831,513	—	97	—	—	97
Issuance of common stock under Employee Stock Purchase Plan	98,936	—	835	—	—	835
Issuance of common stock upon at the market offering (Note 10)	2,526,229	1	36,805	—	—	36,806
Stock-based compensation	—	—	15,006	—	—	15,006
Excess tax benefit from stock-based compensation	—	—	4,444	—	—	4,444
Other comprehensive loss	—	—	—	(1,345)	—	(1,345)
Net loss	—	—	—	—	(91,148)	(91,148)
Balance at December 31, 2016	67,918,246	7	420,897	(1,684)	(192,000)	227,220
Issuance of common stock upon exercise of stock options	2,041,862	—	2,304	—	—	2,304
Issuance of common stock upon exercise of warrants	28,243	—	40	—	—	40
Issuance of common stock under Employee Stock Purchase Plan	103,562	—	828	—	—	828
Issuance of common stock upon at the market offering (Note 10)	7,494,438	1	78,990	—	—	78,991
Release of restricted stock units	149,850	—	—	—	—	—
Stock-based compensation	—	—	16,376	—	—	16,376
Other comprehensive income	—	—	—	3,577	—	3,577
Net loss	—	—	—	—	(91,863)	(91,863)
Balance at December 31, 2017	77,736,201	8	519,435	1,893	(283,863)	237,473
Issuance of common stock upon exercise of stock options	1,404,422	—	1,457	—	—	1,457
Issuance of common stock upon exercise of warrants	3,317	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	111,321	—	529	—	—	529
Release of restricted stock units	316,453	—	—	—	—	—
Stock-based compensation	—	—	17,474	—	—	17,474
Other comprehensive loss	—	—	—	(953)	—	(953)
Cumulative effect of changes in accounting principles related to revenue recognition	—	—	—	—	(25,312)	(25,312)
Net loss	—	—	—	—	(95,357)	(95,357)
Balance at December 31, 2018	79,571,714	8	538,895	940	(404,532)	135,311

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net loss	$(95,357)	$(91,863)	$(91,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,369	3,426	2,003
Amortization of intangibles	584	559	549
Accretion of discounts and amortization of premiums on marketable securities	(1,067)	621	1,831
Stock-based compensation	17,474	16,376	15,006
Excess tax benefit from stock-based compensation	—	—	(4,444)
Loss from remeasurement of fair value of contingent consideration	635	2,824	400
Impairment of intangible assets	3,992	—	—
Loss on disposal of property and equipment	27	9	15
Deferred income tax	(146)	6,180	(7,800)
Changes in operating assets and liabilities:
Payment of contingent consideration	(3,322)	—	—
Accounts receivable	(11,048)	149	3,708
Income tax receivable	17,495	(17,495)	—
Prepaid expenses and other assets	1,006	1,535	3,487
Accounts payable	533	(1,206)	(2,851)
Deferred revenue	288	(14,944)	(15,068)
Accrued clinical trial and manufacturing expenses	(3,300)	924	(745)
Accrued expenses and other liabilities	(922)	4,049	8,981
Net cash used in operating activities	(68,759)	(88,856)	(86,076)
Cash Flows from Investing Activities
Purchase of marketable securities	(226,953)	(260,435)	(359,500)
Proceeds from maturities of marketable securities	268,684	354,530	351,322
Purchase of property and equipment	(2,365)	(5,154)	(23,887)
Proceeds from sale of property and equipment	41	—	—
Net cash provided by (used in) investing activities	39,407	88,941	(32,065)
Cash Flows from Financing Activities
Payment of contingent consideration	(3,481)	—	—
Proceeds from issuance of common stock, net of offering costs	—	78,991	36,806
Excess tax benefit from stock-based compensation	—	—	4,444
Proceeds from exercise of stock options and warrants	1,457	2,235	1,000
Proceeds from employee stock purchase plan	529	828	835
Net cash (used in) provided by financing activities	(1,495)	82,054	43,085
Effect of exchange rate changes on cash	(457)	543	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(31,304)	82,682	(75,056)
Cash, cash equivalents, and restricted cash at beginning of period	158,082	75,400	150,456
Cash, cash equivalents, and restricted cash at end of period	$126,778	$158,082	$75,400
Supplemental Disclosure
Cash paid for taxes	$—	$1,106	$22,400
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$331	$2,790	$447
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$126,310	$157,614	$74,932
Restricted cash	468	468	468
Total cash, cash equivalents and restricted cash	$126,778	$158,082	$75,400

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Aduro Biotech, Inc., and its wholly owned subsidiaries, or the Company, is an immunotherapy company focused on the discovery, development and commercialization of therapies that are designed to harness the body's natural immune system for the treatment of patients with challenging diseases, including cancer. The Company is located in Berkeley, California and its wholly-owned subsidiary, Aduro Biotech Holdings, Europe B.V., or Aduro Biotech Europe, is based in the Netherlands. The Company operates in one business segment.

The Company believes its primary technologies related to the Stimulator of Interferon Genes (STING) and A Proliferation Inducing Ligand (APRIL) pathways have led to a strong pipeline of clinical candidates that are being investigated in cancer, autoimmune and inflammatory diseases. The Company’s product candidates are designed to stimulate and/or regulate innate and adaptive immune responses, particularly in combination with other novel immunotherapies. The Company is collaborating with a number of leading global pharmaceutical companies to help expand and drive our product pipeline. The Company’s strategy is to rapidly advance best-in-class therapies from its STING and APRIL technologies through clinical development and regulatory approval.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase. At December 31, 2018 and 2017, cash and cash equivalents consisted of cash in bank deposits, money market funds held at financial institutions, commercial paper and U.S. government and agency securities. The recorded carrying amount of cash equivalents approximates their fair value.

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

Accounts receivable consist of amounts due from various collaboration agreements and subtenants. The Company’s management believes these receivables are fully collectible.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to acquired in-process research and development, or IPR&D, projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment on an annual basis or more frequently if the Company becomes aware of any events or changes that would indicate the fair values of the assets are below their carrying amounts. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized based on their respective estimated useful lives at that point in time. The Company recorded an impairment loss of $4.0 million related to IPR&D during the year ended December 31, 2018. No impairment of IPR&D has been recorded in prior years. The Company has not had an impairment of goodwill since inception.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842) (ASC 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the new standard on January 1, 2019 using the prospective transition method. In preparation for adoption of the standard, the Company engaged a third-party service provider to assist it with the evaluation.

The Company has identified all leases and reviewed the leases to determine the impact of ASC 842 on its consolidated financial statements. The Company has elected to apply all of the practical expedients as a package, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Based on the Company’s assessment, the Company has concluded that the adoption of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet on January 1, 2019. While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASC 842 on its financial statements and disclosures. The Company does not expect the adoption of ASU 2016-02, as amended, to have a material impact on its consolidated statements of operations or consolidated statements of cash flows.

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

In August 2018, the FASB issued ASU No. 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information, and modifies some disclosure requirements. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted upon issuance of this ASU. Entities making this election to early adopt are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of the new disclosure requirements until their effective date. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018 and the Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Recently Adopted Accounting Pronouncements

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

The following table summarizes the impact of adopting Topic 606 on select condensed consolidated balance sheet line items (in thousands):

	December 31, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606
	(in thousands)
Liabilities
Deferred revenue	$16,000	$2,815	$18,815
Deferred revenue – noncurrent	172,671	(31,338)	141,333
Stockholders’ Equity
Accumulated deficit	(404,532)	28,523	(376,009)

The following table summarizes the impact of adopting Topic 606 on select condensed consolidated statement of operations line items (in thousands, except per share data):

	Year Ended December 31, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606
	(in thousands)
Collaboration and license revenue	$15,087	$3,211	$18,298
Total revenue	15,087	3,211	18,298
Loss from operations	(101,360)	3,211	(98,149)
Net loss	(95,357)	3,211	(92,146)
Net loss per share, basic and diluted	(1.21)	0.04	(1.17)

The following table summarizes the impact of adopting Topic 606 on audited condensed consolidated statement of cash flows line items (in thousands):

	Year Ended December 31, 2018
	As reported	Adjustments	Balances without the adoption of Topic 606
	(in thousands)
Cash flows from operating activities
Net loss	$(95,357)	$3,211	$(92,146)
Changes in operating assets and liabilities:
Deferred revenue	288	(3,211)	(2,923)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. In February 2018, the FASB issued ASU No. 2018-03 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-01. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. The Company adopted this standard on January 1, 2018, and the adoption of the standard did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2018, and the adoption of the standard did not have a material impact on its consolidated statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash, cash equivalents, and restricted cash. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2018 utilizing the required retrospective transition method and changed the presentation and classification of restricted cash in its consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces the complexity of applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard is effective for annual periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018, and the adoption of the standard did not have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which included amendments to expand income tax accounting and disclosure guidance pursuant to SEC Staff Accounting Bulletin No. 118, or SAB 118, issued by the SEC in December 2017. SAB 118 provides guidance on accounting for the income tax effects of the Tax Reform Act. The Company adopted this standard on January 1, 2018. Refer to Note 12 for more information and disclosures related to this amended guidance.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808). The standard clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. The standard requires transactions in collaborative arrangements to be accounted for under Topic 606 if the counter-party is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The standard also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for entities that have already adopted Topic 606 or do so concurrently with the adoption of this standard. The Company early adopted this standard in the fourth quarter of 2018 and the adoption of the standard did not have an impact on its consolidated financial statements.

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

In certain cases where there is limited activity or less transparency around the inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of contingent consideration liability.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$22,082	$—	$—	$22,082
U.S. government and agency securities	—	59,001	—	59,001
Corporate debt securities	—	70,964	—	70,964
Commercial paper	—	89,702	—	89,702
Total	$22,082	$219,667	$—	$241,749
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$998	$998
Total	$—	$—	$998	$998

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$86,461	$—	$—	$86,461
U.S. government and agency securities	—	108,076	—	108,076
Corporate debt securities	—	58,496	—	58,496
Commercial paper	—	74,011	—	74,011
Total	$86,461	$240,583	$—	$327,044
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$7,588	$7,588
Total	$—	$—	$7,588	$7,588

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

In the third quarter of 2018, the Company received regulatory authorization to conduct clinical studies for a specified antibody product candidate, which triggered payment of contingent consideration. A total of $6.8 million was paid to the former shareholders of BioNovion Holding B.V. under the terms of the 2015 share sale agreement pursuant to which the Company acquired BioNovion.

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, there were no transfers between the fair value measurement category levels.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2016	$4,032
Net increase in fair value upon revaluation	2,824
Foreign currency impact	732
Balance at December 31, 2017	7,588
Net increase in fair value upon revaluation	635
Payment of contingent consideration	(6,803)
Foreign currency impact	(422)
Balance at December 31, 2018	$998

The following tables summarize the estimated value of the Company’s cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$36,124	$—	$—	$36,124
Money market funds	22,082	—	—	22,082
Commercial paper	62,413	—	—	62,413
Corporate debt securities	5,694	—	(3)	5,691
Total cash and cash equivalents	$126,313	$—	$(3)	$126,310
Marketable securities:
U.S. government and agency securities	$59,127	$16	$(142)	$59,001
Corporate debt securities	65,319	3	(49)	65,273
Commercial paper	27,289	—	—	27,289
Total marketable securities	$151,735	$19	$(191)	$151,563

	December 31, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$22,673	$—	$—	$22,673
Money market funds	86,461	—	—	86,461
Commercial paper	48,480	—	—	48,480
Total cash and cash equivalents	$157,614	$—	$—	$157,614
Marketable securities:
U.S. government and agency securities	$108,317	$—	$(241)	$108,076
Corporate debt securities	58,551	1	(56)	58,496
Commercial paper	25,531	—	—	25,531
Total marketable securities	$192,399	$1	$(297)	$192,103

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of December 31, 2018 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Mature in one year or less	$140,316	$3	$(190)	$140,129
Mature after one year through two years	11,419	16	(1)	$11,434
Total available-for-sale marketable securities	$151,735	$19	$(191)	$151,563

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Leasehold improvements	$26,961	$27,102
Lab equipment	8,281	7,243
Computer and office equipment	2,292	2,016
Furniture and fixtures	1,560	1,767
Construction in progress	1,458	54
Total property and equipment	40,552	38,182
Less: accumulated depreciation	(11,395)	(7,097)
Property and equipment, net	$29,157	$31,085

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $4.4 million, $3.4 million, and $2.0 million, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Compensation and related benefits	$4,619	$5,320
Professional and consulting services	2,185	1,586
Accrued research expense	1,859	1,763
Deferred rent	653	434
Accrued property and equipment	101	2,790
Other	1,101	708
Total accrued expenses and other liabilities	$10,518	$12,601

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2016	$7,658
Foreign currency translation adjustment	1,065
Balance at December 31, 2017	8,723
Foreign currency translation adjustment	(389)
Balance at December 31, 2018	$8,334

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	December 31, 2018
	Gross Carrying Amount	Impairment	(1)	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,318	—		$1,792	$9,526
Total intangible assets with finite lives	11,318	—		1,792	9,526
Acquired IPR&D assets	19,626	4,017		—	15,609
Total intangible assets	$30,944	$4,017		$1,792	$25,135

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,847	$1,283	$10,564
Total intangible assets with finite lives	11,847	1,283	10,564
Acquired IPR&D assets	20,543	—	20,543
Total intangible assets	$32,390	$1,283	$31,107
(1)	The amount includes effects of foreign currency exchange rates.

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over a period of 20 years and the amortization expense is recorded in operating expenses. The decrease in the gross carrying amount of intangible assets as of December 31, 2018 compared to December 31, 2017 was due to a writedown of $4.0 million driven by the Company’s decision to discontinue one of its acquired early research programs resulting in impairment of the acquired IPR&D asset.

Amortization expense was $584,000, $559,000, and $549,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Based on finite-lived intangible assets recorded as of December 31, 2018, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2019	$566
2020	566
2021	566
2022	566
2023	566

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

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date in March 2015 and ends upon receipt of regulatory approval, estimated to occur in 2028. The Company’s performance period commenced in May 2015. The transaction price consists of the $200.0 million upfront fee, a $35.0 million milestone payment received in the second quarter of 2016 upon commencement of a Phase 1 study, and $1.3 million in reimbursement of research and development costs through December 31, 2018. The Company determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of Phase 1 studies. Therefore, these payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Novartis and have been excluded from the transaction price. The transaction price of $236.3 million is allocated to one combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

Cost-sharing payments from Novartis are included in the transaction price and subject to the cost-based input method to determine the amount to be recognized in license and collaboration revenue in the Company’s consolidated statements of operations, while cost-sharing payments to Novartis are accounted for as research and development expenses in the Company’s consolidated statements of operations.

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

For the years ended December 31, 2018, 2017, and 2016, the Company recognized revenue from its collaboration with Novartis totaling $11.9 million, $14.9 million and $14.8 million, respectively. The remaining balance of the upfront fee of $176.7 million and $163.0 million is included in deferred revenue at December 31, 2018 and 2017, respectively.

Lilly Agreement

On December 18, 2018, the Company entered into a research collaboration and exclusive license agreement, or the Lilly Agreement, with Lilly for its cGAS-STING Pathway Inhibitor program for the research and development of novel immunotherapies for autoimmune and other inflammatory diseases. Pursuant to the Lilly Agreement, the Company granted an exclusive and worldwide license under certain intellectual property rights controlled by the Company to research, develop, manufacture and commercialize certain cGAS-STING products for the treatment of autoimmune and other inflammatory diseases. The license granted is sublicensable during a specified time period.

Under the terms of the Lilly Agreement, the Company received an upfront payment of $12.0 million in the first quarter of 2019.  This upfront payment was recognized as deferred revenue in 2018 as the performance obligations under the Lilly Agreement did not commence until January 2019.

The Company will also be eligible for development and commercial milestones of up to approximately $620.0 million per product. Lilly is also obligated to pay the Company tiered royalty payments at percentages in the single to low-double digits based on annual net sales of the licensed products. Lilly must pay such royalties on a product-by-product and country-by-country basis until the latest to occur of (i) the expiration of the last-to-expire valid claim of certain patents, (ii) the expiration of the data exclusivity period in such country or (iii) a specified anniversary of the first commercial sale of such product in such country. The Company will be reimbursed for up to a certain amount of research funding spent during the research term. In addition, the Company has the option to co-fund the clinical development of each product in exchange for an increase in royalty payments and a reduction in certain milestone payments to the extent relevant to such co-funded product. Lilly will be responsible for all costs of global commercialization.

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

The Company received a milestone payment of $2.0 million in 2017 for the initiation of a GLP toxicology study and $3.0 million in the first quarter of 2018 for the initiation of a Phase 1 trial for the anti-CD27 antibody.  Both payments were recognized in revenue when received as the Company had no remaining performance obligation. The Company is eligible to receive future contingent payments, including up to $307.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, the Company is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized when earned as the Company has no remaining performance obligations under this agreement.

Janssen ADU-214, ADU-741 and GVAX Prostate Agreements

On September 25, 2018, the Company received written notices of termination from Janssen Biotech, Inc., or Janssen, for its Research and License Agreements pertaining to the Company’s proprietary attenuated strains of Listeria for treatment of lung and prostate cancers. Specifically, Janssen delivered notice for the following agreements, or the Janssen Agreements: (i) the Research and License Agreement, dated as of October 13, 2014, as amended by the Amendment to Research and License Agreements, dated as of November 11, 2015, or the Amendment; (ii) the Research and License Agreement, dated as of May 27, 2014, as amended by the Amendment; and (iii) the GVAX Prostate License Agreement, dated as of May 27, 2014. The terminations were effective December 24, 2018.

Under the terms of the Janssen Agreements, the Company granted Janssen an exclusive, worldwide license to research, develop, manufacture, use, sell and otherwise exploit products containing ADU-214, ADU-741 and GVAX Prostate for any and all uses. The Company also granted Janssen exclusive rights to develop products utilizing our proprietary attenuated strains of Listeria for treatment of lung and prostate cancers. The Company previously received upfront license fees of $42.5 million and milestone payments of $31.0 million upon completion of various development activities and were eligible to receive future contingent payments based on development, regulatory and commercial milestones as well as royalties on any net sales of licensed products by Janssen under each of the Janssen Agreements. Pursuant to the terms of the Janssen Agreements, upon Janssen’s termination, the Company regained worldwide rights for the development and commercialization of products containing ADU-214, ADU-741 and GVAX Prostate for any and all uses. In addition, Janssen will have certain obligations as set forth in the Janssen Agreements, including (i) immediately ceasing its use of any of the Company’s intellectual property and (ii) promptly returning or destroying any materials related to the development or manufacturing of the products containing ADU-214, ADU-741 and GVAX Prostate.

7. Research and Development and License Agreements

For the years ended December 31, 2018, 2017 and 2016, respectively, the Company recorded $800,000, $800,000 and $8.1 million in upfront payments, milestone payments and sublicensing fees from its research and development and license agreements described below.

STING Pathway License Agreements

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

UCB Vance Agreement

In September 2014, the Company entered into a license agreement with University of California on behalf of its Berkeley campus, or UCB, granting the Company an exclusive, worldwide, sublicenseable license under certain patent rights covering the use of the STING Activator molecules that activate the STING receptor to make, develop, use and commercialize products, to practice methods and to offer services, in each case that are covered by the licensed patent rights, in all fields of use. Under this agreement, or the UCB Vance Agreement, the Company is obligated to use commercially reasonable efforts to develop, manufacture and sell licensed products and services and are obligated to achieve specified development and regulatory milestones by specified dates.

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

Under the MSK Agreement, the Company paid MSK upfront fees of $50,000 in January 2015 and an additional $2.0 million in connection with the second amendment to the MSK Agreement in October 2016. Under the terms of the amended MSK Agreement the Company is required to pay MSK development and regulatory milestone payments totaling up to $875,000 for each licensed product and commercialization milestone payments totaling up to $4.5 million for each licensed product, subject to a cap of $4.5 million per licensed product. The Company is also required to pay MSK royalties based on net sales of licensed products by Aduro and its sublicensees at a rate ranging in the low single digits depending on whether the licensed product is covered by a valid claim of the licensed patents, subject to minimum annual royalties. The Company’s royalty obligation to MSK continues on a country-by-country basis until the later of the expiration of the last patent right covering the licensed product in such country or 10 years from the first commercial sale in such country. The Company is also obligated to pay MSK a percentage of certain consideration received for the grant of sublicenses, ranging from ten to the mid-twenties.

The MSK Agreement will continue in effect until the expiration of the Company’s royalty obligations. Either party may terminate the MSK Agreement upon the other party’s uncured material breach that is not cured within 90 days after the breaching party receives notice of such breach. Additionally, the Licensors may terminate the MSK Agreement for our bankruptcy or insolvency or if the Company fails to pay any undisputed amounts owed under the agreement and does not cure such failure within 30 days after receiving notice of such failure.

8. Commitments and Contingencies

Leases

The Company moved into its corporate office and laboratory facility located in Berkeley, California in August 2016. The Company leases approximately 110,853 square feet pursuant to an office/laboratory lease that was entered into in September 2015, or the Heinz Lease. The Company began incurring rent expense when the landlord delivered possession of the facility to the Company in March 2016. The Heinz Lease has an initial term of approximately thirteen and a half years expiring on December 31, 2029. The Company has the right to further extend the Heinz Lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term. The Company is subleasing approximately 30,885 square feet in its Heinz facilities under subleases that expire on or before December 31, 2020.

The Company continued to lease its former office and research and development facility comprised of 25,000 square feet in Berkeley, California, under a non-cancelable operating lease, or the Bancroft Lease, through December 31, 2018. The Company subleased the Bancroft facility in 2018. The term of the Bancroft Lease expired on December 31, 2018.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Heinz Lease in the amount of $468,000. The letter of credit is collateralized by a certificate of deposit for $468,000 which has been included in restricted cash in the consolidated balance sheets as of December 31, 2018 and 2017.

The Company also leases a research and development facility in Oss, the Netherlands, for employees of Aduro Biotech Europe. The term of the Oss lease has been extended through December 2020, with a one-year renewal option. The Company believes that its existing facilities are adequate to meet its current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Rent expense was $5.8 million, $5.3 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the leases at December 31, 2018 are as follows (in thousands):

Year ending December 31,	Amounts
2019	$5,519
2020	5,669
2021	5,332
2022	5,460
2023	5,570
Thereafter	35,836
Total	$63,386

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

9. Common Stock

The Company had reserved shares of common stock for future issuance as follows:

December 31,
2018
Options issued and outstanding	8,986,010
Shares available for future stock option grants	7,255,050
Restricted stock units	1,600,218
Common stock warrants	64,909
Total	17,906,187

At-the-Market Sales Agreement

In May 2016, the Company entered into an “at-the-market” sales agreement, or the 2016 Sales Agreement, with Cowen and Company, LLC, or Cowen, for the offer and sale of shares of its common stock having an aggregate offering of up to $100.0 million from time to time through Cowen, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2016 Sales Agreement were deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2016 Sales Agreement, the Company agreed to pay Cowen a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the year ended December 31, 2017, the Company received net proceeds of $60.5 million after deducting commissions and expenses payable by the Company, from the sale of 5,823,789 shares of common stock pursuant to the 2016 Sales Agreement. Since the inception of the 2016 Sales Agreement through December 31, 2017, the Company sold a total of 8,350,018 shares and received net total proceeds of $97.3 million. As of December 31, 2017, there were no amounts remaining for future sales under the 2016 Sales Agreement.

In August 2017, the Company entered into a subsequent “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million through Cowen, as the Company’s sales agent. Similar to the 2016 Sales Agreement, the Company will pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. During the year ended December 31, 2017, the Company received net proceeds of $18.5 million, after deducting commissions and expenses payable by the Company, from the sale of 1,670,649 shares of common stock pursuant to the 2017 Sales Agreement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the year ended December 31, 2018. As of December 31, 2018, the Company had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of its shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

10. Warrants

The Company had issued and outstanding warrants as follows:

	Warrants Outstanding			Exercise
	December 31, 2018	December 31, 2017	Issuance Date	Price per Share	Terms (Years)
Type of Security:
Common	—	1,152	November 2008	$34.73	10.0
Common	720	720	January 2009	$34.73	10.8
Common	288	288	February 2009	$34.73	10.0
Common	360	360	March 2009	$34.73	10.0
Common	144	144	April 2009	$34.73	10.0
Common	13,235	13,235	July 2009	$1.89	10.0
Common	2,400	2,400	April 2011	$1.88	10.0
Common	19,867	19,867	April 2011	$0.01	10.0
Common	6,031	6,031	October 2011	$0.01	9.5
Common	19,078	22,395	September 2013	$0.02	10.0
Common	2,786	2,786	December 2013	$0.02	10.0
Total	64,909	69,378

11. Equity Incentive Plans

2015 Plan

In March 2015, the Company’s board of directors adopted and in April 2015 the Company’s stockholders approved the 2015 Equity Incentive Plan, or the 2015 Plan, which became effective upon the IPO and provides for the granting of incentive stock options, nonstatutory stock options and other forms of stock awards to its employees, directors and consultants. The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan.

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2018 the shares issuable under the 2015 Plan increased by 3,109,448. The Company had 7,255,050 shares available for future grant under the 2015 Plan as of December 31, 2018.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At December 31, 2018, 3,441,523 options under the 2009 Plan remained outstanding.

Stock option activity under the Company’s stock option plan was as follows:

	Options Outstanding
	Shares Available for Grant		Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2017	6,117,580		9,076,018	$8.04	$32,256
Authorized	3,109,448
RSU granted, net	(480,048)
Granted	(3,309,250)		3,309,250	$6.09
Exercised			(1,404,422)	$1.04
Canceled	1,817,320	(1)	(1,994,836)	$11.97
Balance—December 31, 2018	7,255,050		8,986,010	$7.54	$5,458
Options exercisable—December 31, 2018			5,864,229	$7.23	$5,425
Options vested and expected to vest—December 31, 2018			8,835,382	$7.55	$5,458

(1)

The amount excludes 177,516, 253,611 and 52,463 canceled options for the years ended December 31, 2018, 2017 and 2016, respectively, initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock.

The aggregate intrinsic value of options exercised was $9.1 million, $19.2 million and $12.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2018, 2017 and 2016 were $3.96, $6.91 and $8.01 per share, respectively.

At December 31, 2018, the weighted-average remaining contractual life was 5.4 years and 6.6 years for exercisable options and vested and expected to vest options, respectively. The weighted-average remaining contractual life of options outstanding was 6.6 years, 6.8 years and 7.5 years at December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $15.8 million, which the Company expects to recognize over an estimated weighted-average period of 2.6 years.

Restricted Stock Units (RSUs)

In September 2016, the Company’s board of directors authorized the issuance of restricted stock units, or RSUs, under the 2015 Plan and adopted a form of restricted stock unit grant notice and restricted stock unit award agreement, which is intended to serve as a standard form agreement for RSU grants issued to employees, executive officers, directors and consultants.

The following table summarizes RSU activity:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2017	1,436,623	$11.47
Granted	1,089,450	6.94
Vested	(316,453)	11.57
Canceled/forfeited	(609,402)	10.28
Balance—December 31, 2018	1,600,218	$8.81

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2018, there was $12.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs which is expected to be recognized over a weighted-average period of 3.1 years.

2015 Employee Stock Purchase Plan

In March 2015, the Company’s board of directors adopted and in April 2015 the Company’s stockholders approved the 2015 Employee Stock Purchase Plan, or 2015 ESPP, which became effective upon the IPO. The 2015 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code, and is administered by the Company’s board of directors or a committee of the board of directors.

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. There was no annual increase of shares issuable under the 2015 ESPP on January 1, 2018.  The Company had 1,681,668 shares available for future issuance under the 2015 ESPP as of December 31, 2018. Employees purchased 111,321 shares for $529,000 under the 2015 ESPP during the year ended December 31, 2018.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the 2015 ESPP:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	0.5	0.5	0.5
Volatility	62.5%	49.3%	73.8 - 74.4%
Risk-free interest rate	2.37%	1.39%	0.38 - 0.62%
Dividend yield	—%	—%	—%

As of December 31, 2018, there was $96,000 of unrecognized stock-based compensation expense related to the 2015 ESPP, which is expected to be recognized over a weighted-average period of 0.4 years.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$9,745	$9,205	$9,131
General and administrative	7,729	7,171	5,875
Total stock-based compensation expense	$17,474	$16,376	$15,006

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock. Prior to the IPO in April 2015, the board of directors determined the fair value of the Company’s common stock by taking into consideration, among other things, contemporaneous valuations of the common stock prepared by an unrelated third-party valuation firm. Given the previous absence of a public trading market for the common stock, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of the common stock, including the Company’s stage of development; progress of its research and development efforts; the rights, preferences and privileges of its preferred stock relative to those of its common stock; equity market conditions affecting comparable public companies and the lack of marketability of the common stock.

Since the Company’s IPO, it has used the market closing price of its common stock as reported on the Nasdaq Global Select Market.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility—Because the Company does not have a long trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2018	2017	2016
Expected term (in years)	5.3 - 6.1	5.3 - 6.5	5.3 - 6.1
Volatility	70.5% - 71.7%	71.8 - 74.1%	72.3 - 74.5%
Risk-free interest rate	2.38% - 3.08%	1.78 - 2.25%	1.25 - 2.07%
Dividend yield	—%	—%	—%

For the years ended December 31, 2018, 2017 and 2016, the Company recognized $11.5 million, $11.4 million and $10.0 million, respectively, of stock-based compensation related to options granted to employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder.

The Company uses the fair value method to value options granted to non-employees. For the years ended December 31, 2018, 2017 and 2016, the Company recognized stock-based compensation of $209,000, $489,000 and $438,000, respectively, related to options granted to non-employees.

The fair value of stock option awards granted to non-employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,
	2018	2017	2016
Expected term (in years)	6.0 - 9.7	6.7 - 10.0	6.0 - 9.6
Volatility	70.5% - 71.7%	72.2 - 73.0%	72.8 - 74.3%
Risk-free interest rate	2.66% - 3.19%	2.24 - 2.45%	1.35 - 2.48%
Dividend yield	—%	—%	—%

12. Income Taxes

The components of loss before income tax benefit were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(77,066)	$(76,503)	$(56,237)
Foreign	(19,074)	(26,724)	(13,447)
Total	$(96,140)	$(103,227)	$(69,684)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current income tax (benefit) provision:
Federal	$(637)	$(17,544)	$28,759
State	—	—	—
Foreign	—	—	—
Total	$(637)	$(17,544)	$28,759
Deferred income tax provision (benefit):
Federal	—	6,319	(6,319)
State	—	—	—
Foreign	(146)	(139)	(976)
Total	(146)	6,180	(7,295)
Total income tax (benefit) provision	$(783)	$(11,364)	$21,464

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Expected provision at statutory rate federal rate	(21.0%)	(35.0%)	(35.0%)
State taxes, net of federal benefits	—	—	—
U.S. tax credits	(2.8)	(6.4)	(43.8)
Warrants	—	—	—
Add back of Orphan Drug Credit	—	1.4	7.4
Incentive stock option compensation	1.3	(3.2)	3.8
Tax Cuts and Jobs Act impact	—	29.0	—
Other	(2.6)	(0.4)	(0.6)
Foreign income tax rate differential	0.5	3.4	2.4
Change in valuation allowance	23.8	0.2	96.6
Total	(0.8%)	(11.0%)	30.8%

The decrease in the effective tax rate from (11%) during 2017 to (0.8%) during 2018 was primarily related to the carry back benefit recorded in 2017.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$38,562	$16,847
Tax credits	41,193	37,656
Stock-based compensation	6,326	5,030
Deferred revenue	34,897	35,604
Accruals and reserves	3,659	3,378
Gross deferred tax assets	124,637	98,515
Valuation allowance	(119,451)	(93,227)
Total deferred tax assets	5,186	5,288
Deferred tax liabilities:
Tangible assets	(3,728)	(3,871)
Intangible assets	(7,562)	(7,955)
Total deferred tax liabilities	(11,290)	(11,826)
Net deferred tax liabilities	$(6,104)	$(6,538)

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical consolidated cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover its recorded net deferred taxes in future periods. As a result, the Company recorded a valuation allowance against the net deferred tax assets at December 31, 2018 and at December 31, 2017. The net valuation allowance increased by $26.2 million and $8.7 million in 2018 and 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. Among other changes is a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax assets, which resulted in a reduction in the value of our deferred tax asset of approximately $26.5 million, offset by the change in valuation allowance of $26.5 million, for the year ended December 31, 2017. In addition, the Tax Act repeals the two-year carryback for losses arising in tax years ending after 2017.  As a result, the Company recognized deferred tax expense of $3.4 million for the year ended December 31, 2017 due to the inability to carryback existing temporary differences after 2017.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118, or SAB 118, which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, would be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined. Due to the broad complexities of the Tax Act, under the guidance of SAB 118, the Company previously provided a provisional estimate of the effect of the Tax Act in its financial statements. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018.

At December 31, 2018, the Company has generated net operating loss, or NOL, carryforwards (before tax effects) for federal, state and foreign income tax purposes of $102.8 million, $64.4 million and $49.9 million, respectively. These federal, state and foreign NOL carryforwards will begin to expire in 2027, 2033 and 2025, respectively, if not utilized. In addition, the Company has federal and state tax credit carryforwards of $39.6 million and $7.9 million, respectively, to offset future income tax liabilities. The federal tax credits can be carried forward for 20 years and will start to expire in 2034, if not utilized, while the state research and development tax credit can be carried forward indefinitely.

Under Section 382 of the Code, the Company’s ability to utilize NOL carryforwards or other tax attributes, such as federal tax credits, in any taxable year may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. The Company experienced an ownership change that it believes under Section 382 of the Code will result in limitations in its ability to utilize net operating losses and credits. In addition, the Company may experience future ownership changes as a result of future offerings or other changes in ownership of its stock. As a result, the amount of the NOLs and tax credit carryforwards presented in the financial statements could be limited and may expire unutilized.

Uncertain Tax Positions

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$4,090	$2,508
Additions based on tax positions related to prior year	3	293
Reductions based on tax positions related to prior year	(7)	—
Additions based on tax positions related to current year	1,120	1,289
Balance at end of year	$5,206	$4,090

Without regard to the valuation allowance, $800,000 of unrecognized tax benefits included in the consolidated balance sheet would, if recognized, affect the effective tax rate.

The Company does not foresee material changes to its gross uncertain income tax position liability within the next 12 months.

The Company files income tax returns in the United States and the Netherlands. The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

The Company will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. At December 31, 2018, the Company has recorded no interest and penalties.

13. Employee Benefit Plan

The Company sponsors a 401(k) plan. All employees are eligible to participate in the 401(k) plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) plan up to the limit allowed under the Code.

14. Net Loss per Common Share

Because the Company was in a loss position for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per common share calculations because they would be anti-dilutive were as follows:

	December 31,
	2018	2017	2016
Options to purchase common stock	8,986,010	9,076,018	10,690,156
Common stock warrants	64,909	69,378	97,621
Restricted stock awards	1,600,218	1,436,623	657,200
Total	10,651,137	10,582,019	11,444,977

15. Selected Quarterly Financial Data (Unaudited)

The following interim financial information presents the Company’s 2018 and 2017 results of operations on a quarterly basis (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$6,627	$2,639	$3,063	$2,758
Net loss	(21,494)	(24,397)	(23,146)	(26,320)
Net loss per common share, basic	(0.28)	(0.31)	(0.29)	(0.33)
Net loss per common share, diluted	(0.28)	(0.31)	(0.29)	(0.33)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenue	$3,772	$5,917	$3,794	$3,756
Net loss	(21,812)	(19,400)	(24,520)	(26,131)
Net loss per common share, basic	(0.32)	(0.27)	(0.33)	(0.34)
Net loss per common share, diluted	(0.32)	(0.27)	(0.33)	(0.34)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were, in design and operation, effective.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and our equity compensation plans will be incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

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

3. Exhibits

See Item 15(b) below.

(b) We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the Exhibit Index below.

(c) See Item 15(a)2 above.

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

5.1	Opinion of Latham & Watkins LLP					X

10.1+	2000 Oncologic Equity Incentive Plan.	S-1	333-202667	10.1	03/11/2015

10.2+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2000 Oncologic Equity Incentive Plan.	S-1	333-202667	10.2	03/11/2015

10.3+	2001 Triton BioSystems Equity Incentive Plan.	S-1	333-202667	10.3	03/11/2015

10.4+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2001 Triton BioSystems Equity Incentive Plan.	S-1	333-202667	10.4	03/11/2015

10.5+	Aduro Biotech 2009 Stock Incentive Plan.	S-1	333-202667	10.5	03/11/2015

10.6+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2009 Stock Plan.	S-1	333-202667	10.6	03/11/2015

10.7+	2015 Equity Incentive Plan.	S-1/A	333-202667	10.7	04/06/2015

10.8+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2015 Equity Incentive Plan.	S-1/A	333-202667	10.8	04/06/2015

10.9+	2015 Employee Stock Purchase Plan.	S-1/A	333-202667	10.9	04/06/2015

10.10+	Form of Indemnification Agreement made by and between Aduro Biotech, Inc. and each of its directors and executive officers.	S-1	333-202667	10.11	03/11/2015

10.11+	Executive Employment Agreement between Aduro Biotech, Inc. and Stephen T. Isaacs, dated February 26, 2010.	S-1	333-202667	10.12	03/11/2015

10.12+	Amendment to Executive Employment Agreement between Aduro Biotech, Inc. and Stephen T. Isaacs, dated July 31, 2014.	S-1	333-202667	10.13	03/11/2015

10.13+	Offer of Employment Letter between Aduro Biotech, Inc. and Gregory W. Schafer, dated April 28, 2013.	S-1	333-202667	10.14	03/11/2015

10.14†	Research and License Agreement between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated as of May 27, 2014.	S-1	333-202667	10.18	03/11/2015

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15†	GVAX Prostate License Agreement between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated as of May 27, 2014.	S-1	333-202667	10.19	03/11/2015

10.16†	Research and License Agreement between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated as of October 13, 2014.	S-1	333-202667	10.20	03/11/2015

10.17†	Exclusive License Agreement between Aduro Biotech, Inc. and the Regents of the University of California, dated March 15, 2012.	S-1	333-202667	10.22	03/11/2015

10.18†	License Agreement between Karagen Pharmaceuticals, Inc. and Aduro Biotech, Inc., dated June 20, 2012.	S-1	333-202667	10.26	03/11/2015

10.19†	Exclusive License between Aduro Biotech, Inc. and the Regents of the University of California, dated September 25, 2014.	S-1	333-202667	10.27	03/11/2015

10.20†	Exclusive License Agreement among Aduro Biotech, Inc., Memorial Sloan Kettering Cancer Center, The Rockefeller University, Rutgers, the State University of New Jersey and University of Bonn, dated December 18, 2014.	S-1	333-202667	10.28	03/11/2015

10.21	Fourth Addendum to Office Lease, dated February 20, 2015, by and between the Company and Bancroft Way, LLC.	S-1	333-202667	10.31	03/11/2015

10.22†	Amendment No. 1 to Exclusive License between Aduro Biotech, Inc. and the Regents of the University of California, dated March 6, 2015.	S-1	333-202667	10.32	03/11/2015

10.23+	Aduro Biotech, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-202667	10.33	04/06/2015

10.24†	Collaboration and License Agreement between Aduro Biotech, Inc. and Novartis Pharmaceuticals Corporation, dated March 12, 2015; and the related letter agreement dated March 19, 2015.	S-1/A	333-202667	10.34	04/06/2015

10.25	Letter Agreement between Aduro Biotech, Inc. and Karagen Pharmaceuticals, Inc. dated June 5, 2015.	10-Q	001-37345	10.38	08/11/2015

10.26†	Office/Laboratory Lease between Seventh Street Properties VII, LLC and Aduro Biotech, Inc., dated September 11, 2015.	10-Q	001-37345	10.1	11/23/2015

10.27+	Offer of Employment between Blaine Templeman and Aduro Biotech, Inc., dated September 18, 2015.	10-Q	001-37345	10.2	11/23/2015

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.28†	Amendment to Research and License Agreements between Aduro Biotech, Inc. and Janssen Biotech, Inc., dated November 11, 2015.	10-K	001-37345	10.41	03/08/2016

10.29	Common Stock Sales Agreement between Aduro Biotech, Inc. and Cowen and Company, LLC, dated May 2, 2016.	10-Q	001-37345	10.1	05/02/2016

10.30	First Amendment to Lease, dated April 26, 2016.	10-Q	001-37345	10.2	08/03/2016

10.31	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.	8-K	001-37345	10.1	09/14/2016

10.32	Newly Appointed CMO Offer of Employment Letter between Aduro Biotech, Inc. and Natalie Sacks, M.D., dated as of August 4, 2016.	10-Q	001-37345	10.2	11/02/2016

10.33	Amended and Restated Severance Plan, dated as of December 9, 2016.	10-K	001-37345	10.44	03/01/2017

10.34†	Amendment No. 1 to Exclusive License Agreement between Aduro Biotech, Inc. and the Memorial Sloan Kettering Cancer Center, dated May 27, 2016.	10-K	001-37345	10.45	03/01/2017

10.35†	Amendment No. 2 to Exclusive License Agreement between Aduro Biotech, Inc. and the Memorial Sloan Kettering Cancer Center, dated October 10, 2016.	10-K	001-37345	10.46	03/01/2017

10.36	Common Stock Sales Agreement between Aduro Biotech, Inc. and Cowen and Company, LLC, dated August 2, 2017.	10-Q	001-37345	10.1	08/02/2017

10.41#	Research Collaboration and Exclusive License Agreement between Aduro Biotech, Inc. and Eli Lilly and Company, dated December 18, 2018.					X

10.42	Amendment No. 1 to Sales Agreement between Aduro Biotech, Inc. and Cowen and Company, LLC, dated February 27, 2019.					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

23.2	Consent of Latham & Watkins LLP (included in Exhibit 5.1)					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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

#	Confidential treatment has been requested for a portion of this exhibit.

(c) See Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California, on the 27th day of February, 2019.

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

Signature	Title	Date

/s/ Stephen T. Isaacs	Chairman, President and Chief Executive Officer (principal executive officer)	February 27, 2019
Stephen T. Isaacs

/s/ Jennifer Lew	Chief Financial Officer (principal financial and accounting officer)	February 27, 2019
Jennifer Lew

/s/ William M. Greenman	Director	February 27, 2019
William M. Greenman

/s/ Ross Haghighat	Director	February 27, 2019
Ross Haghighat

/s/ Stephanie O’Brien	Director	February 27, 2019
Stephanie Monaghan O’Brien

/s/ Stephen A. Sherwin	Director	February 27, 2019
Stephen A. Sherwin

	Director	February 27, 2019
David H. Mack