Form 10-Q
period 2019-03-31
ADURO BIOTECH, INC.
filed 2019-05-07
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ADRO	The Nasdaq Global Select Market

The number of shares of Registrant’s Common Stock outstanding as of May 3, 2019 was 80,042,727.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$113,114	$126,310
Short-term marketable securities	153,794	140,129
Accounts receivable	707	12,037
Prepaid expenses and other current assets	4,839	4,500
Total current assets	272,454	282,976
Long-term marketable securities	—	11,434
Property and equipment, net	28,169	29,157
Operating lease right-of-use assets	21,828	—
Goodwill	8,168	8,334
Intangible assets, net	24,499	25,135
Restricted cash	468	468
Total assets	$355,586	$357,504
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,573	$1,457
Accrued clinical trial and manufacturing expenses	2,742	2,542
Accrued expenses and other liabilities	8,049	10,518
Operating lease liabilities	1,539	—
Deferred revenue	16,000	16,000
Total current liabilities	29,903	30,517
Deferred rent	—	11,063
Contingent consideration	978	998
Deferred revenue	169,497	172,671
Deferred tax liabilities	5,948	6,104
Operating lease liabilities	33,030	—
Other long-term liabilities	841	840
Total liabilities	240,197	222,193
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; and no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; and 79,852,045 and 79,571,714 shares issued and outstanding at March 31, 2019 and December 31, 2018	8	8
Additional paid-in capital	542,849	538,895
Accumulated other comprehensive income	491	940
Accumulated deficit	(427,959)	(404,532)
Total stockholders’ equity	115,389	135,311
Total liabilities and stockholders’ equity	$355,586	$357,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Collaboration and license revenue	$3,938	$6,627
Total revenue	3,938	6,627
Operating expenses:
Research and development	19,530	20,128
General and administrative	9,182	9,045
Amortization of intangible assets	140	152
Total operating expenses	28,852	29,325
Loss from operations	(24,914)	(22,698)
Interest income	1,471	1,199
Other loss	(19)	(16)
Loss before income tax	(23,462)	(21,515)
Income tax benefit	35	21
Net loss	$(23,427)	$(21,494)
Net loss per common share, basic and diluted	$(0.29)	$(0.28)
Shares used in computing net loss per common share, basic and diluted	79,673,294	77,906,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(23,427)	$(21,494)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	184	(149)
Foreign currency translation adjustments	(633)	877
Comprehensive loss	$(23,876)	$(20,766)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	79,571,714	$8	$538,895	$940	$(404,532)	$135,311
Issuance of common stock upon exercise of stock options	254,481	—	251	—	—	251
Release of restricted stock units	25,850	—	—	—	—	—
Stock-based compensation	—	—	3,703	—	—	3,703
Other comprehensive loss	—	—	—	(449)	—	(449)
Net loss	—	—	—	—	(23,427)	(23,427)
Balance at March 31, 2019	79,852,045	$8	$542,849	$491	$(427,959)	$115,389

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	77,736,201	8	519,435	1,893	(283,863)	237,473
Issuance of common stock upon exercise of stock options	712,973	—	638	—	—	638
Issuance of common stock upon exercise of warrants	3,317	—	—	—	—	—
Release of restricted stock units	26,175	—		—	—	—
Stock-based compensation	—	—	4,924	—	—	4,924
Other comprehensive loss	—	—	—	728	—	728
Cumulative effect of changes in accounting principles related to revenue recognition	—	—	—	—	(25,310)	(25,310)
Net loss	—	—	—	—	(21,494)	(21,494)
Balance at March 31, 2018	78,478,666	8	524,997	2,621	(330,667)	196,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(23,427)	$(21,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,088	1,078
Amortization of intangible assets	140	152
Non-cash lease expense	219	—
Accretion of discounts and amortization of premiums on marketable securities	(353)	(213)
Stock-based compensation	3,703	4,924
Loss from remeasurement of fair value of contingent consideration	—	365
Loss on disposal of property and equipment	—	4
Deferred income tax	(35)	(21)
Changes in operating assets and liabilities:
Accounts receivable	11,330	288
Prepaid expenses and other assets	(368)	265
Accounts payable	202	679
Deferred revenue	(3,174)	(3,644)
Accrued clinical trial and manufacturing expenses	216	(2,075)
Accrued expenses and other liabilities	(1,556)	(909)
Operating lease liabilities	806	—
Net cash used in operating activities	(11,209)	(20,601)
Cash Flows from Investing Activities
Purchase of marketable securities	(77,790)	(121,152)
Proceeds from maturities of marketable securities	76,103	85,749
Purchase of property and equipment	(424)	(2,119)
Net cash used in investing activities	(2,111)	(37,522)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and warrants	251	617
Net cash provided by financing activities	251	617
Effect of exchange rate changes	(127)	171
Net decrease in cash, cash equivalents and restricted cash	(13,196)	(57,335)
Cash, cash equivalents and restricted cash at beginning of period	126,778	158,082
Cash, cash equivalents and restricted cash at end of period	$113,582	$100,747
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$41	$781
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$113,114	$100,279
Restricted cash	468	468
Total cash, cash equivalents and restricted cash	$113,582	$100,747

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

The Company believes its primary technologies related to the Stimulator of Interferon Genes (STING) and A Proliferation Inducing Ligand (APRIL) pathways have led to a strong pipeline of clinical candidates that are being investigated in cancer, autoimmune and inflammatory diseases. The Company’s product candidates are designed to stimulate and/or regulate innate and adaptive immune responses, particularly in combination with other novel immunotherapies. The Company is collaborating with a number of leading global pharmaceutical companies to help expand and drive its product pipeline. The Company’s strategy is to rapidly advance best-in-class therapies from its STING and APRIL technologies through clinical development and regulatory approval.

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.

The condensed consolidated financial statements include the accounts of Aduro Biotech, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, contingent consideration, income taxes, right-of-use asset, lease obligation, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Leases

On January 1, 2019, the Company adopted the new standard on leases, Accounting Standard Codification 842, which establishes a comprehensive new lease accounting model. The following steps were taken to be consistent with the guidance in accounting for leases under the new standard. The Company determines if an arrangement is a lease at inception. The Company elected the practical expedient to adopt the policy to not separate lease and non-lease components. Operating leases are included in operating lease right-of-use assets, ROU, and operating lease liabilities on the Company’s consolidated balance sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options to extend or terminate the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Stock-Based Compensation

On January 1, 2019, the Company adopted Accounting Standard Update 2018-07, simplifying its accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company measured its stock-based awards made to non-employees based on the estimated fair values of the awards as of the adoption date of January 1, 2019 using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the remaining requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures and revised, if necessary, in subsequent periods if actual forfeitures differ from the original estimates.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company has evaluated the impact of this guidance and has concluded that adoption of the standard will not have a material impact on its condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASC 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding ROU asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard on January 1, 2019 using the prospective transition method.

The Company identified all leases and reviewed the leases to determine the impact of ASC 842 on its condensed consolidated financial statements. The Company has elected to apply all of the practical expedients as a package, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also elected the practical expedient to not separate lease and non-lease components for its real estate leases. Based on the Company’s assessment, the Company concluded that the adoption of the new standard resulted in the recording of a $22.1 million ROU asset and a $33.8 million lease liability and a derecognition of $11.7 million of deferred rent on the consolidated balance sheet on January 1, 2019. The Company’s adoption of ASU 2016-02, as amended, did not have a material impact on its condensed consolidated statements of operations or condensed consolidated statements of cash flows.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The standard update allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the Tax Act. Consequently, the ASU 2018-02 eliminates the stranded tax effects resulting from the Tax Act. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The new standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company adopted the new standard on January 1, 2019 and due to the full valuation allowance, the Company concluded that there is no impact on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 – Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Shared-Based Payment Accounting. The standard update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The new standard simplifies several aspects of Topic 718 by expanding the scope of the following areas to account for non-employee shared-based payment transactions: (1) overall measurement objective, (2) measurement date, (3) awards with performance conditions, and (4) classification reassessment of certain equity-classified awards. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted the new standard on January 1, 2019. As a result, existing non-employee awards were measured as of the adoption date and the related expense will be recognized over the remaining requisite service period using the straight-line method. New awards made to non-employees will be measured at the grant date.

In November 2018, the FASB issued ASU No. 2018-18 – Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The standard update requires transactions in collaborative arrangements to be accounted for under Topic 606, if the counterparty is a customer for a good or service that is a distinct unit of account. The standard update also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period, for periods for which financial statements have not yet been issued. The Company adopted the new standard in December 2018. As a result, the Company will account for collaboration agreements with counterparties that are considered to be a customer in the arrangement within the scope of Topic 606.

In March 2019, the FASB issued ASU No. 2019-01 – Leases (Topic 842): Codification Improvements. The standard clarifies the codification more generally and/or corrects unintended application of the guidance. The amendments in this standard include the following items: (Issue 1) Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, (Issue 2) Presentation on the statement of cash flows—sales-type and direct financing leases and (Issue 3) Transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The amendments in this standard clarify the FASB’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The new standard is effective on the adoption date of ASU 2016-02. The Company adopted the standard on January 1, 2019 and concluded that adoption of the standard did not have a material impact on its condensed consolidated financial statements.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$30,305	$—	$—	$30,305
U.S. government and agency securities	—	56,228	—	56,228
Corporate debt securities	—	66,667	—	66,667
Commercial paper	—	90,369	—	90,369
Total	$30,305	$213,264	$—	$243,569
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$978	$978
Total	$—	$—	$978	$978

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$22,082	$—	$—	$22,082
U.S. government and agency securities	—	59,001	—	59,001
Corporate debt securities	—	70,964	—	70,964
Commercial paper	—	89,702	—	89,702
Total	$22,082	$219,667	$—	$241,749
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$998	$998
Total	$—	$—	$998	$998

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019 and 2018, there were no transfers between the fair value measurement category levels.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2018	$998
Foreign currency impact on contingent consideration	(20)
Balance at March 31, 2019	$978

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$23,339	$—	$—	$23,339
Money market funds	30,305	—	—	30,305
Commercial paper	55,790	—	(10)	55,780
U.S. government and agency securities	2,493	—	—	2,493
Corporate debt securities	1,197	—	—	1,197
Total cash and cash equivalents	$113,124	$—	$(10)	$113,114
Marketable securities:
U.S. government and agency securities	$53,735	$48	$(48)	$53,735
Corporate debt securities	65,450	26	(6)	65,470
Commercial paper	34,590	3	(4)	34,589
Total marketable securities	$153,775	$77	$(58)	$153,794

	December 31, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$36,124	$—	$—	$36,124
Money market funds	22,082	—	—	22,082
Commercial paper	62,413	—	—	62,413
Corporate debt securities	5,694	—	(3)	5,691
Total cash and cash equivalents	$126,313	$—	$(3)	$126,310
Marketable securities:
U.S. government and agency securities	$59,127	$16	$(142)	$59,001
Corporate debt securities	65,319	3	(49)	65,273
Commercial paper	27,289	—	—	27,289
Total marketable securities	$151,735	$19	$(191)	$151,563

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of March 31, 2019 (in thousands):

	Amortized cost	Estimated Fair Value
Mature in one year or less	$153,775	$153,794
Mature after one year through two years	—	—
Total available-for-sale marketable securities	$153,775	$153,794

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Leasehold improvements	$26,957	$26,961
Lab equipment	8,317	8,281
Computer and office equipment	2,311	2,292
Furniture	1,581	1,560
Construction in progress	1,480	1,458
Total property and equipment	40,646	40,552
Less: accumulated depreciation	(12,477)	(11,395)
Property and equipment, net	$28,169	$29,157

Depreciation expense was $1.1 million in each of the three months ended March 31, 2019 and 2018, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Compensation and related benefits	$2,956	$4,619
Professional and consulting services	2,268	2,185
Accrued research expense	2,078	1,859
Deferred rent	—	653
Accrued property and equipment	41	101
Other	706	1,101
Total accrued expenses and other liabilities	$8,049	$10,518

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2018	$8,334
Foreign currency translation adjustment	(166)
Balance at March 31, 2019	$8,168

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,094	$1,895	$9,199
Total intangible assets with finite lives	11,094	1,895	9,199
Acquired IPR&D assets	15,300	—	15,300
Total intangible assets	$26,394	$1,895	$24,499

	December 31, 2018
	Gross Carrying Amount	Impairment	(1)	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,318	$—		$1,792	$9,526
Total intangible assets with finite lives	11,318	—		1,792	9,526
Acquired IPR&D assets	19,626	4,017		—	15,609
Total intangible assets	$30,944	$4,017		$1,792	$25,135
(1)	The amount includes effects of foreign currency exchange rates.

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over a period of 20 years and the amortization expense is recorded in operating expenses. In the fourth quarter of 2018, the Company recorded an impairment charge of $4.0 million driven by the Company’s decision to discontinue one of its acquired early research programs resulting in impairment of the acquired IPR&D asset.

Amortization expense was $140,000 and $152,000 for the three months ended March 31, 2019 and 2018, respectively. Based on finite-lived intangible assets recorded as of March 31, 2019, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2019 (remaining nine months)	$416
2020	555
2021	555
2022	555
2023	555
2024	555

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

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date in March 2015 and ends upon receipt of regulatory approval, estimated to occur in 2028. The Company’s performance period commenced in May 2015. The transaction price consists of the $200.0 million upfront fee, a $35.0 million milestone payment received in the second quarter of 2016 upon commencement of a Phase 1 study, and $1.6 million in reimbursement of research and development costs through March 31, 2019. The Company determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of Phase 1 studies. Therefore, these payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Novartis and have been excluded from the transaction price. The transaction price of $236.6 million is allocated to one combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three months ended March 31, 2019 and 2018, the Company recognized revenue from its collaboration with Novartis totaling $2.5 million and $3.6 million, respectively. The remaining balance of the transaction price of $174.1 million is included in deferred revenue at March 31, 2019.

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

For revenue recognition purposes, the Company determined that the Company’s performance period commenced in January 2019 and ends upon completion of the research term, estimated to occur in 2021. The transaction price consists of the $12.0 million upfront fee and variable consideration related to reimbursement of research and development costs. The Company determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of research activities and advancement through clinical studies. Therefore, these potential milestone payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Lilly and have been excluded from the transaction price. The transaction price is allocated to one combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company concluded that it will utilize a cost-based input method to measure its progress toward completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Lilly. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue will be recognized based on the level of costs incurred relative to the total budgeted costs for the performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company's performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company's performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

The Company recognized $1.4 million in revenue and recorded $11.4 million in deferred revenue at March 31, 2019.

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

7. Commitments and Contingencies

Leases

The Company leases one facility in Berkeley, California under an operating lease that has a remaining lease term of eleven years. The Company also leases one facility in Oss, the Netherlands under an operating lease that expires in December 2020. Both leases contain an option to extend for an additional term, however, the Company is not reasonably certain to exercise the option for either lease.

The Company is subleasing approximately 30,885 square feet in its Berkeley facility under subleases that expire on or prior to December 31, 2020. Sublease income was $0.4 million for the three months ended March 31, 2019.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Berkeley lease in the amount of $0.5 million. The letter of credit is collateralized by a certificate of deposit for $0.5 million which has been included in restricted cash in the consolidated balance sheet as of March 31, 2019.

Future minimum payments under the leases at December 31, 2018 prior to the adoption of the new lease standard, ASC 842, were as follows (in thousands):

Year Ending December 31,	Amounts
2019	$5,519
2020	5,669
2021	5,332
2022	5,460
2023	5,570
Thereafter	35,836
Total future minimum lease payments	$63,386

As of January 1, 2019, the Company recognized ROU assets and lease liabilities for its operating leases. Aside from the operating leases, there were no other leases, including finance leases, recognized as of January 1, 2019.

The maturity of the Company’s operating lease liabilities as of March 31, 2019 is as follows:

Undiscounted Lease Payments	Amounts
2019 (remaining nine months)	$4,153
2020	5,659
2021	5,332
2022	5,460
2023	5,570
Thereafter	35,836
Total undiscounted lease payments	62,010
Present value adjustment	27,441
Total net lease liability	$34,569

Net lease liability - ST	$1,539
Net lease liability - LT	33,030
Total net lease liability	$34,569

Straight-line rent expense recognized for operating leases was $1.2 million and $1.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Variable lease payments recognized as rent expense for operating leases were $0.3 million for the three months ended March 31, 2019, including non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the condensed consolidated statement of cash flows related to operating leases:

March 31, 2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$1,356

The following summarizes additional information related to operating leases:

March 31, 2019
Weighted-average remaining lease terms (in years)
Operating leases	10.55
Weighted-average discount rate
Operating leases	12%

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

8. Common Stock

The Company had reserved shares of common stock for future issuance as follows:

March 31,
2019
Options issued and outstanding	11,790,706
Shares available for future stock option grants	7,591,207
Restricted stock units	1,361,902
Common stock warrants	61,861
Total	20,805,676

At-the-Market Sales Agreement

In August 2017, the Company entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million through Cowen, as the Company’s sales agent. The Company will pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the year ended December 31, 2018 or the three months ended March 31, 2019. As of March 31, 2019, the Company had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of its shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2019, the shares issuable under the 2015 Plan increased by 3,182,868. The Company had 7,591,207 shares available for future grant under the 2015 Plan as of March 31, 2019.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At March 31, 2019, 3,187,042 options under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2019:

	Options Outstanding
	Shares Available for Grant	Number of Shares Underlying Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Balance—December 31, 2018	7,255,050	8,986,010	$7.54	$5,458
Authorized	3,182,868	—
RSUs canceled	212,466	—
Granted	(3,861,900)	3,861,900	3.93
Exercised	—	(254,481)	0.99
Canceled	802,723	(802,723)	10.33
Balance—March 31, 2019	7,591,207	11,790,706	$6.31	$9,675
Options exercisable—March 31, 2019		5,676,204	$7.19	$9,295
Options vested and expected to vest—March 31, 2019		11,685,590	$6.30	$9,671

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2019 was $0.7 million.

As of March 31, 2019, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $21.1 million, which the Company expects to recognize over an estimated weighted-average period of 3.2 years.

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

The following table summarizes RSU activity for the three months ended March 31, 2019:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2018	1,600,218	$8.81
Granted	—	—
Vested	(25,850)	11.15
Canceled/forfeited	(212,466)	8.43
Balance—March 31, 2019	1,361,902	$8.83

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of March 31, 2019, there was $9.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs which is expected to be recognized over a weighted-average period of 2.9 years.

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP equal to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. There was no annual increase of shares issuable under the 2015 ESPP on January 1, 2019. The Company had 1,681,668 shares available for future issuance under the 2015 ESPP as of March 31, 2019.

As of March 31, 2019, the total unrecognized compensation expense related to the 2015 ESPP was $26,000, which the Company expects to recognize over an estimated weighted-average period of 0.1 years.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the 2015 ESPP:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	0.5	0.5
Volatility	62.5%	49.3%
Risk-free interest rate	2.37%	1.39%
Dividend yield	—%	—%

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$2,033	$2,745
General and administrative	1,670	2,179
Total stock-based compensation expense	$3,703	$4,924

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2019	2018
Expected term (in years)	5.88 - 6.06	6.02 - 6.04
Volatility	70.7 - 70.9%	71.6 - 71.7%
Risk-free interest rate	2.47 - 2.60%	2.38 - 2.68%
Dividend yield	—%	—%

For the three months ended March 31, 2019 and 2018, the Company recognized $3.7 million and $4.9 million, respectively, of stock-based compensation related to options granted to employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder.

The Company uses the fair value method to value options granted to nonemployees. For the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation of $25,000 and $63,000, respectively, related to options granted to nonemployees. Beginning on January 1, 2019, the Company adopted ASU 2018-07 and measured its stock-based awards made to non-employees based on the estimated fair values of the awards as of the adoption date of January 1, 2019 using the Black-Scholes option-pricing model and recognized expense over the remaining requisite service period using the straight-line method. As a result, the stock-based compensation amount recognized for the three months ended March 31, 2019 reflects the adoption of ASU 2018-07 as of January 1, 2019 while the stock-based compensation amount recognized for the three months ended March 31, 2018 reflects the amount prior to the recently adopted standard.

The fair value of stock option awards granted to nonemployees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2019	2018
Expected term (in years)	6.01 - 9.49	6.42 - 9.84
Volatility	70.7 - 70.8%	71.6 - 71.7%
Risk-free interest rate	2.50 - 2.61%	2.60 - 2.84%
Dividend yield	—%	—%

10. Income Taxes

Income tax benefit for the three months ended March 31, 2019 and 2018 was approximately $35,000 and $21,000, respectively. The income tax benefit recorded for the three months ended on March 31, 2019 and March 31, 2018 were both primarily related to the foreign deferred tax benefit from the amortization of intangibles. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files income tax returns in the United States and Netherlands. The federal income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

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

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	11,790,706	10,207,557
Restricted stock units	1,361,902	1,181,323
Common stock warrants	61,861	63,661
Total	13,214,469	11,452,541

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Overview

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that are designed to harness the body's natural immune system for the treatment of patients with challenging diseases. Our primary technologies, which relate to the Stimulator of Interferon Genes (STING) and A Proliferation Inducing Ligand (APRIL) pathways, are designed to harness the body's natural immune system, and have led to what we believe is a strong pipeline of clinical candidates that are being investigated in cancer indications as well as autoimmune and inflammatory diseases. Our product candidates are designed to stimulate and/or regulate innate and adaptive immune responses, particularly in combination with other novel immunotherapies.

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

APRIL is a soluble factor that binds to BCMA and TACI receptors thereby inducing signaling. We are developing BION-1301, a first-in-class monoclonal antibody that fully blocks APRIL binding to both the BCMA and TACI receptors. BION-1301 is being evaluated in a Phase 1 clinical trial for the treatment of IgA nephropathy (IgAN), a progressive kidney disease with unclear causality. Given there currently are no approved therapies for IgAN with curative intent, we believe there is opportunity for BION-1301 to address a significant unmet patient need. We intend to direct our resources and investment for BION-1301 toward the IgAN indication, and have begun dosing healthy volunteers in this first-in-human study. BION-1301 has also been evaluated for its safety and tolerability in patients with relapsed or refractory multiple myeloma (MM) whose disease has progressed after at least three prior therapies. We have completed the dose escalation portion of the MM study and plan to present Phase 1 data at the upcoming 2019 ASCO Annual Meeting. Based on the current competitive landscape for MM therapies and our data generated to date, we do not intend to pursue development in MM on our own, and instead will work closely with investigators and thought leaders to assess the ongoing potential of BION-1301 in the MM patient setting.

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

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of common stock, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $23.4 million and $21.5 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, our cash, cash equivalents and marketable securities totaled $266.9 million and our accumulated deficit was $428.0 million. We have intellectual property protection on our STING and APRIL technologies and each of our product candidates, some of which we believe can be maintained into 2039.

In January 2019, we announced a strategic reset to focus primarily on the discovery and development of novel product candidates in the STING and APRIL pathways. As a result of the strategic reset, we reduced our workforce by approximately 37% and recorded a one-time charge of approximately $2.5 million in our operating expenses for the three months ended March 31, 2019. The reduction in ongoing operating expenses is expected to extend our cash, cash equivalents and marketable securities into 2022, exclusive of potential future milestone payments from our partnerships with Novartis, Lilly and Merck.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$3,938	$6,627	$(2,689)
Total revenue	3,938	6,627	(2,689)
Operating expenses:
Research and development	19,530	20,128	(598)
General and administrative	9,182	9,045	137
Amortization of intangible assets	140	152	(12)
Total operating expenses	28,852	29,325	(473)
Loss from operations	(24,914)	(22,698)	(2,216)
Interest income	1,471	1,199	272
Other loss	(19)	(16)	(3)
Loss before income tax	(23,462)	(21,515)	(1,947)
Income tax benefit	35	21	14
Net loss	$(23,427)	$(21,494)	$(1,933)

Revenue

Total revenue was $3.9 million for the three months ended March 31, 2019, a decrease of $2.7 million compared to the three months ended March 31, 2018. The decrease in revenue was primarily due to a $3.0 million milestone payment received from Merck for initiation of the Phase 1 trial for the anti-CD27 antibody, which we recognized in its entirety in the first quarter of 2018, as there are no remaining performance obligations under this agreement. The decrease was partially offset by $1.4 million in revenue recognized under our Lilly agreement in the three months ended March 31, 2019.

Research and Development Expenses

The following table summarizes our research and development costs by program incurred during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
STING	$2,853	$1,742	$1,111
APRIL	5,492	2,274	3,218
cGAS-STING	1,056	991	65
Other R&D	6,496	10,238	(3,742)
Subtotal	15,897	15,245	652
Stock-based compensation	2,033	2,745	(712)
Facility costs and depreciation	1,600	2,138	(538)
Total research and development	$19,530	$20,128	$(598)

Research and development expenses allocated to our programs were $15.9 million for the three months ended March 31, 2019, an increase of $0.6 million compared to the three months ended March 31, 2018. The increase was primarily due to focused spending towards our APRIL and STING programs partially offset by lower expenses related to the wind down of CRS-207 and personalized neoantigen-based immunotherapy development activities.

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Clinical trial and research expenses	$8,013	$6,529	$1,484
Compensation and personnel costs	6,131	6,000	131
Stock-based compensation expense	2,033	2,745	(712)
Facility costs	1,600	2,138	(538)
Professional services	1,259	1,459	(200)
Other	494	1,257	(763)
Total research and development	$19,530	$20,128	$(598)

Research and development expenses were $19.5 million for the three months ended March 31, 2019, a decrease of $0.6 million compared to the three months ended March 31, 2018. The decrease was due to lower stock-based compensation expense related to employee departures, lower lab expenses and reduced facility costs as a result of rental income from subtenants. This overall decrease in research and development expenses was partially offset by higher clinical trial and manufacturing expenses for BION-1301. In addition, compensation costs included $1.7 million in one-time charges resulting from the Company’s reduction in force in the first quarter of 2019.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Compensation and related personnel costs	$3,119	$2,845	$274
Professional services	2,725	2,316	409
Stock-based compensation expense	1,670	2,179	(509)
Facility costs	896	1,064	(168)
Other	772	641	131
Total general and administrative	$9,182	$9,045	$137

General and administrative expenses were $9.2 million for the three months ended March 31, 2019, an increase of $0.1 million compared to the three months ended March 31, 2018. The increase was due to higher professional services and consulting costs. In addition, compensation costs included $0.8 million in one-time charges resulting from the Company’s reduction in force in the first quarter of 2019. This overall increase in general and administrative expenses was partially offset by lower stock-based compensation expense and reduced facility costs due to rental income from subtenants.

Interest Income

Interest income was $1.5 million for the three months ended March 31, 2019, an increase of $0.3 million compared to the three months ended March 31, 2018. The increase for the three months ended March 31, 2019 is primarily due to favorable interest rates.

Income tax benefit

Income tax benefit was $35,000 for the three months ended March 31, 2019, an increase of $14,000 compared to the three months ended March 31, 2018.

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock and proceeds from our collaboration and license agreements. At March 31, 2019, we had cash, cash equivalents and marketable securities of $266.9 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2022. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

In August 2017, we entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, acting as sales agent. We agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the three months ended March 31, 2019. As of March 31, 2019, we had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,209)	$(20,601)
Investing activities	(2,111)	(37,522)
Financing activities	251	617
Effect of exchange rate changes	(127)	171
Net change in cash, cash equivalents, and restricted cash	$(13,196)	$(57,335)

Operating Activities

Net cash used in operating activities was $11.2 million for the three months ended March 31, 2019, compared to $20.6 million for the three months ended March 31, 2018. Net cash used in operating activities was lower primarily due to receipt of a $12 million upfront payment from our Lilly agreement.

Investing Activities

Net cash used in investing activities was $2.1 million for the three months ended March 31, 2019, compared to net cash used in investing activities of $37.5 million for the three months ended March 31, 2018. The change was primarily due to timing of higher level of purchases of marketable securities in 2018 as compared to 2019.

Financing Activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2019, compared to $0.6 million provided by financing activities for the three months ended March 31, 2018.

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

We have entered into lease agreements for our corporate office and laboratory facilities. Effective January 1, 2019, we adopted ASC Topic 842, Leases, or ASC Topic 842, using the optional transition method and applied the standard to leases that existed at that date. Under the optional transition method, we do not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2019 in accordance with ASC Topic 840. We have elected the package of practical expedients allowed under ASC Topic 842, which permits us to account for our existing operating leases as operating leases under the new guidance, without reassessing our prior conclusions about lease identification, lease classification and initial direct costs. As a result of the adoption of the new lease accounting guidance on January 1, 2019, we recognized operating lease ROU assets of approximately $22.1 million and operating lease liabilities of approximately $33.8 million.

We determine the initial classification and measurement of our operating lease ROU assets and operating lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that we are reasonably certain to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our incremental borrowing rate. The incremental borrowing rate is determined by using a portfolio approach based on the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive income (loss).

For all leases, rent payments that are based on a fixed index or rate at the lease commencement date are included in the measurement of operating lease ROU assets and operating lease liabilities at the lease commencement date.

We have elected the practical expedient to not separate lease and non-lease components. Our non-lease components are primarily related to property maintenance, which varies based on future outcomes, and thus is recognized in rent expense when incurred.

There have been no other material changes in our critical accounting policies during the three months ended March 31, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2019:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$4,153	$10,991	$11,030	$35,836	$62,010
Total contractual obligations	$4,153	$10,991	$11,030	$35,836	$62,010

Recently Adopted Pronouncements

On January 1, 2019, we adopted Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842). The adoption of this standard had a material impact on our condensed consolidated financial statements. Refer to Note 2 – Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for further discussion.

On January 1, 2019, we adopted ASU No. 2018-07, Compensation-Stock Compensation (Topic 718). The adoption of this standard had a material impact on our condensed consolidated financial statements. Refer to Note 2 – Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for further discussion.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of common stock, and licensing agreements with pharmaceutical partners. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We incurred a net loss of $23.4 million and $21.5 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, we had an accumulated deficit of $428.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At March 31, 2019, our cash and cash equivalents and marketable securities were $266.9 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and costs associated with, obtaining regulatory approvals for our product candidates if clinical trials are successful;

•	the cost of commercialization activities for our product candidates, if any of our product candidates is approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization and product launch;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any;
•	competing therapies and combinations; and
•	other market developments.

We do not have any committed external source of funds or other support for our development efforts other than our license agreements, including our collaboration and license agreement with Novartis, which may be terminated by Novartis upon 180 days’ notice, our license agreement with Merck, which may be terminated by Merck upon 120 days’ notice, and our collaboration and license agreement with Lilly, which may be terminated following a specified notice period. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms.

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

On January 30, 2019, we announced a strategic reset to focus on Aduro’s core strengths – discovery and development of novel product candidates in the Stimulator of Interferon Genes (STING) and A Proliferation Inducing Ligand (APRIL) pathways. The success of this strategic reset will depend on our ability to successfully redirect resources to development of STING and APRIL product candidates, retain senior management and other highly qualified personnel and generate multiple clinical data readouts over the next several years. Also on January 30, 2019, as a result of our strategic reset, we announced that we reduced our current workforce by approximately 37%. Our workforce after these actions may not be sufficient to fully execute our strategy, and we may not be able to effectively attract or retain senior management or other qualified employees needed to implement this strategy. If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.

Risks Related to the Development and Commercialization of Our Current and Future Product Candidates

Our product candidates are based on novel technologies, and the development and regulatory approval pathway for such product candidates is unproven and may never lead to marketable products.

We do not have any products that have gained regulatory approval. Our immunotherapy product candidates are designed to stimulate and/or regulate innate and adaptive immune responses as potential treatments for cancer, autoimmune and inflammatory diseases. Any products we develop may not effectively modulate the immune response. The scientific evidence to support the feasibility of immunotherapy product candidates is preliminary and limited. Our business and future success depend on our ability to obtain regulatory approval of, and then successfully commercialize, our product candidates. Advancing these novel therapies creates significant challenges for us, including, among others:

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

A key element of our strategy is to use and expand our technologies to build a pipeline of product candidates, combine our product candidates with existing and novel therapies, and progress these product candidates and combinations through clinical development for the treatment of various diseases. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various indications, we may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenues in future periods. See also the risk factor titled, “Our corporate strategy and reset may not be successful.”

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

Additionally, because our product candidates are based on new technologies and costs to treat potential side effects that may result from our product candidates may be significant, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that we will not face similar setbacks. Most product candidates that commence clinical trials are never approved as commercial products.

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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used treatment methods, in some cases potential patients and their doctors may be inclined to use conventional therapies rather than enroll patients in any future clinical trial.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

The market opportunities for our product candidates may be small or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed.

Our projections of the number of people who have the indications that we are targeting and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these indications. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications. If the market opportunities for our product candidates are smaller than we estimate, our business, financial condition and results of operations may be materially and adversely affected.

Additionally, cancer therapies are sometimes characterized as first line, second line or third line, and the FDA often approves new therapies initially only for third line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Initially our oncology product candidates may only be approved as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

Many major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions continue to invest time and resources in developing novel approaches to immunotherapies. Promising results have spurred significant competition from major pharmaceutical and biotechnology companies alike. Our competitors in the field of diversified immunotherapy include: AstraZeneca PLC, Amgen Inc., Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly and Company, GlaxoSmithKline plc, Incyte Corporation, Janssen Pharmaceuticals, Merck & Co., Novartis AG, Pfizer Inc., Roche Holding AG and Sanofi SA. Our competitors in the STING pathway activator technology include Merck & Co., Inc., Synlogic, Inc. and Spring Bank Pharmaceuticals; for anti-APRIL includes Otsuka Pharmaceutical Co., Ltd. (following its acquisition of Visterra, Inc.); and for the cGAS-STING pathway inhibitor program includes IFM Due, a subsidiary of IFM Therapeutics, LLC. While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, among others. Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing, market access and manufacturing organizations and well-established sales forces.

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

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals and others in the medical community.

The use of STING or APRIL product candidates as potential immunotherapy treatments, even if approved, may not become broadly accepted by physicians, patients, hospitals and others in the medical community. Additional factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;
•	physicians, hospitals and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	side effects or results reported for competing products or product candidates that are perceived to have similarities to ours;
•	product labeling or product insert requirements of the FDA or other regulatory authorities, including limitations or warnings;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
•	adverse publicity or ethical or social controversies related to the use of our technologies or similar technologies;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

If our product candidates are approved but fail to achieve or maintain market acceptance among physicians, patients, hospitals or others in the medical community, we will not be able to generate significant revenue.

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

We will not be permitted to market any of our product candidates in the United States until approval from the FDA is received. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not previously submitted a biologics license application, or BLA, or a new drug application, or NDA, to the FDA, or similar marketing applications filings to comparable foreign authorities. A BLA or NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency, or safety and effectiveness for each desired indication. The BLA or NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of immunotherapies for cancer. We also intend to obtain regulatory approval of future oncology product candidates regardless of cancer type or origin, which the FDA may have difficulty accepting if our clinical trials only involve cancers of certain origins. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

Successful sales of our product candidates, if approved, depend, in part, on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new treatment we cannot accurately estimate the potential revenue from our product candidates.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, nonemployee directors and consultants. Future grants of restricted stock units, options and other equity awards and issuances of common stock under our equity incentive plans will result in dilution and may have an adverse effect on the market price of our common stock.

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

Aduro Biotech, Inc.
Date: May 7, 2019	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: May 7, 2019	By:	/s/ Jennifer Lew
Jennifer Lew
Chief Financial Officer
(Principal Financial Officer)