Form 10-Q
period 2019-06-30
ADURO BIOTECH, INC.
filed 2019-08-01
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of July 29, 2019 was 80,140,274.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$79,561	$126,310
Short-term marketable securities	172,072	140,129
Accounts receivable	1,363	12,037
Prepaid expenses and other current assets	3,779	4,500
Total current assets	256,775	282,976
Long-term marketable securities	—	11,434
Property and equipment, net	26,177	29,157
Operating lease right-of-use assets	21,609	—
Goodwill	8,277	8,334
Intangible assets, net	24,684	25,135
Restricted cash	468	468
Total assets	$337,990	$357,504
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,000	$1,457
Accrued clinical trial and manufacturing expenses	3,894	2,542
Accrued expenses and other liabilities	7,881	10,518
Operating lease liabilities	1,630	—
Deferred revenue	16,000	16,000
Total current liabilities	30,405	30,517
Deferred rent	—	11,063
Contingent consideration	1,015	998
Deferred revenue	165,908	172,671
Deferred tax liabilities	5,992	6,104
Operating lease liabilities	32,599	—
Other long-term liabilities	1,021	840
Total liabilities	236,940	222,193
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 80,130,274 and 79,571,714 shares issued and outstanding at June 30, 2019 and December 31, 2018	8	8
Additional paid-in capital	546,537	538,895
Accumulated other comprehensive income	1,042	940
Accumulated deficit	(446,537)	(404,532)
Total stockholders’ equity	101,050	135,311
Total liabilities and stockholders’ equity	$337,990	$357,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Collaboration and license revenue	$4,888	$2,639	$8,826	$9,266
Total revenue	4,888	2,639	8,826	9,266
Operating expenses:
Research and development	16,876	19,420	36,406	39,547
General and administrative	7,980	8,827	17,162	17,872
Amortization of intangible assets	139	147	279	299
Total operating expenses	24,995	28,394	53,847	57,718
Loss from operations	(20,107)	(25,755)	(45,021)	(48,452)
Interest income	1,497	1,340	2,968	2,539
Other loss, net	(3)	(20)	(22)	(36)
Loss before income tax	(18,613)	(24,435)	(42,075)	(45,949)
Income tax benefit	35	38	70	59
Net loss	$(18,578)	$(24,397)	$(42,005)	$(45,890)
Net loss per common share, basic and diluted	$(0.23)	$(0.31)	$(0.53)	$(0.59)
Shares used in computing net loss per common share, basic and diluted	80,032,022	78,817,840	79,847,960	78,364,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(18,578)	$(24,397)	$(42,005)	$(45,890)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	147	53	331	(96)
Foreign currency translation adjustments	404	(1,495)	(229)	(618)
Comprehensive loss	$(18,027)	$(25,839)	$(41,903)	$(46,604)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	79,571,714	$8	$538,895	$940	$(404,532)	$135,311
Issuance of common stock upon exercise of stock options	254,481	—	251	—	—	251
Release of restricted stock units	25,850	—	—	—	—	—
Stock-based compensation	—	—	3,703	—	—	3,703
Other comprehensive loss	—	—	—	(449)	—	(449)
Net loss	—	—	—	—	(23,427)	(23,427)
Balance at March 31, 2019	79,852,045	8	542,849	491	(427,959)	115,389
Issuance of common stock upon exercise of stock options	173,925	—	188	—	—	188
Issuance of common stock under Employee Stock Purchase Plan	58,748	—	164	—	—	164
Release of restricted stock units	45,556	—	—	—	—	—
Stock-based compensation	—	—	3,336	—	—	3,336
Other comprehensive income	—	—	—	551	—	551
Net loss	—	—	—	—	(18,578)	(18,578)
Balance at June 30, 2019	80,130,274	$8	$546,537	$1,042	$(446,537)	$101,050

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	77,736,201	8	519,435	1,893	(283,863)	237,473
Issuance of common stock upon exercise of stock options	712,973	—	638	—	—	638
Issuance of common stock upon exercise of warrants	3,317	—	—	—	—	—
Release of restricted stock units	26,175	—	—	—	—	—
Stock-based compensation	—	—	4,924	—	—	4,924
Other comprehensive loss	—	—	—	728	—	728
Cumulative effect of changes in accounting principles related to revenue recognition	—	—	—	—	(25,312)	(25,312)
Other	—	—	—	—	2	2
Net loss	—	—	—	—	(21,494)	(21,494)
Balance at March 31, 2018	78,478,666	8	524,997	2,621	(330,667)	196,959
Issuance of common stock upon exercise of stock options	528,320	—	622	—	—	622
Issuance of common stock under Employee Stock Purchase Plan	52,778	—	366	—	—	366
Stock-based compensation	—	—	4,327	—	—	4,327
Other comprehensive loss	—	—	—	(1,442)	—	(1,442)
Other	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	(24,397)	(24,397)
Balance at June 30, 2018	79,059,764	$8	$530,312	$1,179	$(355,065)	$176,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(42,005)	$(45,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,175	2,178
Amortization of intangible assets	279	299
Impairment of property and equipment	1,177	—
Non-cash lease expense	436	—
Accretion of discounts and amortization of premiums on marketable securities	(856)	(519)
Stock-based compensation	7,039	9,251
Loss from remeasurement of fair value of contingent consideration	24	360
Loss on disposal of property and equipment	(2)	3
Deferred income tax	(70)	(59)
Changes in operating assets and liabilities:
Accounts receivable	10,674	(52)
Prepaid expenses and other assets	612	1,540
Accounts payable	(349)	(669)
Deferred revenue	(6,763)	(6,184)
Accrued clinical trial and manufacturing expenses	1,359	(1,740)
Accrued expenses and other liabilities	(1,784)	(3,464)
Operating lease liabilities	468	—
Net cash used in operating activities	(27,586)	(44,946)
Cash Flows from Investing Activities
Purchase of marketable securities	(133,478)	(155,142)
Proceeds from maturities of marketable securities	114,159	156,174
Purchase of property and equipment	(382)	(825)
Proceeds from sale of property and equipment	—	4
Net cash (used in) provided by investing activities	(19,701)	211
Cash Flows from Financing Activities
Proceeds from employee stock purchase plan	164	366
Proceeds from exercise of stock options and warrants	439	1,260
Net cash provided by financing activities	603	1,626
Effect of exchange rate changes	(65)	(104)
Net decrease in cash, cash equivalents and restricted cash	(46,749)	(43,213)
Cash, cash equivalents and restricted cash at beginning of period	126,778	158,082
Cash, cash equivalents and restricted cash at end of period	$80,029	$114,869
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	—	$652
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$79,561	$114,401
Restricted cash	468	468
Total cash, cash equivalents and restricted cash	$80,029	$114,869

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

The Company’s product candidates in the Stimulator of Interferon Genes (STING) and A Proliferation Inducing Ligand (APRIL) pathways are being investigated in cancer, autoimmune and inflammatory diseases. The Company’s lead STING pathway activator product candidate, ADU-S100 (MIW815), is designed to selectively modulate innate and adaptive immune responses to enhance immune control in oncology. The Company’s anti-APRIL antibody product candidate, BION-1301, is designed to suppress the autoimmune response in patients with IgA nephropathy. The Company is collaborating with a number of leading global pharmaceutical companies to help expand and drive its product pipeline. The Company’s strategy is to rapidly advance best-in-class therapies from its STING and APRIL programs through clinical development and regulatory approval.

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

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

Leases

On January 1, 2019, the Company adopted the new standard on leases, Accounting Standard Codification 842, which establishes a comprehensive new lease accounting model. The following steps were taken to be consistent with the guidance in accounting for leases under the new standard. The Company determines if an arrangement is a lease at inception. The Company elected the practical expedient to adopt the policy to not separate lease and non-lease components. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities on the Company’s consolidated balance sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options to extend or terminate the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Stock-Based Compensation

On January 1, 2019, the Company adopted Accounting Standard Update, or ASU, No. 2018-07, simplifying its accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company measured its stock-based awards made to non-employees based on the estimated fair values of the awards as of the adoption date of January 1, 2019 using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the remaining requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures and revised, if necessary, in subsequent periods if actual forfeitures differ from the original estimates.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company has evaluated the impact of this guidance and has concluded that adoption of the standard will not have a material impact on its condensed consolidated financial statements.

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

The Company identified all leases and reviewed the leases to determine the impact of ASC 842 on its condensed consolidated financial statements. The Company has elected to apply all of the practical expedients as a package, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also elected the practical expedient to not separate lease and non-lease components for its real estate leases. Based on the Company’s assessment, the Company concluded that the adoption of the new standard resulted in the recording of a $22.1 million ROU asset and a $33.8 million lease liability and a derecognition of $11.7 million of deferred rent on the consolidated balance sheet on January 1, 2019. The Company’s adoption of ASU No. 2016-02, as amended, did not have a material impact on its condensed consolidated statements of operations or condensed consolidated statements of cash flows.

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

In March 2019, the FASB issued ASU No. 2019-01 – Leases (Topic 842): Codification Improvements. The standard clarifies the codification more generally and/or corrects unintended application of the guidance. The amendments in this standard include the following items: (Issue 1) Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, (Issue 2) Presentation on the statement of cash flows—sales-type and direct financing leases and (Issue 3) Transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The amendments in this standard clarify the FASB’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The new standard is effective on the adoption date of ASU No. 2016-02. The Company adopted the standard on January 1, 2019 and concluded that adoption of the standard did not have a material impact on its condensed consolidated financial statements.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$16,306	$—	$—	$16,306
U.S. government and agency securities	—	65,360	—	65,360
Corporate debt securities	—	62,435	—	62,435
Commercial paper	—	84,020	—	84,020
Total	$16,306	$211,815	$—	$228,121
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$1,015	$1,015
Total	$—	$—	$1,015	$1,015

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$22,082	$—	$—	$22,082
U.S. government and agency securities	—	59,001	—	59,001
Corporate debt securities	—	70,964	—	70,964
Commercial paper	—	89,702	—	89,702
Total	$22,082	$219,667	$—	$241,749
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$998	$998
Total	$—	$—	$998	$998

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018. During the six months ended June 30, 2019 and 2018, there were no transfers between the fair value measurement category levels.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2018	$998
Net change in fair value upon remeasurement	25
Foreign currency impact on contingent consideration	(8)
Balance at June 30, 2019	$1,015

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$23,512	$—	$—	$23,512
Money market funds	16,306	—	—	16,306
Commercial paper	39,749	—	(6)	39,743
Total cash and cash equivalents	$79,567	$—	$(6)	$79,561
Marketable securities:
U.S. government and agency securities	$65,276	$93	$(9)	$65,360
Corporate debt securities	62,362	77	(4)	62,435
Commercial paper	44,272	9	(4)	44,277
Total marketable securities	$171,910	$179	$(17)	$172,072

	December 31, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$36,124	$—	$—	$36,124
Money market funds	22,082	—	—	22,082
Commercial paper	62,413	—	—	62,413
Corporate debt securities	5,694	—	(3)	5,691
Total cash and cash equivalents	$126,313	$—	$(3)	$126,310
Marketable securities:
U.S. government and agency securities	$59,127	$16	$(142)	$59,001
Corporate debt securities	65,319	3	(49)	65,273
Commercial paper	27,289	—	—	27,289
Total marketable securities	$151,735	$19	$(191)	$151,563

The Company’s available-for-sale marketable securities as of June 30, 2019 have contractual maturities of less than one year and are classified as short-term marketable securities on the condensed consolidated balance sheet.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Leasehold improvements	$26,960	$26,961
Lab equipment	8,383	8,281
Computer and office equipment	2,325	2,292
Furniture	1,593	1,560
Construction in progress	499	1,458
Total property and equipment	39,760	40,552
Less: accumulated depreciation	(13,583)	(11,395)
Property and equipment, net	$26,177	$29,157

Depreciation expense was $1.1 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $2.2 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively. As a result of the Company’s efforts to wind down programs and prioritize spending, the Company recorded an impairment charge of $1.2 million to research and development expenses within the statement of operations during the three months ended June 30, 2019. The impairment was related to lab equipment which was previously recorded in construction in progress.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Compensation and related benefits	$3,009	$4,619
Professional and consulting services	2,139	2,185
Accrued research expense	1,320	1,859
Deferred rent	—	653
Accrued property and equipment	—	101
Other	1,413	1,101
Total accrued expenses and other liabilities	$7,881	$10,518

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2018	$8,334
Foreign currency translation adjustment	(57)
Balance at June 30, 2019	$8,277

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,241	$2,061	$9,180
Total intangible assets with finite lives	11,241	2,061	9,180
Acquired IPR&D assets	15,504	—	15,504
Total intangible assets	$26,745	$2,061	$24,684

	December 31, 2018
	Gross Carrying Amount	Impairment(1)	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,318	$—	$1,792	$9,526
Total intangible assets with finite lives	11,318	—	1,792	9,526
Acquired IPR&D assets	19,626	4,017	—	15,609
Total intangible assets	$30,944	$4,017	$1,792	$25,135
(1)	The amount includes effects of foreign currency exchange rates.

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

Amortization expense was $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. Based on finite-lived intangible assets recorded as of June 30, 2019, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2019 (remaining six months)	$281
2020	562
2021	562
2022	562
2023	562
2024	562

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

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date in March 2015 and ends upon receipt of regulatory approval, estimated to occur in 2028. The Company’s performance period commenced in May 2015. The transaction price consists of the $200.0 million upfront fee, a $35.0 million milestone payment received in the second quarter of 2016 upon commencement of a Phase 1 study, and $1.7 million in reimbursement of research and development costs through June 30, 2019. The Company determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of Phase 1 studies. Therefore, these payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Novartis and have been excluded from the transaction price. The transaction price of $236.7 million is allocated to one combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three months ended June 30, 2019 and 2018, the Company recognized $1.9 million and $2.5 million, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized $4.4 million and $6.1 million, respectively, in revenue from its collaboration with Novartis. The remaining balance of the transaction price of $172.3 million is included in deferred revenue at June 30, 2019.

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

For the three months ended June 30, 2019, the Company recognized $3.0 million in revenue. For the six months ended June 30, 2019, the Company recognized $4.4 million in revenue. The Company recorded $9.6 million in deferred revenue at June 30, 2019.

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

7. Commitments and Contingencies

Leases

The Company leases one facility in Berkeley, California under an operating lease that has a remaining lease term of 11 years. The Company also leases one facility in Oss, the Netherlands, under an operating lease that expires in December 2020. Both leases contain an option to extend for an additional term, however, the Company is not reasonably certain to exercise the option for either lease.

The Company is subleasing approximately 30,885 square feet in its Berkeley facility under subleases that expire on or prior to December 31, 2020. Sublease income was $0.4 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million in each of the six months ended June 30, 2019 and 2018, respectively.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Berkeley lease in the amount of $0.5 million. The letter of credit is collateralized by a certificate of deposit for $0.5 million which has been included in restricted cash in the consolidated balance sheet as of June 30, 2019.

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

The maturity of the Company’s operating lease liabilities as of June 30, 2019 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2019 (remaining six months)	$2,788
2020	5,666
2021	5,332
2022	5,460
2023	5,570
Thereafter	35,836
Total undiscounted lease payments	60,652
Present value adjustment	26,423
Total net lease liability	$34,229

Net lease liability - ST	$1,630
Net lease liability - LT	32,599
Total net lease liability	$34,229

Straight-line rent expense recognized for operating leases was $1.2 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $2.5 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $0.3 million in each of the three month periods ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

The following information represents supplemental disclosure for the condensed consolidated statement of cash flows related to operating leases (in thousands):

Six months ended June 30, 2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$2,727

The following summarizes additional information related to operating leases:

June 30, 2019
Weighted-average remaining lease terms (in years)
Operating leases	10.32
Weighted-average discount rate
Operating leases	12%

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

8. Common Stock

The Company had reserved shares of common stock for future issuance as follows:

June 30, 2019
Options issued and outstanding	10,797,308
Shares available for future stock option grants	8,436,766
Restricted stock units	1,290,260
Common stock warrants	61,717
Total	20,586,051

At-the-Market Sales Agreement

In August 2017, the Company entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million through Cowen, as the Company’s sales agent. The Company will pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the year ended December 31, 2018 or the six months ended June 30, 2019. As of June 30, 2019, the Company had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of its shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2019, the shares issuable under the 2015 Plan increased by 3,182,868. The Company had 8,436,766 shares available for future grant under the 2015 Plan as of June 30, 2019.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At June 30, 2019, 3,013,117 options under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2019:

	Options Outstanding
	Shares Available for Grant	Number of Shares Underlying Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Balance—December 31, 2018	7,255,050	8,986,010	$7.54	$5,458
Authorized	3,182,868	—
RSUs forfeited, net of grants	238,552	—
Granted	(4,617,300)	4,617,300	3.79
Exercised	—	(428,406)	1.02
Canceled	2,377,596	(2,377,596)	9.63
Balance—June 30, 2019	8,436,766	10,797,308	$5.74	$1,466
Options exercisable—June 30, 2019		5,444,742	$6.64	$1,466
Options vested and expected to vest—June 30, 2019		9,760,686	$5.88	$1,466

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2019 was $0.4 million and $1.1 million, respectively.

As of June 30, 2019, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $13.5 million, which the Company expects to recognize over an estimated weighted-average period of 3.1 years.

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

The following table summarizes RSU activity for the six months ended June 30, 2019:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2018	1,600,218	$8.81
Granted	275,000	1.74
Vested	(71,406)	10.17
Forfeited	(513,552)	8.66
Balance—June 30, 2019	1,290,260	$7.28

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of June 30, 2019, there was $5.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs which is expected to be recognized over a weighted-average period of 2.3 years.

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP equal to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. There was no annual increase of shares issuable under the 2015 ESPP on January 1, 2019. The Company had 1,622,920 shares available for future issuance under the 2015 ESPP as of June 30, 2019.

As of June 30, 2019, the total unrecognized compensation expense related to the 2015 ESPP was $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 0.4 years.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the 2015 ESPP:

	Six Months Ended June 30,
	2019	2018
Expected term (in years)	0.5	0.5
Volatility	58.9%	54.5%
Risk-free interest rate	2.43%	2.09%
Dividend yield	—%	—%

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,713	$2,539	$3,746	$5,284
General and administrative	1,623	1,788	3,293	3,967
Total stock-based compensation expense	$3,336	$4,327	$7,039	$9,251

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2019	2018
Expected term (in years)	5.32 - 6.08	5.32 - 6.05
Volatility	67.2 - 70.4%	71.6 - 71.7%
Risk-free interest rate	1.96 - 2.40%	2.38 - 2.87%
Dividend yield	—%	—%

For the three months ended June 30, 2019 and 2018, the Company recognized $3.3 million and $4.3 million, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized $7.0 million and $9.1 million, respectively, of stock-based compensation related to options granted to employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder.

The Company uses the fair value method to value options granted to nonemployees. For the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation of $19,000 and $0.1 million, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation of $44,000 and $0.1 million, respectively, related to options granted to nonemployees. Beginning on January 1, 2019, the Company adopted ASU 2018-07 and measured its stock-based awards made to non-employees based on the estimated fair values of the awards as of the adoption date of January 1, 2019 using the Black-Scholes option-pricing model and recognized expense over the remaining requisite service period using the straight-line method. As a result, the stock-based compensation amount recognized for the six months ended June 30, 2019 reflects the adoption of ASU 2018-07 as of January 1, 2019 while the stock-based compensation amount recognized for the six months ended June 30, 2018 reflects the amount prior to the recently adopted standard.

The fair value of stock option awards granted to nonemployees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2019	2018
Expected term (in years)	6.17 - 9.66	6.17 - 9.60
Volatility	70.5 - 70.8%	71.6 - 71.7%
Risk-free interest rate	2.66 - 3.19%	2.66 - 2.94%
Dividend yield	—%	—%

10. Income Taxes

Income tax benefit for the six months ended June 30, 2019 and 2018 was approximately $70,000 and $59,000, respectively. The income tax benefit recorded for the six months ended June 30, 2019 and June 30, 2018 were both primarily related to the foreign deferred tax benefit from the amortization of intangibles. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	10,797,308	9,620,114	10,797,308	9,620,114
Restricted stock units	1,290,260	1,165,848	1,290,260	1,165,848
Common stock warrants	61,717	63,661	61,717	63,661
Total	12,149,285	10,849,623	12,149,285	10,849,623

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

Overview

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that are designed to harness the body's natural immune system for the treatment of patients with challenging diseases. Our primary technologies, which relate to the Stimulator of Interferon Genes (STING) and A Proliferation Inducing Ligand (APRIL) pathways, are designed to harness the body's natural immune system, and have led to what we believe is a strong pipeline of clinical candidates that are being investigated in cancer indications as well as autoimmune and inflammatory diseases. Our lead STING pathway activator product candidate, ADU-S100 (MIW815), is designed to selectively modulate innate and adaptive immune responses to enhance immune control in oncology. Our anti-APRIL antibody product candidate, BION-1301, is designed to suppress the autoimmune response in patients with IgA nephropathy (IgAN).

Our STING pathway activator technology is designed to activate the intracellular STING receptor, which may result in a potent tumor-specific immune response. We are developing STING pathway activator product candidates, including ADU-S100 (MIW815), in oncology under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis. ADU-S100, the first STING pathway activator to enter the clinic, has been evaluated in a Phase 1 clinical trial as a single agent and is being evaluated in an ongoing Phase 1b combination trial with spartalizumab (PDR001), an investigational anti-PD-1 monoclonal antibody, in patients with cutaneously accessible metastatic solid tumors or lymphomas. Preliminary results and observations from these trials were presented at the Society for Immunotherapy of Cancer’s (SITC) 33rd Annual Meeting in November 2018 and the 2019 American Society of Clinical Oncology (ASCO) Annual Meeting. We have also initiated a Phase 1 trial of ADU-S100 in combination with YERVOY® (ipilimumab), an approved anti-CTLA-4 antibody, for the treatment of relapsed and refractory melanoma. We expect to initiate a Phase 2 clinical trial of ADU-S100 with KEYTRUDA® (pembrolizumab), an approved anti-PD-1 monoclonal antibody, in patients with squamous cell carcinoma of the head and neck (SCCHN) in the second half of 2019.

APRIL is a TNF-family ligand that binds to BCMA and TACI receptors, and is implicated in several immunological processes. We are developing BION-1301, a first-in-class monoclonal antibody that fully blocks APRIL binding to both of its natural ligands, the BCMA and TACI receptors. BION-1301 is being evaluated in a Phase 1 clinical trial for the treatment of IgAN, a progressive kidney disease with unclear causality. Given there currently are no approved therapies for IgAN with curative intent, we believe there is opportunity for BION-1301 to address a significant unmet patient need. We are currently dosing healthy volunteers in the first-in-human study of BION-1301 in IgAN and expect to begin dosing IgAN patients in 2020.

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

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of common stock, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $18.6 million and $24.4 million for the three months ended June 30, 2019 and 2018, respectively, and $42.0 million and $45.9 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, our cash, cash equivalents and marketable securities totaled $251.6 million and our accumulated deficit was $446.5 million. We have intellectual property protection on our STING and APRIL programs and each of our product candidates, some of which we believe can be maintained into 2039.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$4,888	$2,639	$2,249
Total revenue	4,888	2,639	2,249
Operating expenses:
Research and development	16,876	19,420	(2,544)
General and administrative	7,980	8,827	(847)
Amortization of intangible assets	139	147	(8)
Total operating expenses	24,995	28,394	(3,399)
Loss from operations	(20,107)	(25,755)	5,648
Interest income	1,497	1,340	157
Other loss, net	(3)	(20)	17
Loss before income tax	(18,613)	(24,435)	5,822
Income tax benefit	35	38	(3)
Net loss	$(18,578)	$(24,397)	$5,819

Revenue

Total revenue was $4.9 million for the three months ended June 30, 2019, an increase of $2.2 million compared to the three months ended June 30, 2018. The increase for the quarter was primarily due to ratable recognition of the upfront milestone payment received under our Lilly collaboration.

Research and Development Expenses

The following table summarizes our research and development costs by program incurred during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
STING	$3,271	$2,123	$1,148
APRIL	5,013	3,235	1,778
cGAS-STING	1,214	1,030	184
Other R&D	3,748	8,537	(4,789)
Subtotal	13,246	14,925	(1,679)
Stock-based compensation	1,713	2,539	(826)
Facility costs	1,917	1,956	(39)
Total research and development	$16,876	$19,420	$(2,544)

Research and development expenses allocated to our programs were $13.2 million for the three months ended June 30, 2019, a decrease of $1.7 million compared to the three months ended June 30, 2018. The decrease for the quarter was primarily due to lower costs related to our programs which are winding down partially offset by higher costs as a result of focused spending towards our STING and APRIL programs. The decrease was also attributable to lower stock-based compensation due to reduced headcount as a result of our strategic reset in January 2019.

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Clinical trial and research expenses	$7,791	$8,115	$(324)
Compensation and related personnel costs	4,081	5,068	(987)
Facility costs	1,917	1,956	(39)
Stock-based compensation expense	1,713	2,539	(826)
Professional services	1,317	1,594	(277)
Other	57	148	(91)
Total research and development	$16,876	$19,420	$(2,544)

Research and development expenses were $16.9 million for the three months ended June 30, 2019, a decrease of $2.5 million compared to the three months ended June 30, 2018. The decrease for the quarter was primarily due to lower personnel and stock-based compensation expense as a result of our strategic reset in January 2019.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Professional services	$2,470	$2,862	$(392)
Compensation and related personnel costs	2,050	2,736	(686)
Stock-based compensation expense	1,623	1,788	(165)
Facility costs	974	951	23
Other	863	490	373
Total general and administrative	$7,980	$8,827	$(847)

General and administrative expenses were $8.0 million for the three months ended June 30, 2019, a decrease of $0.8 million compared to the three months ended June 30, 2018. The decrease for the quarter was primarily due to lower personnel, professional services, and stock-based compensation expense as a result of our strategic reset in January 2019.

Interest Income

Interest income was $1.5 million for the three months ended June 30, 2019, an increase of $0.2 million compared to the three months ended June 30, 2018. The increase for the three months ended June 30, 2019 was primarily due to favorable interest rates.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$8,826	$9,266	$(440)
Total revenue	8,826	9,266	(440)
Operating expenses:
Research and development	36,406	39,547	(3,141)
General and administrative	17,162	17,872	(710)
Amortization of intangible assets	279	299	(20)
Total operating expenses	53,847	57,718	(3,871)
Loss from operations	(45,021)	(48,452)	3,431
Interest income	2,968	2,539	429
Other loss, net	(22)	(36)	14
Loss before income tax	(42,075)	(45,949)	3,874
Income tax benefit	70	59	11
Net loss	$(42,005)	$(45,890)	$3,885

Revenue

Total revenue was $8.8 million for the six months ended June 30, 2019, a decrease of $0.4 million compared to the six months ended June 30, 2018. The decrease was primarily due to revenue recognized under our NVS collaboration which is dependent on progress under the research and collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development costs by program incurred during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
STING	$6,124	$3,865	$2,259
APRIL	10,505	5,509	4,996
cGAS-STING	2,270	2,021	249
Other R&D	10,244	18,774	(8,530)
Subtotal	29,143	30,169	(1,026)
Stock-based compensation	3,746	5,284	(1,538)
Facility costs	3,517	4,094	(577)
Total research and development	$36,406	$39,547	$(3,141)

Research and development expenses allocated to our programs were $29.1 million for the six months ended June 30, 2019, a decrease of $1.0 million compared to the six months ended June 30, 2018. The decrease was primarily due to lower costs related to our programs which are winding down partially offset by higher costs as a result of focused spending towards our STING and APRIL programs.

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Clinical trial and research expenses	$16,000	$16,117	$(117)
Compensation and related personnel costs	10,212	10,644	(432)
Stock-based compensation expense	3,746	5,284	(1,538)
Facility costs	3,517	4,094	(577)
Professional services	2,576	3,055	(479)
Other	355	353	2
Total research and development	$36,406	$39,547	$(3,141)

Research and development expenses were $36.4 million for the six months ended June 30, 2019, a decrease of $3.1 million compared to the six months ended June 30, 2018. The decrease was primarily due to lower personnel and stock-based compensation expense as a result of our strategic reset in January 2019.  In addition we had lower facility costs due to sublease income.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Compensation and related personnel costs	$5,169	$5,581	$(412)
Professional services	5,408	5,323	85
Stock-based compensation expense	3,293	3,967	(674)
Facility costs	1,870	2,016	(146)
Other	1,422	985	437
Total general and administrative	$17,162	$17,872	$(710)

General and administrative expenses were $17.2 million for the six months ended June 30, 2019, a decrease of $0.7 million compared to the six months ended June 30, 2018. The decrease was primarily due to lower personnel and stock-based compensation expense as a result of our strategic reset in January 2019.

Interest Income

Interest income was $3.0 million for the six months ended June 30, 2019, an increase of $0.4 million compared to the six months ended June 30, 2018. The increase for the six months ended June 30, 2019 is primarily due to favorable interest rates.

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock and proceeds from our collaboration and license agreements. At June 30, 2019, we had cash, cash equivalents and marketable securities of $251.6 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2022. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

In August 2017, we entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, acting as sales agent. We agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the six months ended June 30, 2019. As of June 30, 2019, we had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(27,586)	$(44,946)
Investing activities	(19,701)	211
Financing activities	603	1,626
Effect of exchange rate changes	(65)	(104)
Net change in cash, cash equivalents, and restricted cash	$(46,749)	$(43,213)

Operating Activities

Net cash used in operating activities was $27.6 million for the six months ended June 30, 2019, compared to $44.9 million for the six months ended June 30, 2018. Net cash used in operating activities was lower primarily due to receipt of $12.0 million from Lilly under our collaboration.

Investing Activities

Net cash used in investing activities was $19.7 million for the six months ended June 30, 2019, compared to net cash provided in investing activities of $0.2 million for the six months ended June 30, 2018. The change was primarily due to timing of higher level of purchases of marketable securities in 2019 as compared to 2018.

Financing Activities

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2019, compared to $1.6 million provided by financing activities for the six months ended June 30, 2018.

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

There have been no other material changes in our critical accounting policies during the six months ended June 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2019:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$2,788	$10,998	$11,030	$35,836	$60,652
Total contractual obligations	$2,788	$10,998	$11,030	$35,836	$60,652

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

Our management, with the participation of our President and Chief Executive Officer and our Interim Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of common stock, and licensing agreements with pharmaceutical partners. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We incurred a net loss of $18.6 million and $24.4 million for the three months ended June 30, 2019 and 2018, respectively, and $42.0 million and $45.9 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, we had an accumulated deficit of $446.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At June 30, 2019, our cash and cash equivalents and marketable securities were $251.6 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer, our Chief Medical Officer, our Interim Chief Financial Officer and our Chief Administrative Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business. The Northern California region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. For example, our former CFO resigned from her position in May 2019. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

The use of STING or APRIL product candidates as potential immunotherapy treatments, even if approved, may not become broadly accepted by physicians, patients, hospitals and others in the medical community. Additional factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates may be approved;
•	physicians, hospitals and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	side effects or results reported for competing products or product candidates that are perceived to have similarities to ours;
•	product labeling or product insert requirements of the FDA or other regulatory authorities, including limitations or warnings;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
•	adverse publicity or ethical or social controversies related to the use of our technologies or similar technologies;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

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

We may manufacture limited quantities of clinical trial materials ourselves in the future, but we currently rely on a limited number of contract manufacturing organizations, or CMOs, for our clinical product supplies. There are risks inherent in the manufacture of drug and biologic products that could affect the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up and validating initial production. Typical manufacturing problems include longer lead times, low product yields, quality control failures, product instability, operator error, shortages of raw materials, shortages of qualified facilities or personnel, storage mistakes and unpredictable production costs. If contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, thereby interrupting supply.

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

In April 2014, the EU passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of EMA, the new Clinical Trials Regulation will become applicable in 2020.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Health Care Reform Law, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

•

the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) their immediate family members, certain other healthcare professionals starting in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” made to such physician owners;

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

10.1	Offer of Employment Letter of Interim Chief Financial Officer					X

10.2	Offer of Employment Letter of Chief Medical Officer					X

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act of Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of the Interim Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Aduro Biotech, Inc.
Date: August 1, 2019	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: August 1, 2019	By:	/s/ James Welch
James Welch
Interim Chief Financial Officer
(Principal Financial Officer)