Form 10-Q
period 2019-09-30
ADURO BIOTECH, INC.
filed 2019-11-07
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of November 4, 2019 was 80,514,459.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$53,605	$126,310
Short-term marketable securities	178,182	140,129
Accounts receivable	222	12,037
Prepaid expenses and other current assets	3,805	4,500
Total current assets	235,814	282,976
Long-term marketable securities	3,593	11,434
Property and equipment, net	25,534	29,157
Operating lease right-of-use assets	21,346	—
Goodwill	7,949	8,334
Intangible assets, net	18,608	25,135
Restricted cash	468	468
Total assets	$313,312	$357,504
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,643	$1,457
Accrued clinical trial and manufacturing expenses	4,012	2,542
Accrued expenses and other liabilities	9,125	10,518
Operating lease liabilities	1,700	—
Deferred revenue	16,000	16,000
Total current liabilities	32,480	30,517
Deferred rent	—	11,063
Contingent consideration	975	998
Deferred revenue	161,203	172,671
Deferred tax liabilities	3,522	6,104
Operating lease liabilities	32,120	—
Other long-term liabilities	966	840
Total liabilities	231,266	222,193
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 80,514,459 and 79,571,714 shares issued and outstanding at September 30, 2019 and December 31, 2018	8	8
Additional paid-in capital	549,705	538,895
Accumulated other comprehensive (loss) income	(178)	940
Accumulated deficit	(467,489)	(404,532)
Total stockholders’ equity	82,046	135,311
Total liabilities and stockholders’ equity	$313,312	$357,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Collaboration and license revenue	$4,799	$3,063	$13,625	$12,329
Total revenue	4,799	3,063	13,625	12,329
Operating expenses:
Research and development	15,510	18,675	51,916	58,223
General and administrative	8,683	9,149	25,845	27,021
Loss on impairment of intangible assets	5,006	—	5,006	—
Amortization of intangible assets	138	144	417	443
Total operating expenses	29,337	27,968	83,184	85,687
Loss from operations	(24,538)	(24,905)	(69,559)	(73,358)
Interest income	1,366	1,353	4,334	3,892
Other (loss) income, net	(32)	21	(54)	(15)
Loss before income tax	(23,204)	(23,531)	(65,279)	(69,481)
Income tax benefit	2,252	385	2,322	444
Net loss	$(20,952)	$(23,146)	$(62,957)	$(69,037)
Net loss per common share, basic and diluted	$(0.26)	$(0.29)	$(0.79)	$(0.88)
Shares used in computing net loss per common share, basic and diluted	80,232,739	79,086,841	79,940,155	78,607,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(20,952)	$(23,146)	$(62,957)	$(69,037)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax of $0	(7)	111	324	16
Foreign currency translation adjustments, net of tax of $0	(1,213)	(24)	(1,442)	(642)
Comprehensive loss	$(22,172)	$(23,059)	$(64,075)	$(69,663)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	79,571,714	$8	$538,895	$940	$(404,532)	$135,311
Issuance of common stock upon exercise of stock options	254,481	—	251	—	—	251
Release of restricted stock units	25,850	—	—	—	—	—
Stock-based compensation	—	—	3,703	—	—	3,703
Other comprehensive loss	—	—	—	(449)	—	(449)
Net loss	—	—	—	—	(23,427)	(23,427)
Balance at March 31, 2019	79,852,045	8	542,849	491	(427,959)	115,389
Issuance of common stock upon exercise of stock options	173,925	—	188	—	—	188
Issuance of common stock under Employee Stock Purchase Plan	58,748	—	164	—	—	164
Release of restricted stock units	45,556	—	—	—	—	—
Stock-based compensation	—	—	3,336	—	—	3,336
Other comprehensive income	—	—	—	551	—	551
Net loss	—	—	—	—	(18,578)	(18,578)
Balance at June 30, 2019	80,130,274	8	546,537	1,042	(446,537)	101,050
Issuance of common stock upon exercise of stock options	120,117	—	93	—	—	93
Release of restricted stock units	264,068	—	—	—	—	—
Stock-based compensation	—	—	3,075	—	—	3,075
Other comprehensive loss	—	—	—	(1,220)	—	(1,220)
Net loss	—	—	—	—	(20,952)	(20,952)
Balance at September 30, 2019	80,514,459	$8	$549,705	$(178)	$(467,489)	$82,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	77,736,201	8	519,435	1,893	(283,863)	237,473
Issuance of common stock upon exercise of stock options	712,973	—	638	—	—	638
Issuance of common stock upon exercise of warrants	3,317	—	—	—	—	—
Release of restricted stock units	26,175	—	—	—	—	—
Stock-based compensation	—	—	4,924	—	—	4,924
Other comprehensive loss	—	—	—	728	—	728
Cumulative effect of changes in accounting principles related to revenue recognition	—	—	—	—	(25,312)	(25,312)
Other	—	—	—	—	2	2
Net loss	—	—	—	—	(21,494)	(21,494)
Balance at March 31, 2018	78,478,666	8	524,997	2,621	(330,667)	196,959
Issuance of common stock upon exercise of stock options	528,320	—	622	—	—	622
Issuance of common stock under Employee Stock Purchase Plan	52,778	—	366	—	—	366
Stock-based compensation	—	—	4,327	—	—	4,327
Other comprehensive loss	—	—	—	(1,442)	—	(1,442)
Other	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	(24,397)	(24,397)
Balance at June 30, 2018	79,059,764	8	530,312	1,179	(355,065)	176,434
Issuance of common stock upon exercise of stock options	73,446	—	99	—	—	99
Release of restricted stock units	236,681	—	—	—	—	—
Stock-based compensation	—	—	4,221	—	—	4,221
Other comprehensive loss	—	—	—	87	—	87
Other	—	—	—	1	(1)	—
Net loss	—	—	—	—	(23,146)	(23,146)
Balance at September 30, 2018	79,369,891	8	534,632	1,267	(378,212)	157,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(62,957)	$(69,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,260	3,268
Amortization of intangible assets	417	443
Impairment of property and equipment	1,177	—
Impairment of intangible assets	5,006	—
Non-cash lease expense	664	—
Accretion of discounts and amortization of premiums on marketable securities	(1,371)	(800)
Stock-based compensation	10,114	13,472
Loss from remeasurement of fair value of contingent consideration	25	570
(Gain) loss on disposal of property and equipment	(4)	3
Deferred income tax	(2,320)	(99)
Changes in operating assets and liabilities:
Payment of contingent consideration	—	(3,322)
Accounts receivable	11,815	989
Income tax receivable	—	(346)
Prepaid expenses and other assets	671	1,631
Accounts payable	409	(26)
Deferred revenue	(11,468)	(9,246)
Accrued clinical trial and manufacturing expenses	1,483	(2,076)
Accrued expenses and other liabilities	(454)	(3,090)
Operating lease liabilities	94	—
Net cash used in operating activities	(43,439)	(67,666)
Cash Flows from Investing Activities
Purchase of marketable securities	(224,927)	(179,277)
Proceeds from maturities of marketable securities	196,410	214,314
Purchase of property and equipment	(1,183)	(2,007)
Proceeds from sale of property and equipment	—	10
Net cash (used in) provided by investing activities	(29,700)	33,040
Cash Flows from Financing Activities
Payment of contingent consideration	—	(3,481)
Proceeds from employee stock purchase plan	164	366
Proceeds from exercise of stock options and warrants	532	1,328
Net cash provided by (used in) financing activities	696	(1,787)
Effect of exchange rate changes	(262)	(450)
Net decrease in cash, cash equivalents and restricted cash	(72,705)	(36,863)
Cash, cash equivalents and restricted cash at beginning of period	126,778	158,082
Cash, cash equivalents and restricted cash at end of period	$54,073	$121,219
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$31	$363
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$53,605	$120,751
Restricted cash	468	468
Total cash, cash equivalents and restricted cash	$54,073	$121,219

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

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, contingent consideration, income taxes, right-of-use assets, lease obligations, stock-based compensation, and valuation of intangibles and goodwill. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from these estimates.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350). The standard update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead of computing the implied fair value of goodwill under Step 2, the Company would perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard also eliminated the requirement to perform Step 2 of the goodwill impairment test for any reporting unit, with a zero or negative carrying amount, that fails the qualitative test. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the new standard on September 30, 2019. Refer to Footnote 5 for additional information.

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

The Company’s cash equivalents consisting of money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s cash equivalents consisting of corporate debt securities and commercial paper along with the Company’s marketable securities consisting of available-for-sale securities are generally classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data.

In certain cases where there is limited activity or less transparency around the inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of the contingent consideration liability.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$28,100	$—	$—	$28,100
U.S. government and agency securities	—	68,708	—	68,708
Corporate debt securities	—	80,341	—	80,341
Commercial paper	—	47,158	—	47,158
Total	$28,100	$196,207	$—	$224,307
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$975	$975
Total	$—	$—	$975	$975

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$22,082	$—	$—	$22,082
U.S. government and agency securities	—	59,001	—	59,001
Corporate debt securities	—	70,964	—	70,964
Commercial paper	—	89,702	—	89,702
Total	$22,082	$219,667	$—	$241,749
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$998	$998
Total	$—	$—	$998	$998

The acquisition-date fair value of the contingent consideration liability represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value of the contingent consideration is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as anticipated timelines and probability of achieving development milestones. Changes in the fair value of the liability for contingent consideration, except for the impact of foreign currency, will be recognized in the consolidated statement of operations until settlement.

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018. During the nine months ended September 30, 2019 and 2018, there were no transfers between the fair value measurement category levels.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2018	$998
Net change in fair value upon remeasurement	25
Foreign currency impact on contingent consideration	(48)
Balance at September 30, 2019	$975

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$11,073	$—	$—	$11,073
Money market funds	28,100	—	—	28,100
Commercial paper	12,933	—	(1)	12,932
Corporate debt securities	1,500	—	—	1,500
Total cash and cash equivalents	$53,606	$—	$(1)	$53,605
Marketable securities:
U.S. government and agency securities	$68,642	$68	$(2)	$68,708
Corporate debt securities	78,763	81	(3)	78,841
Commercial paper	34,221	8	(3)	34,226
Total marketable securities	$181,626	$157	$(8)	$181,775

	December 31, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$36,124	$—	$—	$36,124
Money market funds	22,082	—	—	22,082
Commercial paper	62,413	—	—	62,413
Corporate debt securities	5,694	—	(3)	5,691
Total cash and cash equivalents	$126,313	$—	$(3)	$126,310
Marketable securities:
U.S. government and agency securities	$59,127	$16	$(142)	$59,001
Corporate debt securities	65,319	3	(49)	65,273
Commercial paper	27,289	—	—	27,289
Total marketable securities	$151,735	$19	$(191)	$151,563

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of September 30, 2019 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Mature in one year or less	$178,041	$149	$(8)	$178,182
Mature after one year through two years	3,585	8	—	3,593
Total available-for-sale marketable securities	$181,626	$157	$(8)	$181,775

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Leasehold improvements	$27,282	$26,961
Lab equipment	8,881	8,281
Computer and office equipment	2,312	2,292
Furniture	1,586	1,560
Construction in progress	68	1,458
Total property and equipment	40,129	40,552
Less: accumulated depreciation	(14,595)	(11,395)
Property and equipment, net	$25,534	$29,157

Depreciation expense was $1.1 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $3.3 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively. As part of the Company’s efforts to wind down programs and prioritize spending, in the quarter ended June 30, 2019, the Company recorded an impairment charge of $1.2 million related to lab equipment that was previously recorded in construction in progress to research and development expenses within the statement of operations.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Compensation and related benefits	$3,952	$4,619
Professional and consulting services	2,983	2,185
Accrued research expense	1,280	1,859
Deferred rent	—	653
Accrued property and equipment	31	101
Other	879	1,101
Total accrued expenses and other liabilities	$9,125	$10,518

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2018	$8,334
Foreign currency translation adjustment	(385)
Balance at September 30, 2019	$7,949

The Company tests goodwill for impairment on an annual basis on November 1, or more frequently if an impairment indicator exists. To determine if an impairment has occurred, the Company performs a quantitative test in which the Company compares the fair value of its single reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the Company records an impairment loss equal to that difference. During the three months ended September 30, 2019, as a result of the significant decline in the Company’s stock price, the Company performed a quantitative assessment of goodwill and concluded that there was no impairment to goodwill. The fair value of the Company’s reporting unit exceeded its carrying value by 4.0%.

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	September 30, 2019
	Gross Carrying Amount	Impairment(1)	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,796	$—	$2,114	$8,682
Total intangible assets with finite lives	10,796	—	2,114	8,682
Acquired IPR&D assets	14,890	4,964	—	9,926
Total intangible assets	$25,686	$4,964	$2,114	$18,608

	December 31, 2018
	Gross Carrying Amount	Impairment(1)	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,318	$—	$1,792	$9,526
Total intangible assets with finite lives	11,318	—	1,792	9,526
Acquired IPR&D assets	19,626	4,017	—	15,609
Total intangible assets	$30,944	$4,017	$1,792	$25,135

(1)	The amount includes effects of foreign currency exchange rates.

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over a period of 20 years and the amortization expense is recorded in operating expenses. The Company tests its Acquired IPR&D intangible assets for impairment on an annual basis, or more frequently if an impairment indicator exists. In September 2019, due to the significant decline in the Company’s stock price during the quarter and due to a change in the Company’s plans related to one of its Acquired IPR&D assets, the Company assessed its Acquired IPR&D intangible assets for impairment. The Company recorded an impairment charge of $5.0 million due to the Company’s decision to discontinue one of its acquired early research programs. The impairment charge for the Acquired IPR&D asset was recorded to loss on impairment of intangible assets. The impairment charge resulted in a reduction of $2.2 million in the deferred tax liability of its foreign subsidiary.

Amortization expense was $0.1 million for each of the three months ended September 30, 2019 and 2018, and $0.4 million for each of the nine months ended September 30, 2019 and 2018. Based on finite-lived intangible assets recorded as of September 30, 2019, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2019 (remaining three months)	$135
2020	540
2021	540
2022	540
2023	540
2024	540

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

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date in March 2015 and ends upon receipt of regulatory approval, estimated to occur in 2028. The Company’s performance period commenced in May 2015. The transaction price consists of the $200.0 million upfront fee, a $35.0 million milestone payment received in the second quarter of 2016 upon commencement of a Phase 1 study, and $1.7 million in reimbursement of research and development costs through September 30, 2019. The Company determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of Phase 1 studies. Therefore, these payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Novartis and have been excluded from the transaction price. The transaction price of $236.7 million is allocated to one combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three months ended September 30, 2019 and 2018, the Company recognized $2.4 million and $3.0 million, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized $6.8 million and $9.1 million, respectively, in revenue from its collaboration with Novartis. The remaining balance of the transaction price of $170.0 million is included in deferred revenue at September 30, 2019.

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

For the three months ended September 30, 2019, the Company recognized $2.4 million in revenue. For the nine months ended September 30, 2019, the Company recognized $6.8 million in revenue. The Company recorded $7.2 million in deferred revenue at September 30, 2019.

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

7. Commitments and Contingencies

Leases

The Company leases one facility in Berkeley, California under an operating lease that has a remaining lease term of approximately 10 years. The Company also leases one facility in Oss, the Netherlands, under an operating lease that expires in December 2020. Both leases contain an option to extend for an additional term, however, the Company is not reasonably certain to exercise the option for either lease.

The Company is subleasing approximately 23,860 square feet in its Berkeley facility under subleases that expire on or prior to December 31, 2020. Sublease income was $0.3 million for each of the three months ended September 30, 2019 and 2018, and $1.1 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Berkeley lease in the amount of $0.5 million. The letter of credit is collateralized by a certificate of deposit for $0.5 million which has been included in restricted cash in the consolidated balance sheet as of September 30, 2019.

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

The maturity of the Company’s operating lease liabilities as of September 30, 2019 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2019 (remaining three months)	$1,389
2020	5,647
2021	5,332
2022	5,460
2023	5,570
Thereafter	35,836
Total undiscounted lease payments	59,234
Present value adjustment	25,414
Total net lease liability	$33,820

Net lease liability - current	$1,700
Net lease liability - non-current	32,120
Total net lease liability	$33,820

Straight-line rent expense recognized for operating leases was $1.2 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $3.7 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $0.5 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.

The following information represents supplemental disclosure for the condensed consolidated statement of cash flows related to operating leases (in thousands):

Nine months ended September 30, 2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$4,106

The following summarizes additional information related to operating leases:

September 30, 2019
Weighted-average remaining lease terms (in years)
Operating leases	10.10
Weighted-average discount rate
Operating leases	12%

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

8. Common Stock

The Company had reserved shares of common stock for future issuance as follows:

September 30, 2019
Options issued and outstanding	10,439,076
Shares available for future stock option grants	8,582,012
Restricted stock units	995,381
Common stock warrants	48,482
Total	20,064,951

At-the-Market Sales Agreement

In August 2017, the Company entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million through Cowen, as the Company’s sales agent. The Company will pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the year ended December 31, 2018 or the nine months ended September 30, 2019. As of September 30, 2019, the Company had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of its shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2019, the shares issuable under the 2015 Plan increased by 3,182,868. The Company had 8,582,012 shares available for future grant under the 2015 Plan as of September 30, 2019.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At September 30, 2019, 2,769,320 options under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2019:

	Options Outstanding
	Shares Available for Grant		Number of Shares Underlying Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2018	7,255,050		8,986,010	$7.54	$5,458
Authorized	3,182,868		—
RSUs forfeited, net of grants	269,363		—
Granted	(4,976,100)		4,976,100	3.63
Exercised	—		(548,523)	0.97
Canceled	2,850,831	(1)	(2,974,511)	8.96
Balance—September 30, 2019	8,582,012		10,439,076	$5.61	$472
Options exercisable—September 30, 2019			5,455,325	$6.74	$472
Options vested and expected to vest—September 30, 2019			9,512,419	$5.77	$472

(1)

This excludes 123,680 subject to canceled options for the nine months ended September 30, 2019 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2019 was $0.1 million and $1.2 million, respectively.

As of September 30, 2019, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $11.2 million, which the Company expects to recognize over an estimated weighted-average period of 3.0 years.

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

The following table summarizes RSU activity for the nine months ended September 30, 2019:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2018	1,600,218	$8.81
Granted	275,000	1.74
Vested	(335,474)	9.65
Forfeited	(544,363)	8.66
Balance—September 30, 2019	995,381	$6.65

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of September 30, 2019, there was $4.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs which is expected to be recognized over a weighted-average period of 2.0 years.

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP equal to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. There was no annual increase of shares issuable under the 2015 ESPP on January 1, 2019. The Company had 1,622,920 shares available for future issuance under the 2015 ESPP as of September 30, 2019.

As of September 30, 2019, the total unrecognized compensation expense related to the 2015 ESPP was $22,000, which the Company expects to recognize over an estimated weighted-average period of 0.1 years.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the 2015 ESPP:

	Nine Months Ended September 30,
	2019	2018
Expected term (in years)	0.5	0.5
Volatility	58.9%	54.5%
Risk-free interest rate	2.43%	2.09%
Dividend yield	—%	—%

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$1,555	$2,230	$5,301	$7,514
General and administrative	1,520	1,991	4,813	5,958
Total stock-based compensation expense	$3,075	$4,221	$10,114	$13,472

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock—Since the Company’s IPO, the Company has used the market closing price of its common stock as reported on the Nasdaq Global Select Market.

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected term (in years)	6.0	5.3 - 6.1
Volatility	69.4 - 70.1%	70.9 - 71.7%
Risk-free interest rate	1.52 - 1.93%	2.38 - 2.89%
Dividend yield	—%	—%

For the three months ended September 30, 2019 and 2018, the Company recognized $3.1 million and $4.1 million, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized $10.1 million and $13.2 million, respectively, of stock-based compensation related to options granted to employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder.

The Company uses the fair value method to value options granted to nonemployees. For the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation of $12,000 and $0.1 million, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation of $0.1 million and $0.2 million, respectively, related to options granted to nonemployees. Beginning on January 1, 2019, the Company adopted ASU 2018-07 and measured its stock-based awards made to non-employees based on the estimated fair values of the awards as of the adoption date of January 1, 2019 using the Black-Scholes option-pricing model and recognized expense over the remaining requisite service period using the straight-line method. As a result, the stock-based compensation amount recognized for the nine months ended September 30, 2019 reflects the adoption of ASU 2018-07 as of January 1, 2019 while the stock-based compensation amount recognized for the nine months ended September 30, 2018 reflects the amount prior to the recently adopted standard.

The fair value of stock option awards granted to nonemployees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2019	2018
Expected term (in years)	6.2 - 9.7	6.0 - 9.9
Volatility	70.5 - 70.8%	70.9 - 71.7%
Risk-free interest rate	2.66 - 3.19%	2.75 - 3.03%
Dividend yield	—%	—%

10. Income Taxes

Income tax benefit for the three months ended September 30, 2019 and 2018 was approximately $2.3 million and $385,000, respectively, and $2.3 million and $444,000 for the nine months ended September 30, 2019 and 2018, respectively. The income tax benefit recorded for the nine months ended September 30, 2019 related primarily to the foreign deferred tax benefit from the amortization of intangibles and the impairment of foreign intangible assets. The income tax benefit for the nine months ended September 30, 2018, related primarily to the carryback of net operating losses from 2017 to 2016.  The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	10,439,076	9,702,402	10,439,076	9,702,402
Restricted stock units	995,381	1,970,072	995,381	1,970,072
Common stock warrants	48,482	63,661	48,482	63,661
Total	11,482,939	11,736,135	11,482,939	11,736,135

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

Our STING pathway activator technology is designed to activate the intracellular STING receptor, which may result in a potent tumor-specific immune response. We are developing STING pathway activator product candidates, including ADU-S100 (MIW815), in oncology under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis. ADU-S100, the first STING pathway activator to enter the clinic, has been evaluated in a Phase 1 clinical trial as a single agent and is being evaluated in an ongoing Phase 1b combination trial with spartalizumab (PDR001), an investigational anti-PD-1 monoclonal antibody, in patients with cutaneously accessible metastatic solid tumors or lymphomas. In February 2019, we initiated a Phase 1 trial of ADU-S100 in combination with YERVOY® (ipilimumab), an approved anti-CTLA-4 antibody, for the treatment of relapsed and refractory melanoma. In September 2019, we initiated a Phase 2 clinical trial of ADU-S100 with KEYTRUDA® (pembrolizumab), an approved anti-PD-1 monoclonal antibody, in patients with squamous cell carcinoma of the head and neck (SCCHN).

APRIL is a TNF-family ligand that binds to BCMA and TACI receptors, and is implicated in several immunological processes. We are developing BION-1301, a first-in-class monoclonal antibody that fully blocks APRIL binding to both of its natural ligands, the BCMA and TACI receptors. BION-1301 is being evaluated in a Phase 1 clinical trial for the treatment of IgAN, a progressive kidney disease with unclear causality. Because there currently are no approved therapies for IgAN with curative intent, we believe there is opportunity for BION-1301 to address a significant unmet patient need. We are currently dosing healthy volunteers in the first-in-human study of BION-1301 in IgAN and expect to begin dosing IgAN patients in 2020.

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

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of common stock, licensing agreements with pharmaceutical partners and revenue from government grants. We incurred a net loss of $21.0 million and $23.1 million for the three months ended September 30, 2019 and 2018, respectively, and $63.0 million and $69.0 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, our cash, cash equivalents and marketable securities totaled $235.4 million and our accumulated deficit was $467.5 million. We have intellectual property protection on our STING and APRIL programs and each of our product candidates, some of which we believe can be maintained into 2039.

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

Other Loss (Income), Net

Other loss (income), net primarily consists of foreign currency transaction gains and losses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$4,799	$3,063	$1,736
Total revenue	4,799	3,063	1,736
Operating expenses:
Research and development	15,510	18,675	(3,165)
General and administrative	8,683	9,149	(466)
Loss on impairment of intangible assets	5,006	—	5,006
Amortization of intangible assets	138	144	(6)
Total operating expenses	29,337	27,968	1,369
Loss from operations	(24,538)	(24,905)	367
Interest income	1,366	1,353	13
Other loss (income), net	(32)	21	(53)
Loss before income tax	(23,204)	(23,531)	327
Income tax benefit	2,252	385	1,867
Net loss	$(20,952)	$(23,146)	$2,194

Revenue

Total revenue was $4.8 million for the three months ended September 30, 2019, an increase of $1.7 million compared to the three months ended September 30, 2018. The increase for the quarter was primarily due to ratable recognition of the upfront milestone payment received under our Lilly collaboration.

Research and Development Expenses

The following table summarizes our research and development costs by program incurred during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
APRIL	$4,267	$3,162	$1,105
STING	3,631	2,436	1,195
cGAS-STING	1,118	1,102	16
Other R&D	2,891	7,858	(4,967)
Subtotal	11,907	14,558	(2,651)
Stock-based compensation	1,555	2,230	(675)
Facility costs	2,048	1,887	161
Total research and development	$15,510	$18,675	$(3,165)

Research and development expenses allocated to our programs were $15.5 million for the three months ended September 30, 2019, a decrease of $3.2 million compared to the three months ended September 30, 2018. The decrease for the quarter was primarily due to lower costs related to our programs that are winding down partially offset by higher costs as a result of focused spending towards our STING and APRIL programs. The decrease was also attributable to lower stock-based compensation due to reduced headcount as a result of our strategic reset in January 2019.

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Clinical trial and research expenses	$6,494	$7,292	$(798)
Compensation and related personnel costs	3,578	5,426	(1,848)
Facility costs	2,048	1,887	161
Professional services	1,587	1,589	(2)
Stock-based compensation expense	1,555	2,230	(675)
Other	248	251	(3)
Total research and development	$15,510	$18,675	$(3,165)

Research and development expenses were $15.5 million for the three months ended September 30, 2019, a decrease of $3.2 million compared to the three months ended September 30, 2018. The decrease for the quarter was primarily due to lower personnel and stock-based compensation expense as a result of our strategic reset in January 2019.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Professional services	$3,924	$3,546	$378
Compensation and related personnel costs	1,910	2,174	(264)
Stock-based compensation expense	1,520	1,991	(471)
Facility costs	864	939	(75)
Other	465	499	(34)
Total general and administrative	$8,683	$9,149	$(466)

General and administrative expenses were $8.7 million for the three months ended September 30, 2019, a decrease of $0.5 million compared to the three months ended September 30, 2018. The decrease for the quarter was primarily due to lower personnel and stock-based compensation expense, as a result of our strategic reset in January 2019, partially offset by higher professional services.

Loss on Impairment of Intangible Assets

Loss on impairment of intangible assets was $5.0 million for the three months ended September 30, 2019. There was no loss recorded in the same quarter in prior years. The loss was recorded due to our decision to discontinue one of our acquired early research programs in the third quarter of 2019 resulting in impairment of the Acquired IPR&D asset.

Interest Income

Interest income was $1.4 million for the three months ended September 30, 2019, an increase of $13,000 compared to the three months ended September 30, 2018. The increase for the three months ended September 30, 2019 was primarily due to favorable interest rates.

Income Tax Benefit

Income tax benefit was $2.3 million for the three months ended September 30, 2019 compared to an income tax benefit of $385,000 for the three months ended September 30, 2018. The change was primarily related to a $2.2 million reduction in the deferred tax liability associated with the impairment of our Acquired IPR&D intangible assets.

Comparison of the Nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$13,625	$12,329	$1,296
Total revenue	13,625	12,329	1,296
Operating expenses:
Research and development	51,916	58,223	(6,307)
General and administrative	25,845	27,021	(1,176)
Loss on impairment of intangible assets	5,006	—	5,006
Amortization of intangible assets	417	443	(26)
Total operating expenses	83,184	85,687	(2,503)
Loss from operations	(69,559)	(73,358)	3,799
Interest income	4,334	3,892	442
Other loss, net	(54)	(15)	(39)
Loss before income tax	(65,279)	(69,481)	4,202
Income tax benefit	2,322	444	1,878
Net loss	$(62,957)	$(69,037)	$6,080

Revenue

Total revenue was $13.6 million for the nine months ended September 30, 2019, an increase of $1.3 million compared to the nine months ended September 30, 2018. The increase was primarily due to ratable recognition of the upfront milestone payment received under our Lilly collaboration.

Research and Development Expenses

The following table summarizes our research and development costs by program incurred during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
APRIL	$14,772	$8,671	$6,101
STING	9,755	6,301	3,454
cGAS-STING	3,388	3,123	265
Other R&D	13,135	26,633	(13,498)
Subtotal	41,050	44,728	(3,678)
Stock-based compensation	5,301	7,514	(2,213)
Facility costs	5,565	5,981	(416)
Total research and development	$51,916	$58,223	$(6,307)

Research and development expenses allocated to our programs were $52.0 million for the nine months ended September 30, 2019, a decrease of $6.3 million compared to the nine months ended September 30, 2018. The decrease was primarily due to lower costs related to our programs that are winding down partially offset by higher costs as a result of focused spending towards our STING and APRIL programs.

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Clinical trial and research expenses	$22,494	$23,409	$(915)
Compensation and related personnel costs	13,790	16,070	(2,280)
Facility costs	5,565	5,981	(416)
Stock-based compensation expense	5,301	7,514	(2,213)
Professional services	4,163	4,644	(481)
Other	603	605	(2)
Total research and development	$51,916	$58,223	$(6,307)

Research and development expenses were $52.0 million for the nine months ended September 30, 2019, a decrease of $6.3 million compared to the nine months ended September 30, 2018. The decrease was primarily due to lower personnel and stock-based compensation expense as a result of our strategic reset in January 2019. In addition, we had lower facility costs due to sublease income.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Professional services	$9,332	$8,869	$463
Compensation and related personnel costs	7,079	7,755	(676)
Stock-based compensation expense	4,813	5,958	(1,145)
Facility costs	2,734	2,955	(221)
Other	1,887	1,484	403
Total general and administrative	$25,845	$27,021	$(1,176)

General and administrative expenses were $25.8 million for the nine months ended September 30, 2019, a decrease of $1.2 million compared to the nine months ended September 30, 2018. The decrease was primarily due to lower personnel and stock-based compensation expense, as a result of our strategic reset in January 2019, partially offset by higher professional services.

Loss on Impairment of Intangible Assets

Loss on impairment of intangible assets was $5.0 million for the nine months ended September 30, 2019. There was no loss recorded in the same period in prior years. The loss was recorded due to our decision to discontinue one of our acquired early research programs in the third quarter of 2019 resulting in impairment of the Acquired IPR&D asset.

Interest Income

Interest income was $4.3 million for the nine months ended September 30, 2019, an increase of $0.4 million compared to the nine months ended September 30, 2018. The increase for the nine months ended September 30, 2019 is primarily due to favorable interest rates.

Income Tax Benefit

Income tax benefit was $2.3 million for the nine months ended September 30, 2019 compared to an income tax benefit of $444,000 for the nine months ended September 30, 2018. The change was primarily related to a $2.2 million reduction in the deferred tax liability associated with the impairment of our Acquired IPR&D intangible assets.

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock and proceeds from our collaboration and license agreements. At September 30, 2019, we had cash, cash equivalents and short term and long term marketable securities of $235.4 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2022. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

In August 2017, we entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, acting as sales agent. We agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the nine months ended September 30, 2019. As of September 30, 2019, we had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(43,439)	$(67,666)
Investing activities	(29,700)	33,040
Financing activities	696	(1,787)
Effect of exchange rate changes	(262)	(450)
Net change in cash, cash equivalents, and restricted cash	$(72,705)	$(36,863)

Operating Activities

Net cash used in operating activities was $43.4 million for the nine months ended September 30, 2019, compared to $67.7 million for the nine months ended September 30, 2018. Net cash used in operating activities was lower primarily due to receipt of $12.0 million from Lilly under our collaboration.

Investing Activities

Net cash used in investing activities was $29.7 million for the nine months ended September 30, 2019, compared to net cash provided by investing activities of $33.0 million for the nine months ended September 30, 2018. The change was primarily due to a higher level of purchases of marketable securities in 2019 as compared to 2018.

Financing Activities

Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2019, compared to $1.8 million used in financing activities for the nine months ended September 30, 2018. The change is primarily due to the payment of contingent consideration of $3.5 million during the nine months ended 2018 partially offset by proceeds from the issuance of common stock under our stock incentive plans.

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

Effective September 30, 2019, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), the standard update that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In performing the quantitative impairment analysis for goodwill as of September 30, 2019, the fair value of our single reporting unit exceeded carrying value by 4.0%. If certain assumptions regarding a control premium were used, this percentage would increase. If our stock price were to experience a sustained significant decline, or other macroeconomic factors that affect the value of the reporting unit, impairment charges could be recorded. Refer to Footnote 2 and Footnote 5 in the footnotes of the condensed consolidated financial statements for additional information.

There have been no other material changes in our critical accounting policies during the nine months ended September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2019:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$1,389	$10,979	$11,030	$35,836	$59,234
Total contractual obligations	$1,389	$10,979	$11,030	$35,836	$59,234

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

On September 30, 2019, we adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350). The adoption of this standard did not have a material impact on our condensed consolidated financial statements. Refer to Note 2 – Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) for further discussion.

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

Furthermore, we have positions in financial instruments including corporate debt securities and similar financial instruments. Financial markets are volatile and the markets for asset backed or similar securities could be illiquid. The value of these securities will continue to be impacted by external market factors. Should we need to convert these positions to cash, we may not be able to sell these instruments without significant losses or other market considerations.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of common stock, and licensing agreements with pharmaceutical partners. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We incurred a net loss of $21.0 million and $23.1 million for the three months ended September 30, 2019 and 2018, respectively, and $63.0 million and $69.0 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, we had an accumulated deficit of $467.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At September 30, 2019, our cash and cash equivalents and marketable securities were $235.4 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

On January 30, 2019, we announced a strategic reset to focus on Aduro’s core strengths – discovery and development of novel product candidates in the Stimulator of Interferon Genes (STING) and A Proliferation Inducing Ligand (APRIL) pathways. The success of this strategic reset will depend on our ability to successfully redirect resources to development of STING and APRIL product candidates, retain senior management and other highly qualified personnel and generate multiple clinical data readouts over the next several years. Also on January 30, 2019, as a result of our strategic reset, we announced that we reduced our workforce by approximately 37%. Our workforce after these actions may not be sufficient to fully execute our strategy, and we may not be able to effectively attract or retain senior management or other qualified employees needed to implement this strategy. If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.

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

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. As previously disclosed, our Interim Chief Financial Officer has notified us of his intent to resign effective as of the later of the filing of this Quarterly Report on Form 10-Q or the appointment of his successor. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.

We may need to grow the size of our organization in the future, and we may experience difficulties in managing this growth.

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

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates, in some cases on a patient by patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is in Northern California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, in connection with our acquisition of Aduro Biotech Europe we have incurred impairment charges of $9.0 million and related reductions deferred tax benefit of $2.2 million. Further, our acquisition of Aduro Biotech Europe may not result in any product candidates that are safe and effective, or approved for sale. Additionally, foreign acquisitions, including our acquisition of Aduro Biotech Europe, are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries. See also the risk factor titled, “Impairment of goodwill and other intangible assets may result in significant impairment charges, which would adversely affect our financial condition and results of operations.”

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Health Care Reform Law, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect in Europe. The GDPR is directly applicable in each EU member state and applies to companies established in the EU as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. In addition, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

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

Impairment of goodwill and other intangible assets may result in significant impairment charges, which would adversely affect our financial condition and results of operations.

Goodwill and other intangible assets represent a significant portion of our assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review our goodwill and acquired IPR&D intangible assets at least annually for impairment. Impairment may result from, among other things, failure to realize the anticipated benefits of past or any future acquisitions or strategic transactions, decisions to discontinue acquired businesses or assets, deterioration in our stock price, adverse market conditions and adverse changes in applicable laws or regulations. For example, in connection with our acquisition of Aduro Biotech Europe we have incurred impairment charges and related deferred tax benefit. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations.

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

If our stock price trades below $1.00 for 30 consecutive trading days, our common stock may be subject to delisting from the Nasdaq Global Select Market.

If at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Global Select Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance, which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. As of November 6, 2019, our stock had traded at a 52-week low of $0.90 per share, and a 52-week high of $4.59 per share. Our closing share price on November 6, 2019, was $1.11.

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

Aduro Biotech, Inc.
Date: November 7, 2019	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: November 7, 2019	By:	/s/ James Welch
James Welch
Interim Chief Financial Officer
(Principal Financial Officer)