Form 10-K
period 2019-12-31
ADURO BIOTECH, INC.
filed 2020-03-09
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2019, based on the closing price of the shares of common stock on the Nasdaq Stock Market for such date, was $100,194,037.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2020 was 80,754,155.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the potential of our technologies and our ability to execute on our corporate strategy;
•	our ability to fund our working capital needs into 2023;
•	our ability to develop and commercialize our product candidates;
•	our ability to use and expand our technologies to build a pipeline of product candidates;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	the strength and breadth of our patent portfolio;
•	the potential for receipt of additional milestone payments;
•	our ability to obtain and adequately protect intellectual property rights for our product candidates;
•	our continued reliance on third parties for manufacturing our product candidates, conducting our clinical trials and certain research activities;
•	our ability to in-license, acquire or invest in complementary businesses, technologies, products or assets to further expand or complement our portfolio of product candidates;
•	expected timing of our clinical trials;
•	the timing and availability of results of our clinical trials and those of our collaborators; and
•	our ability to extend our operating capital.

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

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that are designed to harness the body's natural immune system for the treatment of patients with challenging diseases. Our primary technologies related to the cyclic GMP-AMP Synthase – Stimulator of Interferon Genes (cGAS-STING) and A Proliferation Inducing Ligand (APRIL) pathways have led to what we believe is a strong pipeline of clinical candidates that are being investigated in cancer, autoimmune and inflammatory diseases. We are collaborating with leading global pharmaceutical companies to help expand and drive our product pipeline. Our strategy is to rapidly advance first- or best-in-class therapies from our STING and APRIL technologies through clinical development and regulatory approval.

Our STING pathway activator technology is designed to activate the intracellular STING receptor, which may result in a potent tumor-specific immune response. We are developing STING pathway activator product candidates in oncology under our worldwide collaboration with Novartis Pharmaceuticals Corporation, or Novartis. ADU-S100 (MIW815), the first STING pathway activator to enter the clinic, is being investigated in a Phase 2 clinical trial of ADU-S100 in combination with KEYTRUDA® (pembrolizumab), an approved anti-PD-1 monoclonal antibody, as first-line treatment for patients with recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN). We are preparing to initiate a Phase 1 clinical trial of ADU-S100 as a single agent administered intravesically in patients with non-muscle invasive bladder cancer (NMIBC) who are unresponsive to Bacillus Calmette-Guerin (BCG), an approved intravesical immunotherapy, in the second half of 2020. ADU-S100 (MIW815) has also been evaluated in a Phase 1 clinical trial as a single agent and in a Phase 1b combination trial with spartalizumab (PDR001), an investigational anti-PD-1 monoclonal antibody, in patients with cutaneously accessible metastatic solid tumors or lymphomas.

APRIL is a soluble factor that binds to B-cell maturation antigen, or BCMA, and transmembrane activator and CAML interactor, or TACI, receptors thereby inducing signaling, and is believed to be implicated in IgA nephropathy and other indications. BION-1301, a first-in-class fully blocking monoclonal antibody that blocks APRIL binding to both the BCMA and TACI receptors, is being evaluated in an ongoing Phase 1 clinical trial in healthy volunteers and patients with IgA nephropathy.

In addition to our current STING pathway product candidates that activate the STING receptor, we are developing product candidates that are designed to prevent or control immune responses through the STING pathway as part of our cGAS-STING pathway inhibitor program under a research collaboration and exclusive license agreement with Eli Lilly and Company, or Lilly. Our cGAS-STING pathway inhibitor program involves the research and development of novel inhibitor product candidates for autoimmune and other inflammatory diseases.

We have intellectual property protection on our STING and APRIL technologies and each of our product candidates, some of which we believe can be maintained into 2040.

Our Strategy

We aim to discover, develop and commercialize therapies to treat challenging diseases based on our cGAS-STING and APRIL pathway technologies. Key elements of our strategy include:

•

Rapidly advance therapies from our STING and APRIL technologies through discovery, clinical development and regulatory approval. We are developing novel drug candidates by leveraging our proprietary technologies and understanding of the cGAS-STING and APRIL pathways. We have proprietary technologies that we believe can generate novel and combinable therapies to target disease indications with significant unmet medical need.

•

Expand on the value of our product candidates through partnerships. We may decide to selectively partner product candidates in certain geographies and where we believe a partner could bring additional resources and expertise to maximize the value of our product candidates. We have strategic partnerships with Novartis for STING pathway activator product candidates in oncology, Lilly for cGAS-STING pathway inhibitor product candidates in autoimmune and inflammatory diseases and Merck Sharp and Dohme B.V., or Merck, to advance an anti-CD27 agonist. We believe these partnerships have the potential to drive significant value through the extensive capabilities of these organizations.

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

Our Pipeline

STING Pathway Technology

We believe key attributes of our STING pathway technology include:

•	Early Evidence of Potency. Our STING pathway activator product candidates have demonstrated significant anti-tumor activity in preclinical studies as well as early signs of clinical activity.
•

Novel Mechanism. Our STING Pathway activator product candidates are designed to initiate broad and strong innate and adaptive immune responses through the activation of the STING receptor signaling pathway.

•

Versatility of Delivery. We believe our STING pathway activator product candidates can be delivered via intratumoral injection, intravesical instillation and via new systemic delivery formulations and other novel modalities.

•

Combinability. Based on their mechanism of action and results from preclinical studies and observations from early clinical studies, we believe our STING pathway activator product candidates may exert synergistic or additive benefit when combined with conventional and novel therapies, such as chemotherapy, radiotherapy and checkpoint inhibitors, among others.

•	Ease of Manufacture. Our STING pathway activator product candidates are small molecules manufactured through a relatively simple and cost-effective process.
•	Broad Applicability. We believe our STING pathway product candidates have broad application in oncology as well as autoimmune and inflammatory diseases (cGAS-STING pathway antagonist program).

The STING receptor is known to be a central mediator of innate immunity and is critical for immune surveillance. Ongoing advancements reported in numerous leading scientific journals have generated significant interest and rationale for targeting the STING receptor as a novel therapeutic approach to immuno-oncology. We are developing a portfolio of synthetic proprietary small molecule immune modulators that target and activate the STING receptor with application across diverse diseases. The STING receptor is generally expressed at high levels in immune cells, including dendritic cells, or DCs, that are critical for tumor antigen-presentation, and many other cells in the body. Once activated, the STING receptor initiates a profound innate immune response, inducing the expression of a broad profile of cytokines, including interferons and chemokines. In addition to this cytokine profile, the enhanced tumor antigen-presenting capacity subsequently has been demonstrated in preclinical models to lead to the development of an effective tumor antigen-specific T cell adaptive immune response.

Natural ligands for STING occur in cells as cyclic dinucleotides, or CDNs, either produced by bacteria infecting a host cell or by mammalian cells through the upstream enzyme, cGAS, upon sensing the presence of double-stranded (ds) DNA in the cytosol. Endogenously produced CDNs, including 2’,3’ cGAMP, bind with high affinity and activate all known human allelic variant STING proteins. We are advancing through development novel synthetic STING pathway product candidates with further improved properties that potently activate all STING proteins.

STING Pathway Activator Product Candidates

We envision multiple STING pathway product opportunities, particularly in combination with other treatments. In preclinical animal models, our data have shown that our proprietary STING pathway activator product candidates can be combined with checkpoint inhibitors such as those targeting PD-1 and CTLA-4, and conventional cancer treatments such as chemotherapy and radiotherapy.

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

ADU-S100 Preclinical Studies

In preclinical mouse tumor models, intratumoral (IT) injection of ADU-S100 induced tumor shrinkage and generated substantial immune responses capable of providing long-lasting systemic antigen-specific T cell immunity to prevent further growth of distal, untreated tumor metastases, sometimes referred to as an abscopal effect. Preclinical tumor therapy experiments using ADU-S100 via intratumoral injection indicate that in addition to the production of IFN-β, activation of CD8+ T cell responses is a hallmark of successful STING pathway activator therapy leading to immune-mediated rejection of injected and distant tumors and long-term and systemic immunity. We therefore believe ADU-S100 has the potential to bridge innate to adaptive immunity in tumors that are not otherwise rejected.

ADU-S100 directly activates natural killer cells and could potentially enhance Antibody-Dependent Cellular Cytotoxicity, or ADCC, representing an important mechanism of action of several established monoclonal antibody cancer therapies. Therefore, another opportunity could be to conjugate our STING pathway activator product candidates to enhance ADCC.

We are advancing development of ADU-S100 in clinical trials designed to further assess its potential.

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

Phase 2 ADU-S100 in Combination with anti-PD-1 antibody in SCCHN (Ongoing)

In September 2019, we initiated a Phase 2 clinical trial of ADU-S100 in combination with KEYTRUDA® (pembrolizumab), an approved anti-PD-1 monoclonal antibody, as first-line treatment for patients with recurrent or metastatic SCCHN. The Phase 2, open-label, multicenter trial is designed to evaluate the efficacy and safety of ADU-S100 (MIW815) administered intratumorally in combination with pembrolizumab in the first-line setting. The planned population will consist of 34 adults with PD-L1 positive recurrent or metastatic head and neck cancer.

Non-Muscle Invasive Bladder Cancer Overview

Globally, bladder cancer accounts for approximately 390,000 cases and 150,000 deaths each year. In developed areas of the world, such as North America and Western Europe, these bladder cancers are predominantly urothelial. Approximately 70 percent of new urothelial bladder cancer cases are classified as non-muscle invasive. Non-muscle invasive bladder cancer, or NMIBC, includes Ta (papillary), T1 (submucosal invasive) tumors, and Tis (carcinoma in situ), which account for approximately 70, 20, and 10 percent of non-muscle invasive cancers, respectively. NMIBC is a local, superficial disease in which ablation of the tumor may be sufficient to control the disease. Bacillus Calmette-Guerin (BCG) is the most commonly used agent for intravesical therapy. The American Urological Association (AUA), American Association of Clinical Urologists (AACU), Bladder Cancer Advocacy Network (BCAN), Society of Urologic Oncology (SUO), the Large Urology Group Practice Association (LUGPA) and the Urology Care Foundation (UCF) remain concerned about a global shortage of BCG and its effects on the care of bladder cancer patients. The global shortage of BCG due to the growing use and need for this product around the world is a significant issue, and additional treatment options are needed.

Scientific Rationale for Preclinical Studies of ADU-S100 in NMIBC

ADU-S100 is a small molecule with potential to induce a local innate immune response in patients with NMIBC. Patients who are unresponsive to BCG have a tumor microenvironment enriched with ADU-S100 targets. In addition, mechanisms leading to a BCG-refractory state may not interfere with a response to ADU-S100. As a result, there is potential for a single agent therapeutic application of ADU-S100 in patients with BCG-refractory NMIBC. Given intravesical administration is the current standard of care, it is an attractive alternative to systemic delivery. BCG-refractory patients constitute a high unmet medical need recognized by the FDA with an approval pathway outlined in guidance from February 2018.

In preclinical models, ADU-S100 activates an immune response in the bladder after intravesicular delivery and controls tumors. We have demonstrated preclinical anti-tumor efficacy in the standard orthotopic model (MB49 bladder tumor). Local cytokine induction was observed with intravesicular delivery of ADU-S100.

We are preparing to initiate a Phase 1 clinical trial of ADU-S100 as a single agent administered intravesically in patients with NMIBC who are unresponsive to BCG in the second half of 2020.

Systemic STING Agonists

We continue to jointly pursue STING pathway activation through systemic delivery as a therapeutic strategy under our collaboration and license agreement with Novartis.

cGAS-STING Pathway Inhibitor Program

We are also pursuing product opportunities that inhibit or antagonize the STING pathway. According to recent publications, over-production of type I IFN has been linked to the pathophysiology of several autoimmune and inflammatory diseases. Furthermore, genetic mutations found in proteins regulating the STING pathway were linked to certain inflammatory diseases, including severe childhood inflammatory syndromes.

Our cGAS-STING pathway inhibitor product candidates are small molecules that are being designed to bind and block the pathway to reduce excessive type I interferon production that drive certain autoimmune and inflammatory diseases. These small molecules originate from several high throughput screens and are further optimized to impart adequate potency and systemic bioavailability. We believe these product candidates may have broad application in the treatment of autoimmune and inflammatory diseases. In December 2018, we entered into a research collaboration and exclusive license agreement with Lilly for our cGAS-STING Pathway Inhibitor program for the research and development of novel product candidates for autoimmune and other inflammatory diseases.

APRIL Pathway Technology

We believe key attributes of our APRIL pathway technology include:

•

Early Evidence of Potency. BION-1301, a humanized antibody that blocks APRIL from binding to both the BCMA and TACI receptors, has been shown in preclinical studies to reduce serum IgA levels in mice and monkeys, demonstrating compelling rationale for its use in IgA nephropathy.

•	Novel Mechanism. Blocking APRIL is a distinct approach to inhibit its activity on both the BCMA and TACI receptors that appears to have immunomodulatory properties.
•	Versatility. APRIL is implicated in the pathogenesis of multiple indications including IgA nephropathy and other diseases that involve plasma cells.
•	Ease of Manufacture. BION-1301 is a biologic that can be manufactured through well-established processes.
•	Broad Applicability. BION-1301 is a monoclonal antibody, an established therapeutic class to treat cancer as well as autoimmune diseases.

Patients with IgA nephropathy have significantly higher levels of APRIL than healthy controls, and higher APRIL levels in these patients correlates with poor prognosis in the form of increased galactose-deficient immunoglobulin A (Gd-IgA), increased proteinuria and decreased estimated glomerular filtration rate (eGFR). Gd-IgA is recognized as a critical autoantigen to which IgA nephropathy patients develop autoantibodies, resulting in the formation and deposition of immune complexes in the kidneys, which ultimately causes local inflammation and functional damage. We know from published literature that APRIL is a soluble factor that functions via binding to the BCMA and TACI receptors, and that APRIL critically drives IgA class switching through TACI and survival of IgA-producing plasma cells through BCMA. Our experiments demonstrate that blocking APRIL inhibits the survival and immunoglobulin production of human plasma cells. We have also demonstrated that IgA-producing plasma cells are more sensitive to immunomodulation by BION-1301, possibly due to their enhanced expression of TACI and BCMA. BION-1301 also downregulates IgG- and IgM-producing plasma cells, which is critical because autoantibodies targeting Gd-IgA can be of all Ig classes. Blocking APRIL is a distinct approach to potentially downmodulate two key processes in the pathogenesis of IgA nephropathy: reducing circulating levels of IgA, Gd-IgA and anti-Gd-IgA autoantibodies as well as immune complex formation. We believe BION-1301 represents the first potential disease-modifying treatment for IgA nephropathy.

APRIL Product Candidates

BION-1301

BION-1301 is a first-in-class, humanized IgG4 monoclonal antibody that fully blocks APRIL binding to both the BCMA and TACI receptors and is being developed as a novel therapy for IgA nephropathy.

Preclinical studies have demonstrated that BION-1301 binds to a specifically defined epitope on APRIL, resulting in complete blockade of APRIL-induced receptor activation. Dosing of BION-1301 in non-human primates led to a significant reduction of blood IgA levels and established a favorable safety profile. Additional preclinical studies demonstrated that hAPRIL transgenic mice produce rising levels of IgA as well as IgA deposits in the kidney. Administration of mouse anti-human APRIL was shown to reduce levels of IgA in both the serum and the kidney. In patients with IgA nephropathy, BION-1301 has the potential to neutralize APRIL, inhibit secretion of Gd-IgA, and thereby reduce immune complex formation and kidney deposition. BION-1301 is currently being evaluated in a Phase 1 clinical trial.

IgA Nephropathy Overview

IgA nephropathy is a chronic autoimmune kidney disease characterized by the accumulation of autoantibodies binding to Gd-IgA, ultimately leading to the deposition of immune complexes in the glomeruli of the kidneys. This results in inflammation that damages the glomeruli, causing proteinuria and microscopic hematuria. As the disease advances, patients with IgA nephropathy may require dialysis or kidney transplantation. There is no available treatment to reduce production of Gd-IgA associated with IgA nephropathy.

Up to approximately 50 percent of patients with IgA nephropathy progress to end-stage renal disease (ESRD) within 20 years. No cure currently exists for IgA nephropathy and treatments are targeted towards preventing progression to ESRD and alleviating symptoms. IgA nephropathy is the most prevalent primary chronic glomerular disease worldwide. While prevalence varies geographically, biopsy and dialysis registry data suggest a higher incidence of IgA nephropathy in East Asian populations and lower incidence in African populations. Variations in disease prevalence may reflect regional differences in screening for kidney disease and kidney biopsy practices. Many patients with IgA nephropathy are detected on routine urine screening because their only clinical manifestation is asymptomatic hematuria and/or proteinuria. Prevalence may therefore appear to be higher in countries with an active urine testing program and a low threshold for the performance of renal biopsy in patients with isolated asymptomatic hematuria, such as Japan and Korea, where testing is routinely performed in schools and in the workplace. Conversely, clinicians in North America seldom biopsy a patient with isolated hematuria or mild proteinuria, resulting in an apparently lower disease prevalence.

Phase 1 BION 1301 in IgA Nephropathy (Ongoing)

In the first half of 2019, we initiated a Phase 1 clinical trial of BION-1301 in IgA nephropathy in healthy volunteers. As part of this study protocol, we will begin dosing IgA nephropathy patients in the first half of 2020. The primary objectives of this clinical trial are to:

•	Assess the safety profile of BION-1301 in healthy volunteers and IgA nephropathy patients,
•	Determine the PK/PD relationship in healthy volunteers and IgA nephropathy patients, and
•	Establish proof-of-mechanism: reduction in IgA in healthy volunteers and/or a reduction in Gd-IgA in IgA nephropathy patients.

Other Programs

Anti-CD27 Agonist

CD27 is a co-stimulatory receptor expressed on different immune cells, such as T-lymphocytes and NK (natural killer) cells. It has been recognized as having an important role in priming, enhancing and sustaining a productive anti-cancer (CD8+ T-cell) adaptive immune response. In preclinical studies, anti-CD27 activation was shown to enhance T-cell response, which in combination with immune checkpoint inhibition demonstrated the ability to achieve complete tumor eradication.

In 2014, we entered into a worldwide exclusive license agreement with Merck for the development and commercialization of anti-CD27 agonists, including MK-5890, which was identified with our proprietary B-select monoclonal antibody technology. MK-5890 is a humanized agonist monoclonal antibody that binds to CD27 to provide a costimulatory signal that enhances T-cell-mediated responses. MK-5890 is currently being evaluated by Merck in a Phase 1 clinical trial for the treatment of advanced solid tumors and in a Phase 2 clinical trial in combination with pembrolizumab in patients with advanced squamous or non-squamous NSCLC that have been previously treated with anti-PD-L1 therapy.

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

Through licensing and through developing our own portfolio, we have rights to more than 150 issued patents and more than 250 pending applications in the United States and foreign countries. Patent families within the portfolio are directed to our STING and APRIL technologies as well as our other non-core programs.

STING Pathway Technology

We own and license families of patents and patent applications directed to our STING pathway product candidates, which expire, or if issued would expire, between 2025 and 2040. In particular, we own four issued U.S. patents, seven pending U.S. patent applications, including corresponding foreign issued patents and pending patent applications, two priority filings, and four international filings directed to stereochemically pure cyclic purine dinucleotides and certain other substituted cyclic purine dinucleotides, and uses and derivatives thereof, which if issued would expire between 2033 and 2040, not including any patent term extensions that may be available under U.S. or foreign laws and assuming continued payment of any applicable fees. Within this portfolio are U.S. and foreign patent applications directed to compositions and methods for activating STING utilizing our STING pathway product candidates that are jointly owned with the Regents of the University of California, and which, if issued, would expire in 2034, and U.S., International and foreign patent applications directed to certain cyclic purine dinucleotides, and uses and derivatives thereof, that are jointly owned with Novartis, which, if issued, would expire in between 2036 and 2039. We also license a family of patents from Karagen Pharmaceuticals directed to certain STING pathway molecules and their use in modulating immune response in a patient, which expire in 2025, not including any patent term extensions that may be available under U.S. laws and assuming continued payment of any applicable fees; a family of patents from the Regents of the University of California also directed to certain STING pathway molecules and their uses that, if issued, would expire in 2034; and a family of patents from a consortium of universities led by Memorial Sloan Kettering also directed to certain STING pathway molecules and their uses, with three issued U.S.

patents, one pending U.S. patent application and corresponding foreign issued patents and pending patent applications that, if issued, would expire in 2034.

Antibody Product Candidates

We own seven issued U.S. patents, five pending U.S. patent applications, including corresponding foreign issued patents and pending patent applications, and one International filing to cover our antibody product candidates and use thereof. The issued U.S. patents that we own expire between 2030 and 2037, not including any patent term extensions that may be available under U.S. laws. Regarding the pending patent applications, if these claims were to be issued, they would expire between 2034 and 2040.

cGAS-STING Pathway Inhibitor Program

We own two issued U.S. patents and corresponding issued foreign patents, one pending U.S. patent application, and three International filings to cover our cGAS-STING Pathway Inhibitor product candidates and use thereof. The issued U.S. and foreign patents that we own expire in 2034, not including any patent term extensions that may be available under U.S. and foreign laws. Regarding the pending patent applications, if these claims were to be issued, they would expire in 2038 or 2039.

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

We are responsible for 38% of the joint development costs worldwide and Novartis is responsible for the remaining 62% of the joint development costs worldwide; provided that under the agreement either party may opt out of early stage clinical trials subject to an obligation to fund and participate in any pivotal trials and reimburse certain early development costs if development of the product progresses into pivotal trials.

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

In December 2019, Novartis removed ADU-S100 (MIW815), from its portfolio based on clinical data generated to date. This decision was not the result of any safety concern. Novartis has begun winding down the ongoing Phase 1b dose escalation clinical trial to evaluate the safety and preliminary efficacy of ADU-S100 in combination with spartalizumab (PDR001), Novartis’ investigational anti-PD-1 monoclonal antibody, in advanced, metastatic treatment-refractory solid tumors or lymphomas, and no dose expansion cohorts will be opened. Novartis is also terminating enrollment of the ongoing Phase 1 clinical trial arm evaluating ADU-S100 in relapsed and refractory melanoma in combination with YERVOY® (ipilimumab), an approved anti-CTLA-4 antibody. Per protocol, patients currently enrolled or consented in these trials will remain on treatment until progression or toxicity.  The SCCHN and NMIBC studies evaluating ADU-S100 are being solely funded by Aduro. Under the terms of the collaboration and license agreement, if Novartis opts out of funding an early stage clinical trial and the product progresses into a pivotal clinical trial, then Novartis would be required to fund and participate in the pivotal clinical trial, and Novartis may have certain reimbursement obligations for prior development expenses for the early stage clinical trial.

The collaboration and license agreement between Novartis and Aduro remains in effect, and both parties continue to jointly pursue STING pathway activation through systemic delivery as a therapeutic strategy.

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

Since the execution of the Merck Agreement, we have received $5.0 million in connection with achievement of development milestones for our anti-CD27 antibody. In February 2020, we earned an additional $10 million development milestone payment for the initiation of a Phase 2 clinical trial of anti-CD27 antibody (Note 16). Under the Merck Agreement we are eligible to receive future contingent payments, including up to $297.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties in the mid-single digits to low teens based on net sales of the product.

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

UCB Vance Agreement

In September 2014, we entered into a license agreement with UC Berkeley, or UCB, granting us an exclusive, worldwide sublicenseable license under certain patent rights covering the use of the STING Activator molecules that activate the STING receptor to make, develop, use and commercialize products, to practice methods and to offer services, in each case that are covered by the licensed patent rights, in all fields of use. Under this agreement, or the UCB Vance Agreement, we are obligated to use commercially reasonable efforts to develop, manufacture and sell licensed products and services and are obligated to achieve specified development and regulatory milestones by specified dates.

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

Our competitors in the STING pathway activator technology include Merck & Co., Inc., Bristol-Myers Squibb Company/IFM Therapeutics, GlaxoSmithKline plc, Synlogic, Inc., Spring Bank Pharmaceuticals, Inc., Codiak Biosciences, Inc., Eisai, Co., Ltd./H3 Biomedicine, Inc., AbbVie (following its acquisition of Mavupharma), Curadev, Trillium Therapeutics Inc., Mersana Therapeutics, Stingray Therapeutics, Ryvu Therapeutics, Cancer Therapeutics CRC, ImmuneSensor Therapeutics, Nimbus Therapeutics and STINGINN LLC. Our competitors for the anti-APRIL program include Otsuka Pharmaceutical Co., Ltd. (following its acquisition of Visterra, Inc.) and Merck KGaA (EMD Serono). Our competitors for the cGAS-STING pathway inhibitor program include Pfizer Inc., Spring Bank Pharmaceuticals, Inc., GlaxoSmithKline plc, Curadev, Sirenas, LLC, Nimbus Therapeutics/Bristol-Myers Squibb Company, IFM Due (a subsidiary of IFM Therapeutics, LLC), AbbVie (following its acquisition of Mavupharma), ImmuneSensor Therapeutics and STINGINN LLC. While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, among others. Any product candidates that we successfully develop and commercialize will compete with existing and new therapies that may become available in the future. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products.

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

•

submission to the FDA of a biologics license application, or BLA, for any biologic or a new drug application, or NDA, for any drug we seek to market that includes substantive evidence of safety, purity and potency, or safety and effectiveness from results of nonclinical testing and clinical trials;

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

Within 60 days following submission of the application, the FDA reviews a BLA or NDA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA or NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA or NDA may be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA or NDA. Under PDUFA, the FDA has agreed to certain performance goals to complete the review of BLAs. The FDA may give a priority review designation to biological products that offer significant improvements in safety or efficacy, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six- and ten-month review periods are measured from the “filing” date rather than the receipt date for original BLAs, which typically adds approximately two months to the timeline for review and decision from the date of submission.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA or NDA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act and our business. Thus, the full impact of the Affordable Care Act (or other similar legislation) on our business remains unclear.

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

Employees

As of December 31, 2019, we had 96 full-time employees, 74 of whom were engaged in research and development activities and 22 of whom were engaged in finance, business development, facilities, human resources and administrative support. As of December 31, 2019, of our full-time employees, 26 hold Ph.D. or M.D. degrees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of common stock, and licensing agreements with pharmaceutical partners. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We incurred a net loss of $82.4 million, $95.4 million and $91.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, we had an accumulated deficit of $486.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At December 31, 2019, our cash and cash equivalents and marketable securities were $213.6 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Our corporate strategy and restructuring plan may not be successful.

On January 9, 2020, we announced a restructuring plan to further extend our operating capital and align personnel towards executing our clinical development strategy. The success of this restructuring will depend on our ability to reduce operating expenses, reduce our facilities footprint, close our operations in the Netherlands, retain senior management and other highly qualified personnel and generate multiple clinical data readouts over the next several years. In connection with the restructuring we intend to reduce our workforce by approximately 59%. Our workforce after these actions may not be sufficient to fully execute our strategy, and we may not be able to effectively attract or retain senior management or other qualified employees needed to implement this strategy. If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.

We intend to sublease a significant amount of space in our headquarters in Berkeley, California. If we are unable to sublease our facilities on favorable terms or if our subtenants are unable to meet their obligations under the subleases, we may be responsible for unexpected costs, which could impact our financial performance.

At December 31, 2019, we had approximately 110,853 square feet of leased space in Berkeley.  In connection with our restructuring plan, we expect to sublease a significant portion of our Berkeley facility to third parties.  In the event that we are unable to sublease our excess space on favorable terms, or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur substantial unanticipated payment obligations to landlord. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring or impairment reserves, which could have a material impact on our financial results.

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

A key element of our strategy is to use and expand our technologies to build a pipeline of product candidates, combine our product candidates with existing and novel therapies, and progress these product candidates and combinations through clinical development for the treatment of various diseases. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various indications, we may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenues in future periods. See also the risk factor titled, “Our corporate strategy and restructuring plan may not be successful.”

Clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. Our clinical trials may fail to demonstrate adequately the safety and efficacy of one or more of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective, or in the case of biologics, safe, pure and potent, for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, because our product candidates are based on new technologies and costs to treat potential side effects that may result from our product candidates are uncertain, our clinical trial costs may be significantly higher than for more conventional therapeutic technologies or drug products.

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that we will not face similar setbacks. Most product candidates that commence clinical trials are never approved as commercial products. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

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

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.  We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.  As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.  Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published.  As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials.  Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available.  Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.  Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock after this offering.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

To date, patients treated with our product candidates have experienced drug-related side effects or adverse events, or AEs, including AEs that were considered moderate or severe. Examples of the AEs experienced include among others, fevers, chills, injection sight pain, headaches, increased lipase and elevated amylase, tumor pain, dyspnea and respiratory failure. We cannot provide assurances that there will not be further adverse events.

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

We may encounter difficulties enrolling patients in our clinical trials.

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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used treatment methods, in some cases potential patients and their doctors may be inclined to use conventional therapies rather than enroll patients in our clinical trials.

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

We currently have no marketing capabilities and no sales or distribution capabilities and have no marketed products. We intend to develop an in-house commercial organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

We conduct clinical trials, and plan to seek regulatory approval of our product candidates, outside of the United States and, accordingly, we are subject to additional risks related to operating in foreign countries in conducting clinical trials and if we obtain the necessary approvals, including:

•

differing legal and regulatory requirements in foreign countries, including future legal and regulatory requirements of the United Kingdom (where we are conducting a clinical trial) following the withdrawal of the United Kingdom from the European Union;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•

economic weakness, including inflation, or political instability in particular foreign economies and markets, including any instability resulting from the withdrawal of the United Kingdom from the European Union;

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

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from natural or man-made disasters and geo-political actions, including pandemics, war and terrorism.

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

Many major multinational pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, universities and other research institutions continue to invest time and resources in developing novel approaches to immunotherapies. Promising results have spurred significant competition from major pharmaceutical and biotechnology companies alike. Our competitors in the STING pathway activator technology include Merck & Co., Inc., Bristol-Myers Squibb Company/IFM Therapeutics, GlaxoSmithKline plc, Synlogic, Inc., Spring Bank Pharmaceuticals, Inc., Codiak Biosciences, Inc., Eisai, Co., Ltd./H3 Biomedicine, Inc., AbbVie (following its acquisition of Mavupharma), Curadev, Trillium Therapeutics Inc., Mersana Therapeutics, Stingray Therapeutics, Ryvu Therapeutics, Cancer Therapeutics CRC, ImmuneSensor Therapeutics, Nimbus Therapeutics and STINGINN LLC. Our competitors for the anti-APRIL program include Otsuka Pharmaceutical Co., Ltd. (following its acquisition of Visterra, Inc.) and Merck KGaA (EMD Serono). Our competitors for the cGAS-STING pathway inhibitor program include Pfizer Inc., Spring Bank Pharmaceuticals, Inc., GlaxoSmithKline plc, Curadev, Sirenas, LLC, Nimbus Therapeutics/ Bristol-Myers Squibb Company, IFM Due (a subsidiary of IFM Therapeutics, LLC), AbbVie (following its acquisition of Mavupharma), ImmuneSensor Therapeutics and STINGINN LLC. While we believe that our product candidates, technology, knowledge and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies, among others. Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing, market access and manufacturing organizations and well-established sales forces.

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

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. As previously disclosed, our prior Interim Chief Financial Officer resigned effective as of January 22, 2020. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages or outages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates, in some cases on a patient by patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is in Northern California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

We have, and we may seek to enter into additional, collaboration agreements with other pharmaceutical or biotechnology companies. In the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner. For example, we have entered into a collaboration and license agreement with Novartis for the development and commercialization of STING Activator product candidates in oncology. Under this agreement, we have granted Novartis a co-exclusive license to develop such products worldwide and an exclusive license to commercialize such products outside of the United States. We have also entered into a research collaboration and exclusive license agreement with Lilly for our cGAS-STING Pathway Inhibitor program for the research and development of novel immunotherapies for autoimmune and other inflammatory diseases and a worldwide development and commercialization agreement with Merck for the development of an anti-CD27 antibody. Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. Any termination of our collaboration agreements, or a decision by a partner to reduce its development efforts under a collaboration agreement, will terminate or reduce the funding we may receive under the relevant collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs. For example, effective December 2019, Novartis determined to remove ADU-S100 from its portfolio and we are funding the current ADU-S100 trials on our own.

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

We depend and plan to continue to depend upon independent investigators, other third parties and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical and clinical trials under agreements with us. We have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We rely and plan to continue relying heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices, or GCP, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or any failure by these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of, or successfully commercialize, our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We rely on third party contract manufacturers to provide clinical supplies of our product candidates. If these parties do not successfully carry out their contractual duties or encounter problems in manufacturing our product candidates, it could increase our costs, limit supply of our product candidates and interfere with obtaining product commercialization approvals.

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, subsequent to our acquisition of Aduro Biotech Europe we have incurred intangible asset impairment charges of $9.0 million and related reductions in deferred tax benefit of $2.2 million related to the Aduro Biotech Europe business. Further, in January 2020, we announced plans to shut down our Netherlands operations, which could result in additional impairment and other charges and limit the further development of product candidates that originated from the Netherlands operations. While BION-1301 was originally developed by Aduro Biotech Europe, it is currently uncertain whether the efforts of our Aduro Biotech Europe acquisition will result in any product candidates that are ultimately approved for sale. Additionally, foreign acquisitions, including our acquisition of Aduro Biotech Europe, are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries. See also the risk factor titled, “Impairment of goodwill and other intangible assets may result in significant impairment charges, which would adversely affect our financial condition and results of operations.”

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy, time-consuming and inherently unpredictable, and we may experience significant delays in the clinical development and regulatory approval of our product candidates or ultimately be unable to obtain regulatory approval for our product candidates, in which case our business will be substantially harmed.

We will not be permitted to market any of our product candidates in the United States until approval from the FDA is received. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. We have not previously submitted a biologics license application, or BLA, or a new drug application, or NDA, to the FDA, or similar marketing applications filings to comparable foreign authorities. A BLA or NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency, or safety and effectiveness for each desired indication. The BLA or NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of immunotherapies for cancer. We also intend to obtain regulatory approval of future oncology product candidates regardless of cancer type or origin, which the FDA may have difficulty accepting if our clinical trials only involve cancers of certain origins. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

Requirements for the conduct of clinical trials in the European Union including GCP are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the EU member states. Under this system, approval must be obtained from the competent national authority of each EU. member state in which a study is planned to be conducted. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

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

In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval. We will also have to comply with requirements concerning advertising and promotion for any of our product candidates that receive regulatory approval.

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

Successful sales of our product candidates, if approved, depend, in part, on the availability of adequate insurance coverage and reimbursement from third-party payors. In addition, because our product candidates represent new treatments, we cannot accurately estimate the potential revenue from our product candidates.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year (this requirement was commonly referred to as the “individual mandate”). On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act and our business. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

•

the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), their immediate family members, certain other healthcare professionals starting in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” made to such physician owners;

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

In addition, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

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

•	We or our licensors might not have been the first to file patent applications covering certain of our inventions.
•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	It is possible that our pending patent applications will not lead to issued patents.
•	Issued patents that we own or have licensed may not provide us with any competitive advantages or may be held invalid or unenforceable as a result of legal challenges.
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

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. In addition, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income and its ability to utilize tax credit carryforwards. As of December 31, 2019, we reported U.S. federal, state and foreign NOLs of approximately $153.8 million, $107.8 million, and $66.5 million, respectively.

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), our ability to utilize NOL carryforwards or other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. We believe that we may have experienced an ownership change under Section 382, which will result in limitations in our ability to utilize net operating losses and credits. In addition, we may experience future ownership changes as a result of future offerings or other changes in the ownership of our stock. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized.

Impairment of goodwill and other intangible assets may result in significant impairment charges, which would adversely affect our financial condition and results of operations.

Goodwill and other intangible assets represent a significant portion of our assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review our goodwill and acquired IPR&D intangible assets at least annually for impairment. Impairment may result from, among other things, failure to realize the anticipated benefits of past or any future acquisitions or strategic transactions, decisions to discontinue acquired businesses or assets, deterioration in our stock price, adverse market conditions and adverse changes in applicable laws or regulations. For example, in 2018 and 2019, we have incurred IPR&D intangible impairment charges related to our acquired entity, Aduro Biotech Europe. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations.

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

If at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Global Select Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance, which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. As of December 31, 2019, our stock had traded at a 52-week low of $0.94 per share, and a 52-week high of $4.41 per share. Our closing share price on December 31, 2019 was $1.18.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We moved into our corporate office and laboratory facility located in Berkeley, California in August 2016. We lease approximately 110,853 square feet pursuant to an Office/Laboratory lease that was entered into in September 2015, or the Heinz Lease. We began incurring rent expense when the landlord delivered possession of the facility to us in March 2016. The Heinz Lease has an initial term of approximately thirteen and a half years expiring on December 31, 2029. We have the right to further extend the Heinz Lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term. We are subleasing approximately 30,052 square feet in our Heinz facility under subleases that expire on or before February 28, 2021.

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

On March 4, 2020, the last reported sale price of our common stock on the Nasdaq Global Select Market was $3.35 per share.

Holders of Record

As of March 4, 2020, we had 103 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements included elsewhere in this Annual Report of the Form 10-K. For discussion related to changes in financial condition and the results of operations for fiscal year 2017, refer to Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2018, which was filed with the Securities and Exchange Commission on February 27, 2019. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that are designed to harness the body's natural immune system for the treatment of patients with challenging diseases. Our primary technologies related to the cyclic GMP-AMP Synthase–Stimulator of Interferon Genes (cGAS-STING) and A Proliferation Inducing Ligand (APRIL) pathways have led to what we believe is a strong pipeline of clinical candidates that are being investigated in cancer, autoimmune and inflammatory diseases. We are collaborating with leading global pharmaceutical companies to help expand and drive our product pipeline. Our strategy is to rapidly advance first- or best-in-class therapies from our STING and APRIL technologies through clinical development and regulatory approval. Our lead STING pathway activator product candidate, ADU-S100 (MIW815), is designed to selectively modulate innate and adaptive immune responses to enhance immune control in oncology. Our anti-APRIL antibody product candidate, BION-1301, is designed to suppress the autoimmune response in patients with IgA nephropathy (IgAN).

Our STING pathway activator technology is designed to activate the intracellular STING receptor, which may result in a potent tumor-specific immune response. We are developing STING pathway activator product candidates in oncology under our worldwide collaboration with Novartis. ADU-S100 (MIW815), the first STING pathway activator to enter the clinic, is being investigated in a Phase 2 clinical trial of ADU-S100 in combination with KEYTRUDA® (pembrolizumab), an approved anti-PD-1 monoclonal antibody, as first-line treatment for patients with recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN). We are preparing to initiate a Phase 1 clinical trial of ADU-S100 as a single agent administered intravesically in patients with non-muscle invasive bladder cancer (NMIBC) who are unresponsive to Bacillus Calmette-Guerin (BCG), an approved intravesical immunotherapy, in the second half of 2020. ADU-S100 has also been evaluated in a Phase 1 clinical trial as a single agent and in a Phase 1b combination trial with spartalizumab (PDR001), an investigational anti-PD-1 monoclonal antibody, in patients with cutaneously accessible metastatic solid tumors or lymphomas.

APRIL is a soluble factor that binds to B-cell maturation antigen, or BCMA, and transmembrane activator and CAML interactor, or TACI, receptors thereby inducing signaling, and is believed to be implicated in IgA nephropathy and other indications. We are developing BION-1301, a first-in-class monoclonal antibody that fully blocks APRIL binding to both of its natural ligands, the BCMA and TACI receptors. BION-1301 is being evaluated in a Phase 1 clinical trial for the treatment of IgA nephropathy, a chronic autoimmune kidney disease with unclear causality. Because there currently are no approved therapies for IgA nephropathy with curative intent, we believe there is opportunity for BION-1301 to address a significant unmet patient need. We have completed dosing healthy volunteers in the first-in-human study of BION-1301 in IgA nephropathy and expect to begin dosing patients with IgA nephropathy in the first half of 2020.

In addition to our current STING pathway product candidates that activate the STING receptor, we are developing product candidates that are designed to prevent or control immune responses through the STING pathway as part of our cGAS-STING pathway inhibitor program under a research collaboration and exclusive license agreement with Eli Lilly and Company, or Lilly. Our cGAS-STING pathway inhibitor program involves the research and development of novel inhibitor product candidates for autoimmune and other inflammatory diseases.

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of common stock and licensing agreements with pharmaceutical partners. We incurred a net loss of $82.4 million and $95.4 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, our cash, cash equivalents and marketable securities totaled $213.6 million and our accumulated deficit was $486.9 million. We have intellectual property protection on our STING and APRIL programs and each of our product candidates, some of which we believe can be maintained into 2040.

In January 2020, the Company’s Board of Directors approved a restructuring to further extend the Company’s operating capital and align personnel towards executing the clinical development strategy. Under the restructuring plan, the Company intends to reduce its workforce by 51 employees (approximately 59% of total employees) and close the Aduro Biotech Europe headquarters in Oss, the Netherlands. The Company estimates that it will incur aggregate charges of approximately $6.1 million, including $2.0 million in one-time severance and employee termination related costs, approximately $3.8 million in one-time retention costs and relocation costs of approximately $0.3 million. The restructuring is expected to be substantially complete by the end of the third quarter 2020. The reduction in ongoing operating expenses is expected to extend our cash, cash equivalents and marketable securities into 2023, exclusive of potential future milestone payments from our partnerships with Novartis, Lilly and Merck.

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

We expect that any revenue we generate from our current collaboration, research and license agreements and any future collaboration partners will fluctuate from year to year as a result of the timing and number of milestones and other payments.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Change
	2019	2018	$
	(in thousands)
Revenue:
Collaboration and license revenue	$17,258	$15,087	$2,171
Total revenue	17,258	15,087	2,171
Operating expenses:
Research and development	67,045	75,836	(8,791)
General and administrative	34,795	36,035	(1,240)
Loss on impairment of intangible assets	5,006	3,992	1,014
Amortization of intangible assets	554	584	(30)
Total operating expenses	107,400	116,447	(9,047)
Loss from operations	(90,142)	(101,360)	11,218
Interest income, net	5,451	5,284	167
Other expense, net	(93)	(64)	(29)
Loss before income tax	(84,784)	(96,140)	11,356
Income tax benefit	2,412	783	1,629
Net loss	$(82,372)	$(95,357)	$12,985

Revenue

Total revenue increased by $2.2 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily due to ratable recognition of the upfront milestone payment received under our Lilly collaboration.  The increase was offset by a reduction in the revenue recognized for our Novartis collaboration and by the milestone payment received under our collaboration with Merck upon its initiation of a phase 1 trial in 2018. The following table is a summary of our collaboration and license revenue for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Change
	2019	2018	$
	(in thousands)
Collaboration and license revenue:
Eli Lilly	$9,050	$—	$9,050
Novartis	8,208	11,896	(3,688)
Merck	—	3,004	(3,004)
Other	—	187	(187)
Total collaboration and license revenue	$17,258	$15,087	$2,171

Research and Development Expenses

The following table summarizes our research and development costs by program incurred during the years ended December 31, 2019 and 2018. Each year, we present and describe our research and development expenses based on programs and categories that are considered critical to us at that time and all other non-critical programs and categories are reported in Other R&D and Other, respectively. Therefore, the presentation in the Research and Development Expense tables may change from year to year.

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
APRIL	$20,227	$11,873	$8,354
STING	13,435	9,154	4,281
cGAS-STING	4,327	4,209	118
Other R&D	15,290	32,695	(17,405)
Subtotal	53,279	57,931	(4,652)

Stock-based compensation	6,376	9,745	(3,369)
Facility costs and depreciation	7,390	8,160	(770)
Total research and development	$67,045	$75,836	$(8,791)

	Year Ended December 31,		Change
	2019	2018	$
	(in thousands)
Clinical trial and research expenses	$29,415	$29,448	$(33)
Compensation and related personnel costs	17,353	21,308	(3,955)
Facility costs and depreciation	7,390	8,160	(770)
Stock-based compensation expense	6,376	9,745	(3,369)
Professional services	5,596	6,531	(935)
Other	915	644	271
Total research and development	$67,045	$75,836	$(8,791)

Research and development expenses allocated to our programs were $67.0 million for the year ended December 31, 2019, a decrease of $8.8 million compared to the year ended December 31, 2018. The decrease was primarily due to lower costs related to our programs that are winding down partially offset by higher costs as a result of focused spending towards our STING and APRIL programs. The decrease was attributable to lower compensation and related personnel costs as well as stock-based compensation in 2019 due to reduced headcount as a result of our strategic reset and restructuring in January 2019, or the 2019 Reset.  In addition, there was a decrease in professional services due to lower consulting and temporary help expenses and a decrease in facility costs due to sublease income.

In January 2020, we implemented another restructuring to extend our cash runway and continue to focus on our critical programs. The impact of the January 2020 restructuring on operating expenses will occur in 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Change
	2019	2018	$
	(in thousands)
Professional services	$13,362	$11,148	$2,214
Compensation and related personnel costs	9,348	10,243	(895)
Stock-based compensation expense	6,063	7,729	(1,666)
Facility costs and depreciation	3,592	4,076	(484)
Other	2,430	2,839	(409)
Total general and administrative	$34,795	$36,035	$(1,240)

General and administrative expenses were $34.8 million for the year ended December 31, 2019, a decrease of $1.2 million compared to the year ended December 31, 2018. The decrease was primarily due to lower compensation and related personnel costs as well as lower stock-based compensation expense due to reduced headcount as a result of our 2019 Reset. This decrease was partially offset by higher professional services costs due to consulting services.

Loss on impairment of intangible assets

Loss on impairment of intangible assets was $5.0 million for the year ended December 31, 2019, an increase of $1.0 million compared to the year ended December 31, 2018. The loss was recorded due to our decision to discontinue one of our acquired early research programs in the third quarter of 2019 resulting in impairment of an acquired IPR&D asset.

Interest Income, Net

Interest income, net was $5.5 million for the year ended December 31, 2019, an increase of $0.2 million, compared to the year ended December 31, 2018. The increase in interest income earned in 2019 was primarily due to favorable interest rates.

Income tax benefit

Income tax benefit was $2.4 million for the year ended December 31, 2019 compared to an income tax benefit of $0.8 million for the year ended December 31, 2018. The change was primarily related to a $2.2 million reduction in the deferred tax liability associated with the impairment of an acquired IPR&D asset.

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock and proceeds from our collaboration and license agreements. At December 31, 2019, we had cash, cash equivalents and marketable securities of $213.6 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2023. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

In August 2017, we entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, acting as sales agent. We agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the year ended December 31, 2019. As of December 31, 2019, we had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical and development costs including manufacturing, and other research and development services, laboratory and related supplies and legal and other professional services. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to incur substantial expenditures in the foreseeable future for the development, manufacturing and potential commercialization of our product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(65,508)	$(68,759)
Investing activities	(1,763)	39,407
Financing activities	743	(1,495)
Effect of exchange rate changes	(158)	(457)
Net change in cash, cash equivalents, and restricted cash	$(66,686)	$(31,304)

Operating Activities

Net cash used in operating activities was $65.5 million for the year ended December 31, 2019, compared to $68.8 million for the year ended December 31, 2018. The decrease in net cash used in operating activities during 2019 was primarily due to the receipt of $12.0 million upfront payment from Lilly under our collaboration.

Investing Activities

Net cash used in investing activities was $1.8 million for the year ended December 31, 2019, compared to net cash provided by investing activities of $39.4 million for the year ended December 31, 2018. The change was primarily due to a higher level of marketable securities purchases in 2019 as compared to 2018.

Financing Activities

Net cash provided by financing activities was $0.7 million for the year ended December 31, 2019, compared to net cash used in financing activities of $1.5 million for the year ended December 31, 2018. The change is primarily due to the payment of contingent consideration of $3.5 million during 2018 partially offset by proceeds from the issuance of common stock under our stock incentive plans.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to acquired in-process research and development, or IPR&D, projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment on an annual basis or more frequently if we become aware of any events or changes that would indicate the fair values of the assets are below their carrying amounts. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized based on their respective estimated useful lives at that point in time. We recorded an impairment loss of $5.0 million and $4.0 million related to IPR&D during the years ended December 31, 2019 and 2018, respectively. No impairment of IPR&D has been recorded in prior years. We have not had an impairment of goodwill since inception.

Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis.

Effective September 30, 2019, we adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), the standard update that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. We test goodwill for impairment on an annual basis on November 1, or more frequently if an impairment indicator exists. Based on our impairment assessment of goodwill as of September 30, 2019 and November 1, 2019, we concluded that there was no impairment to goodwill as the fair value of our single reporting unit exceeded the carrying value. Refer to Notes 2 and 5 to our consolidated financial statements for additional information.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. We recorded an impairment loss of $1.2 million related to lab equipment that was previously recorded in construction in progress during the year ended December 31, 2019. No impairment of Long-Lived Assets has been recorded in prior years.

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

We recorded stock-based compensation expense related to options granted of $8.1 million and $11.7 million during the years ended December 31, 2019 and 2018, respectively.

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

Leases

We have entered into lease agreements for our corporate office and laboratory facilities. Effective January 1, 2019, we adopted Accounting Standard Codification, or ASC, Topic 842, Leases, or ASC Topic 842, using the optional transition method and applied the standard to leases that existed at that date. Under the optional transition method, we do not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2019 in accordance with ASC Topic 840. We have elected the package of practical expedients allowed under ASC Topic 842, which permits us to account for our existing operating leases as operating leases under the new guidance, without reassessing our prior conclusions about lease identification, lease classification and initial direct costs. As a result of the adoption of the new lease accounting guidance on January 1, 2019, we recognized operating lease right-of-use (ROU) assets of approximately $22.1 million and operating lease liabilities of approximately $33.8 million.

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

We have elected the practical expedient to not separate lease and non-lease components for our real estate leases. Our non-lease components are primarily related to property maintenance, which varies based on future outcomes, and thus is recognized in rent expense when incurred.

In the event of a lease modification due to a change in terms or conditions of an existing agreement, we would need to reevaluate the contract to determine whether the modification affects our initial conclusions under ASC 842. A lease modification would require us to (1) reassess the lease classification on the effective date of the lease modification, (2) remeasure and reallocate consideration, (3) revise the ROU asset and lease liability balances based on updated lease payments and discount rate, and (4) determine whether a gain or a loss will be recognized in the income statement associated with the change in the ROU asset and lease liability.

Income Taxes

The benefit for income taxes was $2.4 million for the year ended December 31, 2019, an increase of $1.6 million compared to the year ended December 31, 2018. The income tax benefit recorded during 2019 was primarily related to the reduction in the deferred tax liability associated with the impairment of Acquired IPR&D intangible assets.

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. A full valuation allowance is maintained on the U.S. net deferred tax assets. A partial valuation allowance is maintained on the Netherlands Net Operating Loss deferred tax asset. We intend to maintain the valuation allowance on the remaining net federal and state deferred tax assets until sufficient positive evidence exists to support valuation allowance reversals.

At December 31, 2019, we had net operating loss, or NOL, carryforwards (before tax effects) for federal, state and foreign income tax purposes of $153.8 million, $107.8 million and $66.5 million, respectively. These federal, state and foreign NOL carryforwards will begin to expire in 2027, 2033 and 2024, respectively, if not utilized. In addition, we have federal and state tax credit carryforwards of $38.3 million and $10.3 million, respectively, to offset future income tax liabilities. The federal tax credits can be carried forward for 20 years and will start to expire in 2034, if not utilized, while the state tax credits can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize NOL carryforwards or other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.”

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations at December 31, 2019:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$5,659	$10,792	$11,251	$30,155	$57,857
Total contractual obligations	$5,659	$10,792	$11,251	$30,155	$57,857

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

Recent Accounting Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our consolidated financial statements, refer to Note “2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements” in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

ADURO BIOTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Aduro Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aduro Biotech, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue recognition due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018, and the Company changed its method of accounting for leases due to the adoption of ASC Topic 842, Leases, effective January 1, 2019.

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

March 9, 2020

We have served as the Company's auditor since 2014.

ADURO BIOTECH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$59,624	$126,310
Marketable securities	153,978	140,129
Accounts receivable	342	12,037
Prepaid expenses and other current assets	3,958	4,500
Total current assets	217,902	282,976
Marketable securities	—	11,434
Property and equipment, net	24,688	29,157
Operating lease right-of-use assets	21,110	—
Goodwill	8,167	8,334
Intangible assets, net	18,978	25,135
Restricted cash	468	468
Total assets	$291,313	$357,504
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$414	$1,457
Accrued clinical trial and manufacturing expenses	4,253	2,542
Accrued expenses and other liabilities	8,181	10,518
Operating lease liabilities	1,803	—
Deferred revenue	6,950	16,000
Total current liabilities	21,601	30,517
Deferred rent	—	11,063
Contingent consideration	1,051	998
Deferred revenue	166,963	172,671
Deferred tax liabilities	3,527	6,104
Operating lease liabilities	31,636	—
Other long-term liabilities	940	840
Total liabilities	225,718	222,193
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2019 and 2018; and no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2019 and 2018; 80,735,688 and 79,571,714 shares issued and outstanding at December 31, 2019 and 2018	8	8
Additional paid-in capital	552,077	538,895
Accumulated other comprehensive income	414	940
Accumulated deficit	(486,904)	(404,532)
Total stockholders’ equity	65,595	135,311
Total liabilities and stockholders’ equity	$291,313	$357,504

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Collaboration and license revenue	$17,258	$15,087	$17,109
Grant revenue	—	—	130
Total revenue	17,258	15,087	17,239
Operating expenses:
Research and development	67,045	75,836	89,382
General and administrative	34,795	36,035	33,751
Loss on impairment of intangible assets	5,006	3,992	—
Amortization of intangible assets	554	584	559
Total operating expenses	107,400	116,447	123,692
Loss from operations	(90,142)	(101,360)	(106,453)
Interest income, net	5,451	5,284	3,444
Other expense, net	(93)	(64)	(218)
Loss before income tax	(84,784)	(96,140)	(103,227)
Income tax benefit	2,412	783	11,364
Net loss	$(82,372)	$(95,357)	$(91,863)
Net loss per common share, basic and diluted	$(1.03)	$(1.21)	$(1.26)
Shares used in computing net loss per common share, basic and diluted	80,110,711	78,812,407	72,901,215

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2019	2018	2017
Net loss	$(82,372)	$(95,357)	$(91,863)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax of $0	239	121	(155)
Foreign currency translation adjustments, net of tax of $0	(765)	(1,074)	3,732
Comprehensive loss	$(82,898)	$(96,310)	$(88,286)

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	67,918,246	7	420,897	(1,684)	(192,000)	227,220
Issuance of common stock upon exercise of stock options	2,041,862	—	2,304	—	—	2,304
Issuance of common stock upon exercise of warrants	28,243	—	40	—	—	40
Issuance of common stock under Employee Stock Purchase Plan	103,562	—	828	—	—	828
Issuance of common stock upon at the market offering (Note 9)	7,494,438	1	78,990	—	—	78,991
Release of restricted stock units	149,850	—	—	—	—	—
Stock-based compensation	—	—	16,376	—	—	16,376
Other comprehensive income	—	—	—	3,577	—	3,577
Net loss	—	—	—	—	(91,863)	(91,863)
Balance at December 31, 2017	77,736,201	8	519,435	1,893	(283,863)	237,473
Issuance of common stock upon exercise of stock options	1,404,422	—	1,457	—	—	1,457
Issuance of common stock upon exercise of warrants	3,317	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	111,321	—	529	—	—	529
Release of restricted stock units	316,453	—	—	—	—	—
Stock-based compensation	—	—	17,474	—	—	17,474
Other comprehensive loss	—	—	—	(953)	—	(953)
Cumulative effect of changes in accounting principles related to revenue recognition	—	—	—	—	(25,312)	(25,312)
Net loss	—	—	—	—	(95,357)	(95,357)
Balance at December 31, 2018	79,571,714	8	538,895	940	(404,532)	135,311
Issuance of common stock upon exercise of stock options	548,523	—	530	—	—	530
Issuance of common stock under Employee Stock Purchase Plan	111,331	—	213	—	—	213
Release of restricted stock units	504,120	—	—	—	—	—
Stock-based compensation	—	—	12,439	—	—	12,439
Other comprehensive loss	—	—	—	(526)	—	(526)
Net loss	—	—	—	—	(82,372)	(82,372)
Balance at December 31, 2019	80,735,688	8	552,077	414	(486,904)	65,595

The accompanying notes are an integral part of these consolidated financial statements.

ADURO BIOTECH, INC.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net loss	$(82,372)	$(95,357)	$(91,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,309	4,369	3,426
Amortization of intangibles	554	584	559
Impairment of property and equipment	1,177	—	—
Impairment of intangible assets	5,006	3,992	—
Non-cash lease expense	947	—	—
Accretion of discounts and amortization of premiums on marketable securities	(1,670)	(1,067)	621
Realized gain on investments	(4)	—	—
Stock-based compensation	12,439	17,474	16,376
Loss from remeasurement of fair value of contingent consideration	73	635	2,824
Loss on disposal of property and equipment	6	27	9
Deferred income tax	(2,450)	(146)	6,180
Changes in operating assets and liabilities:
Payment of contingent consideration	—	(3,322)	—
Accounts receivable	11,695	(11,048)	149
Income tax receivable	—	17,495	(17,495)
Prepaid expenses and other assets	526	1,006	1,535
Accounts payable	(799)	533	(1,206)
Deferred revenue	(14,758)	288	(14,944)
Accrued clinical trial and manufacturing expenses	1,730	(3,300)	924
Accrued expenses and other liabilities	(1,583)	(922)	4,049
Operating lease liabilities	(334)	—	—
Net cash used in operating activities	(65,508)	(68,759)	(88,856)
Cash Flows from Investing Activities
Purchase of marketable securities	(283,097)	(226,953)	(260,435)
Proceeds from maturities of marketable securities	282,594	268,684	354,530
Purchase of property and equipment	(1,260)	(2,365)	(5,154)
Proceeds from sale of property and equipment	—	41	—
Net cash (used in) provided by investing activities	(1,763)	39,407	88,941
Cash Flows from Financing Activities
Payment of contingent consideration	—	(3,481)	—
Proceeds from issuance of common stock, net of offering costs	—	—	78,991
Proceeds from exercise of stock options and warrants	530	1,457	2,235
Proceeds from employee stock purchase plan	213	529	828
Net cash provided by (used in) financing activities	743	(1,495)	82,054
Effect of exchange rate changes on cash	(158)	(457)	543
Net (decrease) increase in cash, cash equivalents, and restricted cash	(66,686)	(31,304)	82,682
Cash, cash equivalents, and restricted cash at beginning of period	126,778	158,082	75,400
Cash, cash equivalents, and restricted cash at end of period	$60,092	$126,778	$158,082
Supplemental Disclosure
Cash paid for taxes	$—	$—	$1,106
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$31	$331	$2,790
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$59,624	$126,310	$157,614
Restricted cash	468	468	468
Total cash, cash equivalents and restricted cash	$60,092	$126,778	$158,082

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical trial accruals, contingent consideration, income taxes, right-of-use assets, lease obligations, stock-based compensation, and valuation of intangibles, property, and goodwill. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The Company adopted the guidance under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of its accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. The change in the pattern of revenue recognition upon adoption of Topic 606 for milestone payments and performance obligations delivered over time resulted in an increase in the balance of deferred revenue and an increase in the accumulated deficit balance of $25.3 million on January 1, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase. At December 31, 2019 and 2018, cash and cash equivalents consisted of cash in bank deposits, money market funds held at financial institutions, commercial paper and U.S. government and agency securities. The recorded carrying amount of cash equivalents approximates their fair value.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to acquired in-process research and development, or IPR&D, projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment on an annual basis or more frequently if the Company becomes aware of any events or changes that would indicate the fair values of the assets are below their carrying amounts. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized based on their respective estimated useful lives at that point in time. The Company recorded an impairment loss of $5.0 million and $4.0 million related to IPR&D intangible assets during the year ended December 31, 2019 and 2018, respectively. No impairment of IPR&D has been recorded in years prior to 2018. The Company has not had an impairment of goodwill since inception.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company recorded an impairment loss of $1.2 million related to lab equipment that was previously recorded in construction in progress during the year ended December 31, 2019. No impairment of Long-Lived Assets has been recorded in prior years.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract manufacturing activities. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company includes these costs in accrued liabilities in the consolidated balance sheets and within research and development expenses in the consolidated statement of operations and comprehensive loss. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled and the rate of patient enrollments may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations.

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

Leases

On January 1, 2019, the Company adopted the new standard on leases, Accounting Standard Codification 842, which establishes a comprehensive new lease accounting model. The following steps were taken to be consistent with the guidance in accounting for leases under the new standard. The Company determines if an arrangement is a lease at inception. The Company elected the practical expedient package that allows the Company to not need to reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and the initial direct costs for any existing leases. The Company elected the practical expedient to adopt the policy to not separate lease and non-lease components for its real estate leases. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities on the Company’s consolidated balance sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, obtained from the Company’s bank and the financial statements of a known public company and adjusted for an appropriate level of risk based on the remaining term of the lease and the Company’s current financial condition, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options to extend or terminate the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

On January 1, 2019, the Company adopted Accounting Standards Update, or ASU, No. 2018-07, simplifying its accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company measured its stock-based awards made to non-employees based on the estimated fair values of the awards as of the adoption date of January 1, 2019 using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the remaining requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures and revised, if necessary, in subsequent periods if actual forfeitures differ from the original estimates.

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

Foreign Currency Translation

The impact of changes in foreign currency exchange rates resulting from the translation of foreign currency financial statements into U.S. dollars for financial reporting purposes is included in other comprehensive income (loss). Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

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

In August 2018, the FASB issued ASU No. 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information, and modifies some disclosure requirements. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted upon issuance of this ASU. Entities making this election to early adopt are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of the new disclosure requirements until their effective date. The Company is currently evaluating the impact of this guidance and has determined that adoption of the standard would result in the Company no longer being required to disclose (1) the amount of and the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation process for Level 3 fair value measurements. Additionally, the Company will be required to disclose (1) the changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

In November 2019, the FASB issued ASU No. 2019-08 – Compensation–Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) Fair Value Measurement. The standard requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. Since the Company has adopted ASU No. 2018-07, the standard in this update is effective in the fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years beginning after December 15, 2019. The Company has evaluated the impact of this guidance and has concluded that adoption of the standard will have no impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The standard update simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also improves consistent application by clarifying and amending existing guidance. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is assessing the impact of this guidance and is continuing to evaluate its impact on the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASC 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding ROU asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the optional transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard on January 1, 2019 using the optional transition method.

The Company identified all leases and reviewed the leases to determine the impact of ASC 842 on its consolidated financial statements. The Company has elected to apply all of the practical expedients as a package, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also elected the practical expedient to not separate lease and non-lease components for its real estate leases. Based on the Company’s assessment, the Company concluded that the adoption of the new standard resulted in the recording of a $22.1 million ROU asset and a $33.8 million lease liability and a derecognition of $11.7 million of deferred rent on the consolidated balance sheet on January 1, 2019. The Company’s adoption of ASU No. 2016-02, as amended, did not have a material impact on its consolidated statements of operations or consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350). The standard update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead of computing the implied fair value of goodwill under Step 2, the Company would perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard also eliminated the requirement to perform Step 2 of the goodwill impairment test for any reporting unit, with a zero or negative carrying amount, that fails the qualitative test. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the new standard on September 30, 2019. Refer to Note 5 for additional information.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). The standard update allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the Tax Act. Consequently, the ASU 2018-02 eliminates the stranded tax effects resulting from the Tax Act. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The new standard should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company adopted the new standard on January 1, 2019 and due to the full valuation allowance, the Company concluded that there is no impact on its consolidated financial statements.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$39,994	$—	$—	$39,994
U.S. government and agency securities	—	43,333	—	43,333
Corporate debt securities	—	54,590	—	54,590
Commercial paper	—	67,536	—	67,536
Total	$39,994	$165,459	$—	$205,453
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$1,051	$1,051
Total	$—	$—	$1,051	$1,051

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$22,082	$—	$—	$22,082
U.S. government and agency securities	—	59,001	—	59,001
Corporate debt securities	—	70,964	—	70,964
Commercial paper	—	89,702	—	89,702
Total	$22,082	$219,667	$—	$241,749
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$998	$998
Total	$—	$—	$998	$998

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

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, there were no transfers between the fair value measurement category levels.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2017	$7,588
Net increase in fair value upon revaluation	635
Payment of contingent consideration	(6,803)
Foreign currency impact	(422)
Balance at December 31, 2018	998
Net increase in fair value upon revaluation	73
Foreign currency impact	(20)
Balance at December 31, 2019	$1,051

The following tables summarize the estimated value of the Company’s cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$8,149	$—	$—	$8,149
Money market funds	39,994	—	—	39,994
Commercial paper	11,482	—	(1)	11,481
Total cash and cash equivalents	$59,625	$—	$(1)	$59,624
Marketable securities:
U.S. government and agency securities	$43,295	$40	$(2)	$43,333
Corporate debt securities	54,563	33	(6)	54,590
Commercial paper	56,055	7	(7)	56,055
Total marketable securities	$153,913	$80	$(15)	$153,978

	December 31, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$36,124	$—	$—	$36,124
Money market funds	22,082	—	—	22,082
Commercial paper	62,413	—	—	62,413
Corporate debt securities	5,694	—	(3)	5,691
Total cash and cash equivalents	$126,313	$—	$(3)	$126,310
Marketable securities:
U.S. government and agency securities	$59,127	$16	$(142)	$59,001
Corporate debt securities	65,319	3	(49)	65,273
Commercial paper	27,289	—	—	27,289
Total marketable securities	$151,735	$19	$(191)	$151,563

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of December 31, 2019 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Mature in one year or less	$153,913	$80	$(15)	$153,978
Total available-for-sale marketable securities	$153,913	$80	$(15)	$153,978

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$27,288	$26,961
Lab equipment	8,817	8,281
Computer and office equipment	2,334	2,292
Furniture and fixtures	1,590	1,560
Construction in progress	190	1,458
Total property and equipment	40,219	40,552
Less: accumulated depreciation	(15,531)	(11,395)
Property and equipment, net	$24,688	$29,157

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $4.3 million, $4.4 million, and $3.4 million, respectively. As part of the Company’s efforts to wind down programs and prioritize spending, the Company recorded an impairment charge of $1.2 million for the year ended December 31, 2019 related to lab equipment that was previously recorded in construction in progress to research and development expenses within the consolidated statement of operations.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Compensation and related benefits	$3,677	$4,619
Professional and consulting services	2,845	2,185
Accrued research expense	890	1,859
Deferred rent	—	653
Accrued property and equipment	31	101
Other	738	1,101
Total accrued expenses and other liabilities	$8,181	$10,518

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2017	$8,723
Foreign currency translation adjustment	(389)
Balance at December 31, 2018	8,334
Foreign currency translation adjustment	(167)
Balance at December 31, 2019	$8,167

The Company tests goodwill for impairment on an annual basis on November 1, or more frequently if an impairment indicator exists. To determine if an impairment has occurred, the Company performs a quantitative test in which the Company compares the fair value of its single reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the Company records an impairment loss equal to that difference. During the third quarter of 2019, as a result of the significant decline in the Company’s stock price, the Company performed a quantitative assessment of goodwill and concluded that there was no impairment to goodwill. The fair value of the Company’s reporting unit exceeded its carrying value by 4.0%.

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	December 31, 2019
	Gross Carrying Amount	Impairment	(1)	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,091	$—		$2,311	$8,780
Total intangible assets with finite lives	11,091	—		2,311	8,780
Acquired IPR&D assets	15,297	5,099		—	10,198
Total intangible assets	$26,388	$5,099		$2,311	$18,978

	December 31, 2018
	Gross Carrying Amount	Impairment	(1)	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,318	$—		$1,792	$9,526
Total intangible assets with finite lives	11,318	—		1,792	9,526
Acquired IPR&D assets	19,626	4,017		—	15,609
Total intangible assets	$30,944	$4,017		$1,792	$25,135

(1)	The amount includes effects of foreign currency exchange rates.

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over a period of 20 years and the amortization expense is recorded in operating expenses. The Company tests its Acquired IPR&D intangible assets for impairment on an annual basis, or more frequently if an impairment indicator exists. Due to the Company’s decisions to discontinue certain of its acquired early research programs in the years ended December 31, 2019 and 2018, the Company recorded impairment charges of $5.0 million and $4.0 million, respectively. The impairment charge for the Acquired IPR&D assets were recorded to loss on impairment of intangible assets in the statement of operations. The impairment charges resulted in a reduction of $2.2 million in the deferred tax liability of its foreign subsidiary.

Amortization expense was $0.6 million, $0.6 million, and $0.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Based on finite-lived intangible assets recorded as of December 31, 2019, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020	$555
2021	555
2022	555
2023	555
2024	555

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

The Company is responsible for 38% of the joint development costs worldwide and Novartis is responsible for the remaining 62% of the joint development costs worldwide; provided that either party may opt out of early stage clinical trials subject to an obligation to fund and participate in any pivotal trials and reimburse certain early development costs if development of the product progresses into pivotal trials.

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

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date in March 2015 and ends upon receipt of regulatory approval, estimated to occur in 2028. The Company’s performance period commenced in May 2015. The transaction price consists of the $200.0 million upfront fee, a $35.0 million milestone payment received in the second quarter of 2016 upon commencement of a Phase 1 study, and $2.1 million in reimbursement of research and development costs through December 31, 2019. The Company determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of Phase 1 studies. Therefore, these payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Novartis and have been excluded from the transaction price. The transaction price of $237.1 million is allocated to one combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

If the Company recognizes revenue from the sale of any products commercialized pursuant to this collaboration in the United States, it will retain 50% of the gross profits from such sales and will pay the remaining 50% of the gross profits to Novartis. The Company will receive from Novartis 45% of gross profits for specified European countries and Japan from the sale of any products commercialized pursuant to this collaboration in such countries. Profit sharing payments made to or received from Novartis will be aggregated by product by territory and reported as expenses or revenues, as applicable.

In December 2019, the Company received notification that Novartis has removed ADU-S100 (MIW815), an intratumoral STING pathway activator product candidate, from Novartis’ portfolio based on clinical data generated to date. This decision was not the result of any safety concern. The collaboration and license agreement between Novartis and Aduro remains in effect, and both parties continue to jointly pursue STING pathway activation through systemic delivery as a therapeutic strategy. The removal of ADU-S100 from Novartis’ portfolio did not have an impact on the overall transaction price nor the revenue recognition methodology being utilized by the Company.

The Company is funding the squamous cell carcinoma of the head and neck (SCCHN) and non-muscle invasive bladder cancer (NMIBC) studies evaluating ADU-S100 itself because Novartis has opted out of these trials.

For the years ended December 31, 2019, 2018, and 2017, the Company recognized revenue from its collaboration with Novartis totaling $8.2 million, $11.9 million and $14.9 million, respectively. The remaining balance of the upfront fee of $169.0 million and $176.7 million is included in deferred revenue at December 31, 2019 and 2018, respectively.

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

For the year ended December 31, 2019, the Company recognized $9.1 million in revenue from the Lilly Agreement. The Company recorded $4.9 million in deferred revenue at December 31, 2019.

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

The Company received a milestone payment of $2.0 million in 2017 for the initiation of a Good Laboratory Practice, or GLP toxicology study and $3.0 million in the first quarter of 2018 for the initiation of a Phase 1 trial for the anti-CD27 antibody.  Both payments were recognized in revenue when received as the Company had no remaining performance obligation. The Company is eligible to receive future contingent payments, including up to $307.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, the Company is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized when earned as the Company has no remaining performance obligations under this agreement.

7. Research and Development and License Agreements

For the years ended December 31, 2019, 2018 and 2017, respectively, the Company recorded $1.1 million, $0.8 million and $0.8 million in upfront payments, milestone payments and sublicensing fees from its research and development and license agreements described below.

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

The UCB Vance Agreement will continue in effect until the expiration of the last-to-expire valid claim within the licensed patent rights. UCB may terminate the agreement upon 90 days’ advance written notice in the event of the Company’s material breach that is not cured within such 90-day period. The Company may terminate the agreement at will upon 90 days’ advance written notice.

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

The Company is subleasing approximately 30,052 square feet in its Berkeley facility under subleases that expire on or prior to February 28, 2021. Sublease income was $1.6 million, $1.3 million, and $46,000 for each of the year ended December 31, 2019, 2018, and 2017, respectively.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Berkeley lease in the amount of $0.5 million. The letter of credit is collateralized by a certificate of deposit for $0.5 million which has been included in restricted cash in the consolidated balance sheet as of December 31, 2019.

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

The maturity of the Company’s operating lease liabilities as of December 31, 2019 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2020	$5,659
2021	5,332
2022	5,460
2023	5,570
2024	5,681
Thereafter	30,155
Total undiscounted lease payments	57,857
Present value adjustment	24,418
Total net lease liability	$33,439

Net lease liability - current	$1,803
Net lease liability - non-current	31,636
Total net lease liability	$33,439

Straight-line rent expense recognized for operating leases was $5.0 million, $5.8 million, and $5.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $1.2 million for the year ended December 31, 2019.

The following information represents supplemental disclosure for the consolidated statement of cash flows related to operating leases (in thousands):

Year ended December 31, 2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$5,509

The following summarizes additional information related to operating leases:

December 31, 2019
Weighted-average remaining lease terms (in years)
Operating leases	9.9
Weighted-average discount rate
Operating leases	12%

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

9. Common Stock

The Company had reserved shares of common stock for future issuance as follows:

December 31,
2019
Options issued and outstanding	10,297,444
Shares available for future stock option grants	8,751,436
Restricted stock units	798,943
Common stock warrants	50,162
Total	19,897,985

At-the-Market Sales Agreement

In August 2017, the Company entered into a subsequent “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million through Cowen, as the Company’s sales agent. The Company will pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. During the year ended December 31, 2017, the Company received net proceeds of $18.5 million, after deducting commissions and expenses payable by the Company, from the sale of 1,670,649 shares of common stock pursuant to the 2017 Sales Agreement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of its shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

10. Warrants

The Company had issued and outstanding warrants as follows:

	Warrants Outstanding			Exercise
	December 31, 2019	December 31, 2018	Issuance Date	Price per Share	Terms (Years)
Type of Security:
Common	—	720	January 2009	$34.73	10.8
Common	—	288	February 2009	$34.73	10.0
Common	—	360	March 2009	$34.73	10.0
Common	—	144	April 2009	$34.73	10.0
Common	—	13,235	July 2009	$1.89	10.0
Common	2,400	2,400	April 2011	$1.88	10.0
Common	19,867	19,867	April 2011	$0.01	10.0
Common	6,031	6,031	October 2011	$0.01	9.5
Common	19,078	19,078	September 2013	$0.02	10.0
Common	2,786	2,786	December 2013	$0.02	10.0
Total	50,162	64,909

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2019, the shares issuable under the 2015 Plan increased by 3,182,868. The Company had 8,751,436 shares available for future grant under the 2015 Plan as of December 31, 2019.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At December 31, 2019, 2,769,320 options under the 2009 Plan remained outstanding.

Stock option activity under the Company’s stock option plan was as follows:

	Options Outstanding
	Shares Available for Grant		Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2018	7,255,050		8,986,010	$7.54	$5,458
Authorized	3,182,868		—
RSUs forfeited, net of grants	297,155		—
Granted	(5,140,100)		5,140,100	3.55
Exercised	—		(548,523)	0.97
Canceled	3,156,463	(1)	(3,280,143)	8.80
Balance—December 31, 2019	8,751,436		10,297,444	$5.49	$680
Options exercisable—December 31, 2019			5,702,112	$6.59	$670
Options vested and expected to vest—December 31, 2019			9,492,970	$5.63	$678

(1)

The amount excludes 123,680 canceled options for the year ended December 31, 2019 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock.

The aggregate intrinsic value of options exercised was $1.2 million, $9.1 million and $19.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2019, 2018 and 2017 were $2.27, $3.96 and $6.91 per share, respectively.

At December 31, 2019, the weighted-average remaining contractual life was 5.6 years and 6.9 years for exercisable options and vested and expected to vest options, respectively. The weighted-average remaining contractual life of options outstanding was 7.1 years, 6.6 years and 6.8 years at December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $9.7 million, which the Company expects to recognize over an estimated weighted-average period of 2.9 years.

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

The following table summarizes RSU activity:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2018	1,600,218	$8.81
Granted	275,000	1.74
Vested	(504,120)	7.38
Forfeited	(572,155)	8.63
Balance—December 31, 2019	798,943	$7.40

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2019, there was $4.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs which is expected to be recognized over a weighted-average period of 1.9 years.

2015 Employee Stock Purchase Plan

In March 2015, the Company’s board of directors adopted and in April 2015 the Company’s stockholders approved the 2015 Employee Stock Purchase Plan, or 2015 ESPP, which became effective upon the IPO. The 2015 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code and is administered by the Company’s board of directors or a committee of the board of directors.

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. There was no annual increase of shares issuable under the 2015 ESPP on January 1, 2019.  The Company had 1,570,337 shares available for future issuance under the 2015 ESPP as of December 31, 2019. Employees purchased 111,331 shares for $0.2 million under the 2015 ESPP during the year ended December 31, 2019.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the 2015 ESPP:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	0.5	0.5	0.5
Volatility	47.6% - 62.5%	62.5%	49.3%
Risk-free interest rate	1.59% - 2.43%	2.37%	1.39%
Dividend yield	—%	—%	—%

As of December 31, 2019, there was $45,000 of unrecognized stock-based compensation expense related to the 2015 ESPP, which is expected to be recognized over a weighted-average period of 0.4 years.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$6,376	$9,745	$9,205
General and administrative	6,063	7,729	7,171
Total stock-based compensation expense	$12,439	$17,474	$16,376

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock—Since the Company’s IPO, it has used the market closing price of its common stock as reported on the Nasdaq Global Select Market.

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

The fair value of stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2019	2018	2017
Expected term (in years)	5.3 - 6.1	5.3 - 6.1	5.3 - 6.5
Volatility	67.2% - 70.9%	70.5% - 71.7%	71.8 - 74.1%
Risk-free interest rate	1.52% - 2.60%	2.38% - 3.08%	1.78 - 2.25%
Dividend yield	—%	—%	—%

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $8.0 million, $11.5 million and $11.4 million, respectively, of stock-based compensation related to options granted to employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder.

The Company uses the fair value method to value options granted to non-employees. For the years ended December 31, 2019, 2018 and 2017, the Company recognized stock-based compensation of $0.1 million, $0.2 million and $0.5 million, respectively, related to options granted to non-employees. Beginning on January 1, 2019, the Company adopted ASU 2018-07 and measured its stock-based awards made to non-employees based on the estimated fair values of the awards using the Black-Scholes option-pricing model and recognized expense over the remaining requisite service period using the straight-line method. As a result, the stock-based compensation amount recognized for the year ended December 31, 2019 reflects the adoption of ASU 2018-07 as of January 1, 2019 while the stock-based compensation amount recognized for the years ended December 31, 2018 and 2017 reflects the amount prior to the recently adopted standard.

The fair value of stock option awards granted to non-employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,
	2019	2018	2017
Expected term (in years)	6.2 - 9.7	6.0 - 9.7	6.7 - 10.0
Volatility	70.5 - 70.8%	70.5 - 71.7%	72.2 - 73.0%
Risk-free interest rate	2.66 - 3.19%	2.66 - 3.19%	2.24 - 2.45%
Dividend yield	—%	—%	—%

12. Income Taxes

The components of loss before income tax benefit were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(61,292)	$(77,066)	$(76,503)
Foreign	(23,492)	(19,074)	(26,724)
Total	$(84,784)	$(96,140)	$(103,227)

The income tax benefit consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income tax benefit:
Federal	$—	$(637)	$(17,544)
State	—	—	—
Foreign	—	—	—
Total	$—	$(637)	$(17,544)
Deferred income tax benefit:
Federal	—	—	6,319
State	—	—	—
Foreign	(2,412)	(146)	(139)
Total	(2,412)	(146)	6,180
Total income tax benefit	$(2,412)	$(783)	$(11,364)

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Expected provision at statutory rate federal rate	(21.0%)	(21.0%)	(35.0%)
State taxes, net of federal benefits	—	—	—
U.S. tax credits	(3.8)	(2.8)	(6.4)
Add back of Orphan Drug Credit	—	—	1.4
Incentive stock option compensation	2.7	1.3	(3.2)
Tax Cuts and Jobs Act impact	—	—	29.0
Other	(2.7)	(2.6)	(0.4)
Foreign income tax rate differential	0.5	0.5	3.4
Change in valuation allowance	24.1	23.8	0.2
Intangible Asset Impairment	(2.7)	—	—
Total	(2.9%)	(0.8%)	(11.0%)

The decrease in the effective tax rate from (0.8%) during 2018 to (2.9%) during 2019 was primarily related to the deferred tax benefit associated with the acquired IPR&D asset impairments.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$56,442	$38,562
Tax credits	40,637	41,193
Stock-based compensation	6,911	6,326
Deferred revenue	35,357	34,897
Lease liability	7,846	—
Accruals and reserves	830	3,659
Gross deferred tax assets	148,023	124,637
Valuation allowance	(138,534)	(119,451)
Total deferred tax assets	9,489	5,186
Deferred tax liabilities:
Tangible assets	(3,226)	(3,728)
Intangible assets	(4,877)	(7,562)
Right-of-use assets	(4,913)	—
Total deferred tax liabilities	(13,016)	(11,290)
Net deferred tax liabilities	$(3,527)	$(6,104)

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical consolidated cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover a majority of its recorded net deferred taxes in future periods. As a result, the Company recorded a valuation allowance against the U.S. net deferred tax assets at December 31, 2019 and the net deferred tax assets at December 31, 2018. The net valuation allowance increased by $19.1 million and $26.2 million in 2019 and 2018, respectively.

At December 31, 2019, the Company has generated net operating loss, or NOL, carryforwards (before tax effects) for federal, state and foreign income tax purposes of $153.8 million, $107.8 million and $66.5 million, respectively. These federal, state and foreign NOL carryforwards will begin to expire in 2027, 2033 and 2025, respectively, if not utilized. In addition, the Company has federal and state tax credit carryforwards of $38.3 million and $10.3 million, respectively, to offset future income tax liabilities. The federal tax credits can be carried forward for 20 years and will start to expire in 2034, if not utilized, while the state research and development tax credits can be carried forward indefinitely.

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

Uncertain Tax Positions

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Balance at beginning of year	$5,206	$4,090
Additions based on tax positions related to prior year	10	3
Reductions based on tax positions related to prior year	—	(7)
Additions based on tax positions related to current year	1,349	—
Reductions based on tax positions related to current year	—	1,120
Balance at end of year	$6,565	$5,206

Without regard to the valuation allowance, $0.8 million of unrecognized tax benefits included in the consolidated balance sheet would, if recognized, affect the effective tax rate.

The Company does not foresee material changes to its gross uncertain income tax position liability within the next 12 months.

The Company files income tax returns in the United States and the Netherlands. The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

The Company will recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. At December 31, 2019, the Company has recorded no interest and penalties.

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

	December 31,
	2019	2018	2017
Options to purchase common stock	10,297,444	8,986,010	9,076,018
Common stock warrants	50,162	64,909	69,378
Restricted stock awards	798,943	1,600,218	1,436,623
Total	11,146,549	10,651,137	10,582,019

15. Selected Quarterly Financial Data (Unaudited)

The following interim financial information presents the Company’s 2019 and 2018 results of operations on a quarterly basis (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenue	$3,938	$4,888	$4,799	$3,633
Net loss	(23,427)	(18,578)	(20,952)	(19,415)
Net loss per common share, basic	(0.29)	(0.23)	(0.26)	(0.24)
Net loss per common share, diluted	(0.29)	(0.23)	(0.26)	(0.24)

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$6,627	$2,639	$3,063	$2,758
Net loss	(21,494)	(24,397)	(23,146)	(26,320)
Net loss per common share, basic	(0.28)	(0.31)	(0.29)	(0.33)
Net loss per common share, diluted	(0.28)	(0.31)	(0.29)	(0.33)

16. Subsequent Events

Restructuring

On January 8, 2020, the Board of Directors of Aduro Biotech, Inc. approved a restructuring that is intended to result in the termination of approximately 59% of the Company’s employee workforce, or approximately 51 employees. The restructuring was approved in connection with the Company’s restructuring plan to further extend the Company’s operating capital and align personnel towards executing its clinical development strategy. The restructuring is expected to be substantially complete by the end of the third quarter of 2020.

As a result of the restructuring, the Company estimates that it will incur aggregate charges of approximately $6.1 million, including $2.0 million in one-time severance and employee termination related costs, approximately $3.8 million in one-time retention costs and relocation costs of approximately $0.3 million.

In connection with the Company’s restructuring plan, the Company is also terminating its lease of a research and development facility in Oss, the Netherlands as of June 30, 2020. The Company is currently evaluating the impact of this lease termination.

Merck collaboration agreement

On February 6, 2020, the Company announced that it has earned a $10.0 million development milestone payment under its exclusive license and research agreement with Merck (known as MSD outside the United States and Canada) for Merck’s initiation of a Phase 2 clinical trial of MK-5890, an anti-CD27 agonist, in non-small cell lung cancer (NSCLC).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer and our Interim Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were, in design and operation, effective.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See Item 15(b) below.

(b)	We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the Exhibit Index below.
(c)	See Item 15(a)2 above.

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1+	2000 Oncologic Equity Incentive Plan.	S-1	333-202667	10.1	03/11/2015

10.2+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2000 Oncologic Equity Incentive Plan.	S-1	333-202667	10.2	03/11/2015

10.3+	2001 Triton BioSystems Equity Incentive Plan.	S-1	333-202667	10.3	03/11/2015

10.4+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2001 Triton BioSystems Equity Incentive Plan.	S-1	333-202667	10.4	03/11/2015

10.5+	Aduro Biotech 2009 Stock Incentive Plan.	S-1	333-202667	10.5	03/11/2015

10.6+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2009 Stock Plan.	S-1	333-202667	10.6	03/11/2015

10.7+	2015 Equity Incentive Plan.	S-1/A	333-202667	10.7	04/06/2015

10.8+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2015 Equity Incentive Plan.	S-1/A	333-202667	10.8	04/06/2015

10.9+	2015 Employee Stock Purchase Plan.	S-1/A	333-202667	10.9	04/06/2015

10.10+	Form of Indemnification Agreement made by and between Aduro Biotech, Inc. and each of its directors and executive officers.	S-1	333-202667	10.11	03/11/2015

10.11+	Executive Employment Agreement between Aduro Biotech, Inc. and Stephen T. Isaacs, dated February 26, 2010.	S-1	333-202667	10.12	03/11/2015

10.12+	Amendment to Executive Employment Agreement between Aduro Biotech, Inc. and Stephen T. Isaacs, dated July 31, 2014.	S-1	333-202667	10.13	03/11/2015

10.13†	License Agreement between Karagen Pharmaceuticals, Inc. and Aduro Biotech, Inc., dated June 20, 2012.	S-1	333-202667	10.26	03/11/2015

10.14†	Exclusive License between Aduro Biotech, Inc. and the Regents of the University of California, dated September 25, 2014.	S-1	333-202667	10.27	03/11/2015

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15†	Exclusive License Agreement among Aduro Biotech, Inc., Memorial Sloan Kettering Cancer Center, The Rockefeller University, Rutgers, the State University of New Jersey and University of Bonn, dated December 18, 2014.	S-1	333-202667	10.28	03/11/2015

10.16†	Amendment No. 1 to Exclusive License between Aduro Biotech, Inc. and the Regents of the University of California, dated March 6, 2015.	S-1	333-202667	10.32	03/11/2015

10.17†	Collaboration and License Agreement between Aduro Biotech, Inc. and Novartis Pharmaceuticals Corporation, dated March 12, 2015; and the related letter agreement dated March 19, 2015.	S-1/A	333-202667	10.34	04/06/2015

10.18	Letter Agreement between Aduro Biotech, Inc. and Karagen Pharmaceuticals, Inc. dated June 5, 2015.	10-Q	001-37345	10.38	08/11/2015

10.19†	Office/Laboratory Lease between Seventh Street Properties VII, LLC and Aduro Biotech, Inc., dated September 11, 2015.	10-Q	001-37345	10.1	11/23/2015

10.20+	Offer of Employment between Blaine Templeman and Aduro Biotech, Inc., dated September 18, 2015.	10-Q	001-37345	10.2	11/23/2015

10.21	First Amendment to Lease, dated April 26, 2016.	10-Q	001-37345	10.2	08/03/2016

10.22	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.	8-K	001-37345	10.1	09/14/2016

10.23	Amended and Restated Severance Plan, dated as of December 9, 2016.	10-K	001-37345	10.44	03/01/2017

10.24†	Amendment No. 1 to Exclusive License Agreement between Aduro Biotech, Inc. and the Memorial Sloan Kettering Cancer Center, dated May 27, 2016.	10-K	001-37345	10.45	03/01/2017

10.25†	Amendment No. 2 to Exclusive License Agreement between Aduro Biotech, Inc. and the Memorial Sloan Kettering Cancer Center, dated October 10, 2016.	10-K	001-37345	10.46	03/01/2017

10.26	Common Stock Sales Agreement between Aduro Biotech, Inc. and Cowen and Company, LLC, dated August 2, 2017.	10-Q	001-37345	10.1	08/02/2017

10.27+	Employment Agreement between Aduro Biotech Holdings, Europe B.V. and Mr. Andrea Van Elsas dated October 30, 2015.	10-K	001-37345	10.37	03/01/2018

10.28+	Addendum to Employment Agreement between Aduro Biotech Holdings, Europe B.V. and Mr. Andrea Van Elsas dated October 4, 2017.	10-K	001-37345	10.38	03/01/2018

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29#	Research Collaboration and Exclusive License Agreement between Aduro Biotech, Inc. and Eli Lilly and Company, dated December 18, 2018.	10-K	001-37345	10.41	02/27/2019

10.30	Amendment No. 1 to Sales Agreement between Aduro Biotech, Inc. and Cowen and Company, LLC, dated February 27, 2019.	10-K	001-37345	10.42	02/27/2019

10.31+	Aduro Biotech, Inc. Non-Employee Director Compensation Policy.	10-Q	001-37345	10.1	05/07/2019

10.32+	Offer of Employment Letter of Chief Medical Officer.	10-Q	001-37345	10.2	08/01/2019

10.33+	Consulting Agreement dated January 22, 2020, between the Company and Danforth Advisors, LLC.	8-K	001-37345	10.1	01/23/2020

10.34+	Retention Bonus Agreement dated January 9, 2020, between the Company and Blaine Templeman.					X

10.35+	Retention Bonus Agreement dated January 9, 2020, between the Company and Celeste Ferber.					X

10.36+	Retention Bonus Agreement dated January 9, 2020, between the Company and Dimitry Nuyten.					X

10.37+	Amendment No. 2 to Executive Employment Agreement dated January 13, 2020, between the Company and Stephen T. Isaacs.					X

10.38+	Retention Bonus Agreement dated January 10, 2020, between the Company and Stephen T. Isaacs.					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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

(c) See Item 15(a)2 above.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California, on the 9th day of March 2020.

ADURO BIOTECH, INC.

By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs Chairman, President and Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen T. Isaacs and William G. Kachioff, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen T. Isaacs	Chairman, President and Chief Executive Officer (principal executive officer)	March 9, 2020
Stephen T. Isaacs

/s/ William G. Kachioff	Interim Chief Financial Officer (principal financial and accounting officer)	March 9, 2020
William G. Kachioff

/s/ William M. Greenman	Director	March 9, 2020
William M. Greenman

/s/ Ross Haghighat	Director	March 9, 2020
Ross Haghighat

/s/ Stephanie Monaghan O’Brien	Director	March 9, 2020
Stephanie Monaghan O’Brien

/s/ Stephen A. Sherwin	Director	March 9, 2020
Stephen A. Sherwin

/s/ David H. Mack	Director	March 9, 2020
David H. Mack

/s/ Frank Karbe	Director	March 9, 2020
Frank Karbe