Form 10-Q
period 2020-03-31
ADURO BIOTECH, INC.
filed 2020-05-04
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of April 29, 2020 was 80,837,093.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$94,381	$59,624
Marketable securities	108,539	153,978
Accounts receivable	1,053	342
Income tax receivable	5,665	—
Prepaid expenses and other current assets	2,676	3,958
Total current assets	212,314	217,902
Marketable securities	3,011	—
Property and equipment, net	22,492	24,688
Operating lease right-of-use assets	20,722	21,110
Goodwill	8,010	8,167
Intangible assets, net	18,478	18,978
Restricted cash	468	468
Total assets	$285,495	$291,313
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$752	$414
Accrued clinical trial and manufacturing expenses	4,823	4,253
Accrued expenses and other liabilities	10,116	8,181
Operating lease liabilities	1,765	1,803
Deferred revenue	5,808	6,950
Total current liabilities	23,264	21,601
Contingent consideration	1,972	1,051
Deferred revenue	165,208	166,963
Deferred tax liabilities	3,459	3,527
Operating lease liabilities	31,258	31,636
Other long-term liabilities	753	940
Total liabilities	225,914	225,718
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 80,837,093 and 80,735,688 shares issued and outstanding at March 31, 2020 and December 31, 2019	8	8
Additional paid-in capital	554,192	552,077
Accumulated other comprehensive (loss) income	(140)	414
Accumulated deficit	(494,479)	(486,904)
Total stockholders’ equity	59,581	65,595
Total liabilities and stockholders’ equity	$285,495	$291,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Collaboration and license revenue	$13,950	$3,938
Total revenue	13,950	3,938
Operating expenses:
Research and development	15,828	17,494
General and administrative	7,819	8,224
Restructuring and related expense	4,308	2,994
Amortization of intangible assets	136	140
Total operating expenses	28,091	28,852
Loss from operations	(14,141)	(24,914)
Interest income	920	1,471
Other expense, net	(19)	(19)
Total other income	901	1,452
Loss before income tax	(13,240)	(23,462)
Income tax benefit	5,665	35
Net loss	$(7,575)	$(23,427)
Net loss per common share, basic and diluted	$(0.09)	$(0.29)
Shares used in computing net loss per common share, basic and diluted	80,757,801	79,673,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(7,575)	$(23,427)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax of $0	(81)	184
Foreign currency translation adjustments, net of tax of $0	(473)	(633)
Other comprehensive loss	(554)	(449)
Comprehensive loss	$(8,129)	$(23,876)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	80,735,688	$8	$552,077	$414	$(486,904)	$65,595
Issuance of common stock upon exercise of stock options	88,480	—	80	—	—	80
Release of restricted stock units	12,925	—	—	—	—	—
Stock-based compensation	—	—	2,035	—	—	2,035
Other comprehensive loss	—	—	—	(554)	—	(554)
Net loss	—	—	—	—	(7,575)	(7,575)
Balance at March 31, 2020	80,837,093	8	554,192	(140)	(494,479)	59,581

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	79,571,714	8	538,895	940	(404,532)	135,311
Issuance of common stock upon exercise of stock options	254,481	—	251	—	—	251
Release of restricted stock units	25,850	—	—	—	—	—
Stock-based compensation	—	—	3,703	—	—	3,703
Other comprehensive loss	—	—	—	(449)	—	(449)
Net loss	—	—	—	—	(23,427)	(23,427)
Balance at March 31, 2019	79,852,045	8	542,849	491	(427,959)	115,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(7,575)	$(23,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	994	1,088
Amortization of intangible assets	136	140
Impairment of property and equipment	1,199	—
Non-cash lease expense	380	219
Accretion of discounts and amortization of premiums on marketable securities	(294)	(353)
Stock-based compensation	2,035	3,703
Loss from remeasurement of fair value of contingent consideration	944	—
Deferred income tax	—	(35)
Changes in operating assets and liabilities:
Accounts receivable	(711)	11,330
Income tax receivable	(5,665)	—
Prepaid expenses and other assets	1,277	(368)
Accounts payable	702	202
Deferred revenue	(2,897)	(3,174)
Accrued clinical trial and manufacturing expenses	218	216
Accrued expenses and other liabilities	1,798	(1,556)
Operating lease liabilities	(406)	806
Net cash used in operating activities	(7,865)	(11,209)
Cash Flows from Investing Activities
Purchase of marketable securities	(36,385)	(77,790)
Proceeds from maturities of marketable securities	79,031	76,103
Purchase of property and equipment	(48)	(424)
Net cash provided by (used in) investing activities	42,598	(2,111)
Cash Flows from Financing Activities
Proceeds from exercise of stock options	80	251
Net cash provided by financing activities	80	251
Effect of exchange rate changes	(56)	(127)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,757	(13,196)
Cash, cash equivalents and restricted cash at beginning of period	60,092	126,778
Cash, cash equivalents and restricted cash at end of period	$94,849	$113,582
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$41
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$94,381	$113,114
Restricted cash	468	468
Total cash, cash equivalents and restricted cash	$94,849	$113,582

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

The Company’s product candidates in the Stimulator of Interferon Genes (STING) and A Proliferation Inducing Ligand (APRIL) pathways are being investigated in cancer, autoimmune and inflammatory diseases. The Company’s lead STING pathway activator product candidate, ADU-S100 (MIW815), which potentially activates the intracellular STING receptor for a potent tumor-specific immune response, is being evaluated in combination with KEYTRUDA® (pembrolizumab), an approved anti-PD-1 monoclonal antibody, as first-line treatment for patients with recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN). The Company’s anti-APRIL antibody product candidate, BION-1301, a first-in-class fully blocking monoclonal antibody that blocks APRIL binding to both the BCMA and TACI receptors, is being evaluated in patients with IgA nephropathy. The Company is collaborating with leading global pharmaceutical companies to help expand and drive its product pipeline. The Company’s strategy is to rapidly advance first- or best-in-class therapies from its STING and APRIL programs through clinical development and regulatory approval.

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2016-13 – Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and

Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which defers the effective date for ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all periods beginning after December 15, 2018. The Company does not plan to early adopt and is currently in the process of evaluating the impact the standard will have on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information, and modifies some disclosure requirements. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. The Company adopted the new standard on January 1, 2020. As the result of the adoption the Company is no longer required to disclose (1) the amount of and the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation process for Level 3 fair value measurements. Additionally, the Company is required to disclose (1) the changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Refer to Note 3 “Fair Value Measurements” for the newly required disclosures resulting from the adoption of this standard.

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

The Company’s cash equivalents, which include money market funds, are classified as Level 1 because they are valued using quoted market prices. The Company’s cash equivalents consisting of corporate debt securities and commercial paper along with the Company’s marketable securities consisting of available-for-sale securities are generally classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. When quoted prices in active markets for identical assets or liabilities are not available, the Company relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.

In certain cases where there is limited activity or less transparency around the inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of the contingent consideration liability.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$69,414	$—	$—	$69,414
U.S. government and agency securities	—	20,047	—	20,047
Corporate debt securities	—	43,114	—	43,114
Commercial paper	—	57,824	—	57,824
Total	$69,414	$120,985	$—	$190,399
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$1,972	$1,972
Total	$—	$—	$1,972	$1,972

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$39,994	$—	$—	$39,994
U.S. government and agency securities	—	43,333	—	43,333
Corporate debt securities	—	54,590	—	54,590
Commercial paper	—	67,536	—	67,536
Total	$39,994	$165,459	$—	$205,453
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$1,051	$1,051
Total	$—	$—	$1,051	$1,051

The acquisition-date fair value of the contingent consideration liability represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value of the contingent consideration is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving development milestones, anticipated timelines and discount rate, the values of which as of March 31, 2020 are shown in the table below. Changes in the fair value of the liability for contingent consideration will be recognized in the consolidated statement of operations until settlement.

Unobservable Input
Probability of attaining milestone	18.8%
Period of time to achieve milestone (in years)	7.8
Discount rate	10.0%

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2019	$1,051
Net change in fair value upon remeasurement	944
Foreign currency impact on contingent consideration	(23)
Balance at March 31, 2020	$1,972

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,532	$—	$—	$15,532
Money market funds	69,414	—	—	69,414
Commercial paper	8,389	—	(4)	8,385
Corporate debt securities	1,050	—	—	1,050
Total cash and cash equivalents	$94,385	$—	$(4)	$94,381
Marketable securities:
U.S. government and agency securities	$20,009	$39	$(1)	$20,047
Corporate debt securities	42,115	10	(61)	42,064
Commercial paper	49,438	13	(12)	49,439
Total marketable securities	$111,562	$62	$(74)	$111,550

	December 31, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$8,149	$—	$—	$8,149
Money market funds	39,994	—	—	39,994
Commercial paper	11,482	—	(1)	11,481
Total cash and cash equivalents	$59,625	$—	$(1)	$59,624
Marketable securities:
U.S. government and agency securities	$43,295	$40	$(2)	$43,333
Corporate debt securities	54,563	33	(6)	54,590
Commercial paper	56,055	7	(7)	56,055
Total marketable securities	$153,913	$80	$(15)	$153,978

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of March 31, 2020 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Mature in one year or less	$108,556	$57	$(74)	$108,539
Mature after one year through two years	3,006	5	—	3,011
Total available-for-sale marketable securities	$111,562	$62	$(74)	$111,550

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Leasehold improvements	$27,084	$27,288
Lab equipment	6,046	8,817
Computer and office equipment	2,005	2,334
Furniture	1,427	1,590
Construction in progress	206	190
Total property and equipment	36,768	40,219
Less: accumulated depreciation	(14,276)	(15,531)
Property and equipment, net	$22,492	$24,688

Depreciation expense was $1.0 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31	December 31,
	2020	2019
Compensation and related benefits	$3,702	$3,677
Professional and consulting services	2,165	2,845
Value-added tax payable	2,016	5
Accrued research expense	816	890
Accrued property and equipment	—	31
Other	1,417	733
Total accrued expenses and other liabilities	$10,116	$8,181

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2019	$8,167
Foreign currency translation adjustment	(157)
Balance at March 31, 2020	$8,010

The Company tests goodwill for impairment on an annual basis on November 1, or more frequently if an impairment indicator exists. To determine if an impairment has occurred, the Company performs a quantitative test in which the Company compares the fair value of its single reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the Company records an impairment loss equal to that difference. As a result of the Company’s planned closure of its Aduro Biotech Europe headquarters, the Company performed a quantitative assessment of goodwill as of March 31, 2020, and concluded that there was no impairment of goodwill as the fair value of the Company’s reporting unit exceeded its carrying value.

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$10,878	$2,402	$8,476
Total intangible assets with finite lives	10,878	2,402	8,476
Acquired IPR&D assets	10,002	—	10,002
Total intangible assets	$20,880	$2,402	$18,478

	December 31, 2019
	Gross Carrying Amount	Impairment(1)	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,091	$—	$2,311	$8,780
Total intangible assets with finite lives	11,091	—	2,311	8,780
Acquired IPR&D assets	15,297	5,099	—	10,198
Total intangible assets	$26,388	$5,099	$2,311	$18,978

(1)	The amount includes effects of foreign currency exchange rates.

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over a period of 20 years and the amortization expense is recorded in operating expenses. The Company tests its Acquired IPR&D intangible assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

In the first quarter of 2020, due to the Company’s decision to close its Aduro Biotech Europe headquarters, the Company assessed its Acquired IPR&D intangible assets for impairment. Based on the qualitative assessment performed, no impairment of Acquired IPR&D intangible assets was recorded as of March 31, 2020.

Amortization expense was $0.1 million for each of the three months ended March 31, 2020 and 2019. Based on finite-lived intangible assets recorded as of March 31, 2020, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020 (remaining nine months)	$408
2021	544
2022	544
2023	544
2024	544
2025	544

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

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date in March 2015 and ends upon receipt of regulatory approval, estimated to occur in 2028. The Company’s performance period commenced in May 2015. The transaction price consists of the $200.0 million upfront fee, a $35.0 million milestone payment received in the second quarter of 2016 upon commencement of a Phase 1 study, and $2.1 million in reimbursement of research and development costs through March 31, 2020. The Company determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of Phase 1 studies. Therefore, these payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Novartis and have been excluded from the transaction price. The transaction price of $237.1 million is allocated to one combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

The Company is funding the squamous cell carcinoma of the head and neck and non-muscle invasive bladder cancer studies evaluating ADU-S100 itself because Novartis has opted out of these trials.

For the three months ended March 31, 2020 and 2019, the Company recognized revenue from its collaboration with Novartis totaling $1.8 million and $2.5 million, respectively. The remaining balance of the upfront fee of $167.2 million is included in deferred revenue at March 31, 2020.

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

For the three months ended March 31, 2020 and 2019, the Company recognized $2.2 million and $1.4 million in revenue from the Lilly Agreement. The Company recorded $3.8 million in deferred revenue at March 31, 2020.

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

The Company received a milestone payment of $2.0 million in 2017 for the initiation of a Good Laboratory Practice, or GLP, toxicology study and $3.0 million in the first quarter of 2018 for the initiation of a Phase 1 trial for the anti-CD27 antibody and $10.0 million in the first quarter of 2020 for the initiation of a Phase II trial for the anti-CD27 antibody. The payments were recognized in revenue when received as the Company had no remaining performance obligation. The Company is eligible to receive future contingent payments, including up to $297.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, the Company is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized when earned as the Company has no remaining performance obligations under this agreement.

For the three months ended March 31, 2020, the Company recognized revenue from its collaboration with Merck totaling $10.0 million.

7. Commitments and Contingencies

Leases

The Company leases one facility in Berkeley, California under an operating lease that has a remaining lease term of approximately 10 years. The Company also leases one facility in Oss, the Netherlands, under an operating lease that expires in December 2020. Both leases contain an option to extend for an additional term, however, the Company is not reasonably certain to exercise the option for the Berkeley lease and the Company will not be exercising the option for the Oss lease due to the planned closure of the facility. Refer to footnote 10 “Restructuring and Related Expense” for additional information.

The Company is subleasing approximately 26,552 square feet in its Berkeley facility under subleases that expire on or prior to December 31, 2020. Sublease income was $0.4 million for each of the three months ended March 31, 2020 and 2019.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Berkeley lease in the amount of $0.5 million. The letter of credit is collateralized by a certificate of deposit for $0.5 million which has been included in restricted cash in the consolidated balance sheet as of March 31, 2020.

The maturity of the Company’s operating lease liabilities as of March 31, 2020 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2020 (remaining nine months)	$4,260
2021	5,332
2022	5,460
2023	5,569
2024	5,681
Thereafter	30,155
Total undiscounted lease payments	56,457
Present value adjustment	23,434
Total net lease liability	$33,023
Net lease liability - current	$1,765
Net lease liability - non-current	31,258
Total net lease liability	$33,023

Straight-line rent expense recognized for operating leases was $1.4 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $0.3 million for each of the three months ended March 31, 2020 and 2019. The Company does not have any finance leases.

The following information represents supplemental disclosure for the condensed consolidated statement of cash flows related to operating leases (in thousands):

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$1,390	$1,356

The following summarizes additional information related to operating leases:

	March 31, 2020	March 31, 2019
Weighted-average remaining lease terms (in years)
Operating leases	9.7	10.6
Weighted-average discount rate
Operating leases	12%	12%

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

8. Common Stock

The Company had reserved shares of common stock for future issuance as follows:

March 31, 2020
Options issued and outstanding	12,243,983
Shares available for future stock option grants	10,011,759
Restricted stock units	709,027
Common stock warrants	47,762
Total	23,012,531

At-the-Market Sales Agreement

In August 2017, the Company entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million through Cowen, as the Company’s sales agent. The Company will pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the year ended December 31, 2019 or the three months ended March 31, 2020. As of March 31, 2020, the Company had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of its shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2020, the shares issuable under the 2015 Plan increased by 3,229,427. The Company had 10,011,759 shares available for future grant under the 2015 Plan as of March 31, 2020.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At March 31, 2020, 2,694,764 options under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2020:

	Options Outstanding
	Shares Available for Grant		Number of Shares Underlying Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2019	8,751,436		10,297,444	$5.49	$680
Authorized	3,229,427		—
RSUs forfeited	76,991		—
Granted	(2,866,000)		2,866,000	3.16
Exercised	—		(88,480)	0.90
Canceled	819,905	(1)	(830,981)	4.81
Balance—March 31, 2020	10,011,759		12,243,983	$5.03	$5,420
Options exercisable—March 31, 2020			5,942,462	$6.44	$4,515
Options vested and expected to vest—March 31, 2020			10,777,743	$5.24	$5,189

(1)

This excludes 11,076 subject to canceled options for the three months ended March 31, 2020 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2020 was $0.1 million.

As of March 31, 2020, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $11.3 million, which the Company expects to recognize over an estimated weighted-average period of 3.2 years.

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

The following table summarizes RSU activity for the three months ended March 31, 2020:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2019	798,943	$7.40
Vested	(12,925)	11.15
Forfeited	(76,991)	8.34
Balance—March 31, 2020	709,027	$7.23

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of March 31, 2020, there was $3.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs which is expected to be recognized over a weighted-average period of 1.6 years.

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP equal to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. There was no annual increase of shares issuable under the 2015 ESPP on January 1, 2019. The Company had 1,570,337 shares available for future issuance under the 2015 ESPP as of March 31, 2020.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the 2015 ESPP:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	0.5	0.5
Volatility	47.6%	62.5%
Risk-free interest rate	1.59%	2.37%
Dividend yield	—%	—%

Stock-based Compensation Expense

Total stock-based compensation expense recognized for employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$863	$2,033
General and administrative	1,172	1,670
Total stock-based compensation expense	$2,035	$3,703

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock—Since the Company’s IPO, the Company has used the market closing price of its common stock as reported on the Nasdaq Global Select Market.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term for employee options). The Company uses the contractual term to determine the non-employee award fair value at the grant date.

Expected Volatility—The Company’s expected volatility is based on the historical volatility of the Company’s common stock price since its IPO in 2015.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	6.2	5.9 - 9.5
Volatility	75.0 - 77.5%	70.7 - 70.9%
Risk-free interest rate	0.68 - 1.34%	2.47 - 2.61%
Dividend yield	—%	—%

10. Restructuring and Related Expense

In January 2020, the Company’s Board of Directors approved a restructuring to further extend the Company’s operating capital and align personnel towards executing the clinical development strategy. As of March 31, 2020, the Company reduced its workforce by 19 employees (approximately 20% of total employees) and intends to reduce its workforce by an additional 32 employees in the remainder part of the year under the restructuring plan. Additionally, the Company intends to close its Aduro Biotech Europe, or ABE, headquarters in Oss, the Netherlands. The Company estimates that it will incur aggregate charges of approximately $6.4 million, including $2.1 million in one-time severance and employee termination related costs, approximately $4.0 million in one-time retention costs and relocation costs of approximately $0.3 million. During the three months ended March 31, 2020, the Company accrued approximately $3.1 million of restructuring compensation and paid approximately $0.9 million of restructuring compensation. As of March 31, 2020, the Company has a remaining restructuring compensation reserve balance of approximately $2.2 million. The restructuring is expected to be substantially complete by the end of the third quarter of 2020.

The restructuring plan includes the planned closure of the ABE leased facility by June 30, 2020. As a result, the Company fully impaired ABE’s property and equipment, consisting of lab equipment, computer and office equipment, furniture, and leasehold improvements, during the three months ended March 31, 2020. Additionally, the Company accelerated the amortization of the ROU asset associated with the leased facility so that the ROU asset will be fully amortized by June 30, 2020 rather than December 31, 2020, the expiration of the Oss lease. For the three months ended March 31, 2020, the Company recorded an additional ROU asset amortization expense of $0.1 million.

Restructuring and related expense consist of the following (in thousands):

Three months ended
March 31, 2020
Restructuring compensation	$3,106
Impairment of property and equipment	1,202
Total restructuring and related expense	$4,308

For the three months ended March 31, 2019 in the Statement of Operations, the Company reclassified $3.0 million of restructuring and related expense associated with the January 2019 strategic reset from Research and development and General and administrative to Restructuring and related expense to be consistent with the presentation of the March 31, 2020 condensed consolidated financial statements.

11. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 global pandemic. The CARES Act, among other things, permits certain net operating losses (NOLs) to be carried back for the preceding five taxable years to offset 100% of taxable income.

Income tax benefit for the three months ended March 31, 2020 and 2019 was approximately $5.7 million and $35,000, respectively. The income tax benefit recorded for the three months ended on March 31, 2020 was primarily related to the tax refund due to the NOL carryback available under the CARES Act. The income tax benefit for the three months ended on March 31, 2019 was primarily related to the foreign deferred tax benefit from the amortization of intangibles. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

12. Net Loss per Common Share

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

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	12,243,983	11,790,706
Restricted stock units	709,027	1,361,902
Common stock warrants	47,762	61,861
Total	13,000,772	13,214,469

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Our STING pathway activator technology is designed to activate the intracellular STING receptor, which may result in a potent tumor-specific immune response. We are developing STING pathway activator product candidates in oncology under our worldwide collaboration with Novartis. ADU-S100 (MIW815), the first STING pathway activator to enter the clinic, is being investigated in a Phase 2 clinical trial of ADU-S100 in combination with KEYTRUDA® (pembrolizumab), an approved anti-PD-1 monoclonal antibody, as first-line treatment for patients with recurrent or metastatic squamous cell carcinoma of the head and neck. We are preparing to initiate a Phase 1 clinical trial of ADU-S100 as a single agent administered intravesically in patients with non-muscle invasive bladder cancer who are unresponsive to Bacillus Calmette-Guerin (BCG), an approved intravesical immunotherapy, in the second half of 2020, subject to any delays resulting from COVID-19, as further discussed below. ADU-S100 has also been evaluated in a Phase 1 clinical trial as a single agent and in a Phase 1b combination trial with spartalizumab (PDR001), an investigational anti-PD-1 monoclonal antibody, in patients with cutaneously accessible metastatic solid tumors or lymphomas.

APRIL is a soluble factor that binds to B-cell maturation antigen, or BCMA, and transmembrane activator and CAML interactor, or TACI, receptors thereby inducing signaling, and is believed to be implicated in IgA nephropathy and other indications. We are developing BION-1301, a first-in-class monoclonal antibody that fully blocks APRIL binding to both of its natural ligands, the BCMA and TACI receptors. BION-1301 is being evaluated in a Phase 1 clinical trial for the treatment of IgA nephropathy, a chronic autoimmune kidney disease with unclear causality. Because there currently are no approved therapies for IgA nephropathy with curative intent, we believe there is opportunity for BION-1301 to address a significant unmet patient need. We have completed dosing healthy volunteers in the first-in-human study of BION-1301 in IgA nephropathy and plan to begin dosing patients with IgA nephropathy in the first half of 2020, subject to any delays resulting from COVID-19, as further discussed below.

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

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of common stock and licensing agreements with pharmaceutical partners. We incurred a net loss of $7.6 million and $23.4 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, our cash, cash equivalents and marketable securities totaled $205.9 million and our accumulated deficit was $494.5 million. We have intellectual property protection on our STING and APRIL programs and each of our product candidates, some of which we believe can be maintained into 2040.

In January 2020, our Board of Directors approved a restructuring to further extend our operating capital and align personnel towards executing our clinical development strategy. As of March 31, 2020, we reduced our workforce by 19 employees (approximately 20% of total employees) and intend to reduce our workforce by an additional 32 employees in the remainder part of the year under the restructuring plan. We estimate that we will incur aggregate charges of approximately $6.4 million, including $2.1 million in one-time severance and employee termination related costs, approximately $4.0 million in one-time retention costs and relocation costs of approximately $0.3 million. The restructuring is expected to be substantially complete by the end of the third quarter 2020. The reduction in ongoing operating expenses is expected to extend our cash, cash equivalents and marketable securities into 2023, exclusive of potential future milestone payments from our partnerships with Novartis, Lilly and Merck.

COVID-19 Update

In response to the COVID-19 global pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. The COVID-19 global pandemic is rapidly evolving, and the timing of delays and overall impact to our clinical trials and business are currently unknown. In our Current Report on Form 8-K filed with the SEC on April 9, 2020, we provided an update on the current status of our clinical programs and business operations.

As previously disclosed, though we have begun activating clinical trial sites for Part 3 of the BION-1301 clinical trial for the treatment of IgA nephropathy, we expect there will be delays in our ability to activate additional sites and enroll patients at existing and any additional sites depending upon the duration and nature of COVID-19 public health guidance measures in much of the United States and Europe. These measures are also likely to impact our ability to conduct patient follow-up. As a result, our ability to report data in IgA nephropathy patients will likely be delayed until the first half of 2021.

In addition, we expect the evolving situation surrounding COVID-19 may:

•

delay activation of additional sites, enrollment of new patients, our ability to conduct patient follow-up and our ability to complete analyses of data from the Phase 2 clinical trial of ADU-S100 in combination with KEYTRUDA® (pembrolizumab), an approved anti-PD-1 monoclonal antibody, as first-line treatment for patients with recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN);

•

delay study start-up activities for our planned clinical trial in ADU-S100 as a single agent administered intravesically in patients with non-muscle invasive bladder cancer who are unresponsive to Bacillus Calmette-Guerin (BCG); and

•

delay our ability to conduct patient follow-up and our ability to complete analyses of data from our study with Novartis in ADU-S100 + Spartalizumab (PDR001) for the treatment of advanced/metastatic solid tumors or lymphomas, and, as a result, our ability to report complete dose escalation and enrichment results will likely be delayed.

Please also see the risk factor below titled “Public health crises such as pandemics or similar outbreaks could materially and adversely affect our clinical trials, business, financial condition and results of operations.”

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

Restructuring and Related Expense

Restructuring and related expense includes restructuring compensation charges and the impairment of property and equipment. Restructuring compensation charges consist of one-time severance and employee termination related costs, one-time retention costs, and relocation costs. Specifically, as part of the restructuring plan to close Aduro Biotech Europe in the second quarter of 2020, the Company impaired its property and equipment balance for Aduro Biotech Europe.

Interest Income

Interest income primarily consists of interest income from our cash equivalents and marketable securities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$13,950	$3,938	$10,012
Total revenue	13,950	3,938	10,012
Operating expenses:
Research and development	15,828	17,494	(1,666)
General and administrative	7,819	8,224	(405)
Restructuring and related expense	4,308	2,994	1,314
Amortization of intangible assets	136	140	(4)
Total operating expenses	28,091	28,852	(761)
Loss from operations	(14,141)	(24,914)	10,773
Interest income	920	1,471	(551)
Other loss, net	(19)	(19)	-
Loss before income tax	(13,240)	(23,462)	10,222
Income tax benefit	5,665	35	5,630
Net loss	$(7,575)	$(23,427)	$15,852

Revenue

Total revenue was $14.0 million for the three months ended March 31, 2020, an increase of $10.0 million compared to the three months ended March 31, 2019. The increase for the quarter was primarily due to recognition of the $10.0 million development milestone payment received under our exclusive license and research agreement with Merck (known as MSD outside the United States and Canada) for Merck’s initiation of a Phase 2 clinical trial of MK-5890, an anti-CD27 agonist, in non-small cell lung cancer (NSCLC).

Research and Development Expenses

The following table summarizes our research and development costs by program incurred during the three months ended March 31, 2020 and 2019. Each year, we present and describe our research and development expenses based on programs and categories that are considered critical to us at that time and all other non-critical programs and categories are reported in Other R&D and Other, respectively. Therefore, the presentation in the Research and Development Expense tables may change from year to year.

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
APRIL	$6,045	$5,492	$553
STING	3,542	2,853	689
cGAS-STING	1,127	1,056	71
Other R&D	2,548	4,460	(1,912)
Subtotal	13,262	13,861	(599)
Stock-based compensation	863	2,033	(1,170)
Facility costs	1,703	1,600	103
Total research and development	$15,828	$17,494	$(1,666)

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Clinical trial and research expenses	$8,504	$8,209	$295
Compensation and related personnel costs	3,289	4,095	(806)
Facility costs	1,703	1,600	103
Professional services	1,264	1,259	5
Stock-based compensation expense	863	2,033	(1,170)
Other	205	298	(93)
Total research and development	$15,828	$17,494	$(1,666)

Research and development expenses allocated to our programs were $15.8 million for the three months ended March 31, 2020, a decrease of $1.7 million compared to the three months ended March 31, 2019. The decrease was primarily due to lower costs related to our programs that are winding down partially offset by higher costs as a result of focused spending towards our STING and APRIL programs. The decrease was further attributable to lower compensation and related personnel costs as well as stock-based compensation in 2020 due to reduced headcount as a result of our strategic reset of January 2019 and the restructuring of January 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Professional services	$3,146	$2,938	$208
Compensation and related personnel costs	2,079	2,161	(82)
Stock-based compensation expense	1,172	1,670	(498)
Facility costs	1,006	896	110
Other	416	559	(143)
Total general and administrative	$7,819	$8,224	$(405)

General and administrative expenses were $7.8 million for the three months ended March 31, 2020, a decrease of $0.4 million compared to the three months ended March 31, 2019. The decrease for the quarter was primarily due to lower personnel and stock-based compensation expense, as a result of our strategic reset of January 2019 and the restructuring of January 2020.

Restructuring and Related Expense

Restructuring and related expense was $4.3 million for the three months ended March 31, 2020, an increase of $1.3 million compared to the three months ended March 31, 2019. The increase for the quarter was primarily due to the impairment of property and equipment associated with the planned closure of its subsidiary, Aduro Biotech Europe, as part of the January 2020 restructuring plan. The $3.0 million restructuring and related expense, which includes employee severance and retention payments, for the three months ended March 31, 2019, related to the January 2019 strategic reset.

Interest Income

Interest income was $0.9 million for the three months ended March 31, 2020, a decrease of $0.6 million compared to the three months ended March 31, 2019. The decrease for the three months ended March 31, 2020 was primarily due to the lower cash balance in the first quarter of 2020.

Income Tax Benefit

Income tax benefit was $5.7 million for the three months ended March 31, 2020 compared to $35,000 for the three months ended March 31, 2019. The change was primarily related to the tax refund due to the carryback of Net Operating Loss and Alternative Minimum Tax credit refund under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted in response to the COVID-19 global pandemic.

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock and proceeds from our collaboration and license agreements. At March 31, 2020, we had cash, cash equivalents and marketable securities of $205.9 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2023. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect. If our assumptions prove to be incorrect, we could consume our available capital resources sooner than we currently expect or in excess of amounts that we currently expect, which could adversely affect our development activities.

In August 2017, we entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, acting as sales agent. We agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the three months ended March 31, 2020. As of March 31, 2020, we had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-219639) or an effective replacement shelf registration statement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,865)	$(11,209)
Investing activities	42,598	(2,111)
Financing activities	80	251
Effect of exchange rate changes	(56)	(127)
Net change in cash, cash equivalents, and restricted cash	$34,757	$(13,196)

Operating Activities

Net cash used in operating activities was $7.9 million for the three months ended March 31, 2020, compared to $11.2 million for the three months ended March 31, 2019. Net cash used in operating activities was lower primarily due to the increase in accrued liabilities.

Investing Activities

Net cash provided by investing activities was $42.6 million for the three months ended March 31, 2020, compared to $2.1 million of net cash used for the three months ended March 31, 2019. The change was primarily due to a lower level of purchases of marketable securities in 2020 as compared to 2019.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2020, compared to $0.3 million for the three months ended March 31, 2019. The change is primarily due to a lower amount of proceeds from the issuance of common stock under our stock incentive plans in 2020 as compared to 2019.

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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2020:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$4,260	$10,792	$11,250	$30,155	$56,457
Total contractual obligations	$4,260	$10,792	$11,250	$30,155	$56,457

Recently Adopted Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our consolidated financial statements, refer to Note 2 “Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements” in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of common stock, and licensing agreements with pharmaceutical partners. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We incurred a net loss of $7.6 million and $23.4 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, we had an accumulated deficit of $494.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At March 31, 2020, our cash and cash equivalents and marketable securities were $205.9 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We intend to sublease a significant amount of space in our headquarters in Berkeley, California. If we are unable to sublease our facilities on favorable terms, our subtenants are unable to meet their obligations under the subleases or our landlord recaptures the subleased space, we may be responsible for unexpected costs or the value of the lease asset may be reduced, which could impact our financial results.

At March 31, 2020, we had approximately 110,853 square feet of leased space in Berkeley. In connection with our restructuring plan, we expect to sublease a significant portion of our Berkeley facility to third parties. The COVID-19 global pandemic may result in reduced sublease demand or the amount of rent we are able to obtain. In the event that we are unable to sublease our excess space on favorable terms, or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur substantial payment obligations to our landlord. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring reserves, which could have a material impact on our financial results. In addition, in the event that we sublease 50% or more of our Berkeley facility to third parties, our landlord may recapture such subleased space, which would require us to reduce the value of the operating lease right-of-use asset on our balance sheet and could have a material impact on our financial results.

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

We may experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. In addition, due to delays in clinical trials related to the COVID-19 global pandemic, we expect that our clinical development program timelines will be negatively affected. See also the risk factor titled, “Public health crises such as pandemics or similar outbreaks could materially and adversely affect our clinical trials, business, financial condition and results of operations.”

The commencement or completion of clinical trials can be delayed or aborted for a variety of reasons, including delays or failures related to:

•	the COVID-19 global pandemic, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols;
•	generating sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
•	obtaining regulatory approval to commence a trial;
•	identifying and recruiting suitable clinical investigators;
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

If the interim topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the studies until their conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites;
•	the design of the trial;
•	patients’ willingness to enroll or continue to participate in a clinical trial during the COVID pandemic;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
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

Public health crises such as pandemics or similar outbreaks could materially and adversely affect our clinical trials, business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 global pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations.  Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories will be delayed.

As a result of the COVID-19 global pandemic, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

delays or disruptions in preclinical experiments and investigational new drug application-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations and vendors;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

•

limitations on employee resources that would otherwise be focused on the conduct of our clinical trials and pre-clinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions.

These and other factors arising from the COVID-19 global pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could materially and adversely affect our business, financial condition and results of operations.

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the outbreak may affect our clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 global pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

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

•

The manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, disease outbreaks, including the current COVID-19 global pandemic, power failures and numerous other factors;

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

We conduct clinical trials, and plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we are subject to additional risks related to operating in foreign countries in conducting clinical trials and if we obtain the necessary approvals, including:

•

differing legal and regulatory requirements in foreign countries, including future legal and regulatory requirements of the United Kingdom (where we are conducting a clinical trial) following the withdrawal of the United Kingdom from the European Union;

•

economic weakness, including recession or depression resulting from the current COVID-19 global pandemic or inflation, or political instability in particular foreign economies and markets, including any instability resulting from the withdrawal of the United Kingdom from the European Union;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, including the current COVID-19 global pandemic;
•	business interruptions resulting from natural or man-made disasters and geo-political actions, including pandemics, including the current COVID-19 global pandemic, war and terrorism;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations, including clinical trials;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations; and
•

challenges to and protecting our contractual and intellectual property rights, including in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer, our Chief Medical Officer, our Interim Chief Financial Officer and our Chief Administrative Officer. As previously disclosed, our Chief Scientific Officer intends to resign effective as of June 30, 2020 in connection with our restructuring plan, which includes closure of the Aduro Biotech Europe headquarters in Oss, the Netherlands, where our Chief Scientific Officer is based. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business. The Northern California region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors, consultants or vendors are vulnerable to damage from, among others, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electronic failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization or similar disruptive problems. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Any such material system failure or security breach could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, and damage to our reputation, and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages or outages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates, in some cases on a patient by patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is in Northern California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

For example, the current COVID-19 global pandemic has disrupted businesses globally.  We cannot at this time predict the specific extent, duration, or full impact that the COVID-19 global pandemic will have on our financial condition and operations, including ongoing and planned clinical trials, or the financial condition and operations of our CROs, contract manufacturers or other partners. We believe that there will be an impact on the clinical development of our product candidates, which may include potential delays, halts or modifications to our ongoing and planned trials.

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, subsequent to our acquisition of Aduro Biotech Europe we have incurred intangible asset impairment charges of $9.0 million and related reductions in deferred tax benefit of $2.2 million related to the Aduro Biotech Europe business. Further, in January 2020, we announced plans to shut down our Netherlands operations, which resulted in impairment and other charges. While BION-1301 was originally developed by Aduro Biotech Europe, it is currently uncertain whether the Aduro Biotech Europe acquisition will result in any product candidates that are ultimately approved for sale. Additionally, foreign acquisitions are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries. See also the risk factor titled, “Impairment of goodwill and other intangible assets may result in significant impairment charges, which would adversely affect our financial condition and results of operations.”

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 global pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 global pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year (this requirement was commonly referred to as the “individual mandate”). On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the Affordable Care Act. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2029 unless additional Congressional action is taken. These reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 global pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare providers, patients and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we research, develop, sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

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
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. We do not believe that we are currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process and in the course of our research collaborations. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR.

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of personal data outside of the European Union into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

If we or third-party CMOs, CROs or other contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. By way of example, the California Consumer Privacy Act, or CCPA, effective January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the General Data Protection Regulation, or GDPR, took effect in Europe. The GDPR is directly applicable in each EU member state and applies to companies established in the EU as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Additionally, following the United Kingdom’s withdrawal from the European Union, we will have to comply with the GDPR and the United Kingdom GDPR, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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
•

market conditions or trends in our industry or the economy as a whole, including as a result of economic recession or depression and market volatility related to the COVID-19 global pandemic and global health concerns.

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

Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.

We maintain a portfolio of marketable securities for investment of our cash, and securities included in our portfolio have recently been downgraded. Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to additional downgrades of securities included in our portfolio, increases in interest rates, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. In addition, the COVID-19 pandemic could adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio's overall risk profile, the value of our investments may nevertheless decline.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume and as a result of the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-K among others.

In addition, the stock market in general, and the Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, such as the current COVID-19 global pandemic and resulting market volatility, may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition and results of operations.

If our stock price trades below $1.00 for 30 consecutive trading days, our common stock may be subject to delisting from the Nasdaq Global Select Market.

If at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Global Select Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance, which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. As of March 31, 2020, our stock had traded at a 52-week low of $0.94 per share, and a 52-week high of $4.41 per share. Our closing share price on March 31, 2020 was $2.74.

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

Once we are no longer an emerging growth company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

As a public company we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which requires, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company we may take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. After we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of some of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer an emerging growth company or otherwise qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

10.1†	Amendment No. 3 to Exclusive License Agreement between Aduro Biotech, Inc. and the Memorial Sloan Kettering Cancer Center, dated March 30, 2020.					X

10.2†+	Termination Agreement between Andrea van Elsas and Aduro Biotech, Inc. dated April 10, 2020.					X

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act of Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of the Interim Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Indicates management contract or compensatory plan, contract or agreement.
†	Confidential treatment has been granted for a portion of this exhibit.
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

Aduro Biotech, Inc.
Date: May 4, 2020	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: May 4, 2020	By:	/s/ William G. Kachioff
William G. Kachioff
Interim Chief Financial Officer
(Principal Financial Officer)