Form 10-Q
period 2020-06-30
ADURO BIOTECH, INC.
filed 2020-08-03
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of July 29, 2020 was 81,059,005.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ADURO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$71,103	$59,624
Marketable securities	100,028	153,978
Accounts receivable	1,169	342
Income tax receivable	5,665	—
Prepaid expenses and other current assets	3,015	3,958
Total current assets	180,980	217,902
Marketable securities	14,995	—
Property and equipment, net	21,706	24,688
Operating lease right-of-use assets	20,334	21,110
Goodwill	8,177	8,167
Intangible assets, net	18,723	18,978
Restricted cash	468	468
Total assets	$265,383	$291,313
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,339	$414
Accrued clinical trial and manufacturing expenses	2,615	4,253
Accrued expenses and other liabilities	9,673	8,181
Operating lease liabilities	1,741	1,803
Deferred revenue	4,935	6,950
Total current liabilities	20,303	21,601
Contingent consideration	2,013	1,051
Deferred revenue	161,312	166,963
Deferred tax liabilities	3,531	3,527
Operating lease liabilities	30,855	31,636
Other long-term liabilities	753	940
Total liabilities	218,767	225,718
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 81,059,005 and 80,735,688 shares issued and outstanding at June 30, 2020 and December 31, 2019	8	8
Additional paid-in capital	557,263	552,077
Accumulated other comprehensive income	439	414
Accumulated deficit	(511,094)	(486,904)
Total stockholders’ equity	46,616	65,595
Total liabilities and stockholders’ equity	$265,383	$291,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Collaboration and license revenue	$5,574	$4,888	$19,524	$8,826
Total revenue	5,574	4,888	19,524	8,826
Operating expenses:
Research and development	11,108	16,657	26,936	34,151
General and administrative	9,284	7,832	17,103	16,056
Restructuring and related expense	2,046	367	6,354	3,361
Amortization of intangible assets	136	139	272	279
Total operating expenses	22,574	24,995	50,665	53,847
Loss from operations	(17,000)	(20,107)	(31,141)	(45,021)
Interest income	413	1,497	1,333	2,968
Other expense, net	(28)	(3)	(47)	(22)
Total other income	385	1,494	1,286	2,946
Loss before income tax	(16,615)	(18,613)	(29,855)	(42,075)
Income tax benefit	—	35	5,665	70
Net loss	$(16,615)	$(18,578)	$(24,190)	$(42,005)
Net loss per common share, basic and diluted	$(0.21)	$(0.23)	$(0.30)	$(0.53)
Shares used in computing net loss per common share, basic and diluted	80,862,621	80,032,022	80,810,211	79,847,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(16,615)	$(18,578)	$(24,190)	$(42,005)
Other comprehensive loss:
Unrealized gain on marketable securities, net of tax of $0	109	147	28	331
Foreign currency translation adjustments, net of tax of $0	470	404	(3)	(229)
Other comprehensive gain	579	551	25	102
Comprehensive loss	$(16,036)	$(18,027)	$(24,165)	$(41,903)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	80,735,688	$8	$552,077	$414	$(486,904)	$65,595
Issuance of common stock upon exercise of stock options	88,480	—	80	—	—	80
Release of restricted stock units	12,925	—	—	—	—	—
Stock-based compensation	—	—	2,035	—	—	2,035
Other comprehensive loss	—	—	—	(554)	—	(554)
Net loss	—	—	—	—	(7,575)	(7,575)
Balance at March 31, 2020	80,837,093	8	554,192	(140)	(494,479)	59,581
Issuance of common stock upon exercise of stock options	2,980	—	3	—	—	3
Issuance of common stock under Employee Stock Purchase Plan	42,916	—	40	—	—	40
Release of restricted stock units	176,016	—	—	—	—	—
Stock-based compensation	—	—	3,028	—	—	3,028
Other comprehensive income	—	—	—	579	—	579
Net loss	—	—	—	—	(16,615)	(16,615)
Balance at June 30, 2020	81,059,005	$8	$557,263	$439	$(511,094)	$46,616

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	79,571,714	$8	$538,895	$940	$(404,532)	$135,311
Issuance of common stock upon exercise of stock options	254,481	—	251	—	—	251
Release of restricted stock units	25,850	—	—	—	—	—
Stock-based compensation	—	—	3,703	—	—	3,703
Other comprehensive loss	—	—	—	(449)	—	(449)
Net loss	—	—	—	—	(23,427)	(23,427)
Balance at March 31, 2019	79,852,045	8	542,849	491	(427,959)	115,389
Issuance of common stock upon exercise of stock options	173,925	—	188	—	—	188
Issuance of common stock under Employee Stock Purchase Plan	58,748	—	164	—	—	164
Release of restricted stock units	45,556	—	—	—	—	-
Stock-based compensation	—	—	3,336	—	—	3,336
Other comprehensive income	—	—	—	551	—	551
Net loss	—	—	—	—	(18,578)	(18,578)
Balance at June 30, 2019	80,130,274	$8	$546,537	$1,042	$(446,537)	$101,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(24,190)	$(42,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,837	2,175
Amortization of intangible assets	272	279
Impairment of property and equipment	1,202	1,177
Non-cash lease expense	768	436
Accretion of discounts and amortization of premiums on marketable securities	(418)	(856)
Stock-based compensation	5,063	7,039
Loss from remeasurement of fair value of contingent consideration	943	24
Gain on disposal of property and equipment	(544)	(2)
Deferred income tax	—	(70)
Changes in operating assets and liabilities:
Accounts receivable	(820)	10,674
Income tax receivable	(5,665)	—
Prepaid expenses and other assets	938	612
Accounts payable	1,245	(349)
Deferred revenue	(7,666)	(6,763)
Accrued clinical trial and manufacturing expenses	(2,007)	1,359
Accrued expenses and other liabilities	1,056	(1,784)
Operating lease liabilities	(838)	468
Net cash used in operating activities	(28,824)	(27,586)
Cash Flows from Investing Activities
Purchase of marketable securities	(113,683)	(133,478)
Proceeds from maturities of marketable securities	153,082	114,159
Purchase of property and equipment	(9)	(382)
Proceeds from sale of property and equipment	544	—
Net cash provided by (used in) investing activities	39,934	(19,701)
Cash Flows from Financing Activities
Proceeds from employee stock purchase plan	40	164
Proceeds from exercise of stock options	83	439
Net cash provided by financing activities	123	603
Effect of exchange rate changes	246	(65)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,479	(46,749)
Cash, cash equivalents and restricted cash at beginning of period	60,092	126,778
Cash, cash equivalents and restricted cash at end of period	$71,571	$80,029
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$65	$—
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$71,103	$79,561
Restricted cash	468	468
Total cash, cash equivalents and restricted cash	$71,571	$80,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADURO BIOTECH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Aduro Biotech, Inc., and its wholly owned subsidiaries, or the Company, is an immunotherapy company focused on the discovery, development and commercialization of therapies that are designed to harness the body's natural immune system for the treatment of patients with challenging diseases. The Company is located in Berkeley, California and its wholly-owned subsidiary, Aduro Biotech Holdings, Europe B.V., or Aduro Biotech Europe, organized in the Netherlands. The Company operates in one business segment.

The Company’s product candidates in the A Proliferation Inducing Ligand (APRIL) and Stimulator of Interferon Genes (STING) pathways are being investigated in cancer, autoimmune and inflammatory diseases. The Company’s anti-APRIL antibody product candidate, BION-1301, an investigational monoclonal antibody that blocks APRIL binding to both the BCMA and TACI receptors, is being evaluated in patients with IgA nephropathy. The Company’s lead STING pathway activator product candidate, ADU-S100 (MIW815), which is designed to activate the intracellular STING receptor, is being evaluated in combination with KEYTRUDA® (pembrolizumab), an approved anti-PD-1 monoclonal antibody, as a potential first-line treatment for patients with recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN). The Company is collaborating with leading global pharmaceutical companies to help expand and drive its product pipeline. The Company’s strategy is to rapidly advance therapeutic candidates from its APRIL and STING programs through clinical development and regulatory approval.

On June 1, 2020, the Company entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Aspire Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, or Merger Sub, and Chinook Therapeutics U.S., Inc., a Delaware corporation, or Chinook, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Chinook, with Chinook continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger.

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$30,913	$—	$—	$30,913
U.S. government and agency securities	—	66,209	—	66,209
Corporate debt securities	—	17,702	—	17,702
Commercial paper	—	67,304	—	67,304
Total	$30,913	$151,215	$—	$182,128
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$2,013	$2,013
Total	$—	$—	$2,013	$2,013

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$39,994	$—	$—	$39,994
U.S. government and agency securities	—	43,333	—	43,333
Corporate debt securities	—	54,590	—	54,590
Commercial paper	—	67,536	—	67,536
Total	$39,994	$165,459	$—	$205,453
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$1,051	$1,051
Total	$—	$—	$1,051	$1,051

The acquisition-date fair value of the contingent consideration liability represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value of the contingent consideration is based on the Company’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving development milestones, anticipated timelines and discount rate, the values of which as of June 30, 2020 are shown in the table below. Changes in the fair value of the liability for contingent consideration will be recognized in the consolidated statement of operations until settlement.

Unobservable Input
Probability of attaining milestone	18.8%
Period of time to achieve milestone (in years)	7.5
Discount rate	10.0%

The Company did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2019	$1,051
Net change in fair value upon remeasurement	943
Foreign currency impact on contingent consideration	19
Balance at June 30, 2020	$2,013

The following tables summarize the estimated value of the Company’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,998	$—	$—	$3,998
Money market funds	30,913	—	—	30,913
Commercial paper	29,791	2	(1)	29,792
U.S. government and agency securities	6,400	—	—	6,400
Total cash and cash equivalents	$71,102	$2	$(1)	$71,103
Marketable securities:
U.S. government and agency securities	$59,800	$20	$(11)	$59,809
Corporate debt securities	17,639	63	—	17,702
Commercial paper	37,493	20	(1)	37,512
Total marketable securities	$114,932	$103	$(12)	$115,023

	December 31, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$8,149	$—	$—	$8,149
Money market funds	39,994	—	—	39,994
Commercial paper	11,482	—	(1)	11,481
Total cash and cash equivalents	$59,625	$—	$(1)	$59,624
Marketable securities:
U.S. government and agency securities	$43,295	$40	$(2)	$43,333
Corporate debt securities	54,563	33	(6)	54,590
Commercial paper	56,055	7	(7)	56,055
Total marketable securities	$153,913	$80	$(15)	$153,978

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of June 30, 2020 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Mature in one year or less	$99,936	$102	$(10)	$100,028
Mature after one year through two years	14,996	1	(2)	14,995
Total available-for-sale marketable securities	$114,932	$103	$(12)	$115,023

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Leasehold improvements	$27,084	$27,288
Lab equipment	6,046	8,817
Computer and office equipment	2,146	2,334
Furniture	1,427	1,590
Construction in progress	122	190
Total property and equipment	36,825	40,219
Less: accumulated depreciation	(15,119)	(15,531)
Property and equipment, net	$21,706	$24,688

Depreciation expense was $0.8 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively and $1.8 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Compensation and related benefits	$4,539	$3,677
Professional and consulting services	3,410	2,845
Accrued research expense	895	890
Accrued purchases of property and equipment	23	31
Other	806	738
Total accrued expenses and other liabilities	$9,673	$8,181

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2019	$8,167
Foreign currency translation adjustment	10
Balance at June 30, 2020	$8,177

The Company tests goodwill for impairment on an annual basis on November 1, or more frequently if an impairment indicator exists. To determine if an impairment has occurred, the Company performs a quantitative test in which the Company compares the fair value of its single reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the Company records an impairment loss equal to that difference. As a result of the Company’s planned closure of its European site, the Company performed a quantitative assessment of goodwill as of March 31, 2020, and concluded that there was no impairment of goodwill as the fair value of the Company’s reporting unit exceeded its carrying value.

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,104	$2,591	$8,513
Total intangible assets with finite lives	11,104	2,591	8,513
Acquired IPR&D assets	10,210	—	10,210
Total intangible assets	$21,314	$2,591	$18,723

	December 31, 2019
	Gross Carrying Amount	Impairment(1)	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,091	$—	$2,311	$8,780
Total intangible assets with finite lives	11,091	—	2,311	8,780
Acquired IPR&D assets	15,297	5,099	—	10,198
Total intangible assets	$26,388	$5,099	$2,311	$18,978

(1)	The amount includes effects of foreign currency exchange rates.

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over a period of 20 years and the amortization expense is recorded in operating expenses. The Company tests its Acquired IPR&D intangible assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

In the first quarter of 2020, due to the Company’s decision to close its European site, the Company assessed its Acquired IPR&D intangible assets for impairment. Based on the qualitative assessment performed, no impairment of Acquired IPR&D intangible assets was recorded as of June 30, 2020.

Amortization expense was $0.1 million for each of the three months ended June 30, 2020 and 2019 and $0.3 million for each of the six months ended June 30, 2020 and 2019. Based on finite-lived intangible assets recorded as of June 30, 2020, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020 (remaining six months)	$278
2021	555
2022	555
2023	555
2024	555
2025	555

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

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date in March 2015 and ends upon receipt of regulatory approval, estimated to occur in 2028. The Company’s performance period commenced in May 2015. The transaction price consists of the $200.0 million upfront fee, a $35.0 million milestone payment received in the second quarter of 2016 upon commencement of a Phase 1 study, and $2.1 million in reimbursement of research and development costs through June 30, 2020. The Company determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of Phase 1 studies. Therefore, these payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Novartis and have been excluded from the transaction price. The transaction price of $237.1 million is allocated to one combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company concluded that it will utilize a cost-based input method to measure its progress toward completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Novartis. In applying the cost-based input method of revenue recognition, the Company uses actual clinical study enrollment figures as well as actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs relative to the level of patient enrollment in the study. Revenue will be recognized based on the level of costs incurred relative to the total budgeted costs for the performance obligations and it is dependent on the clinical timelines and progress under the research and collaboration agreement. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company's performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company's performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

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

The Company is funding the squamous cell carcinoma of the head and neck and preparation of the IND application for any non-muscle invasive bladder cancer studies evaluating ADU-S100 itself because Novartis has opted out of these trials.

For the three months ended June 30, 2020 and 2019, the Company recognized $3.9 million and $1.9 million, respectively, and for the six months ended June 30, 2020 and 2019, the Company recognized $5.7 million and $4.4 million, respectively, in revenue from its collaboration with Novartis. The remaining balance of the upfront fee of $163.3 million is included in deferred revenue at June 30, 2020.

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

For the three months ended June 30, 2020 and 2019, the Company recognized $1.7 million and $3.0 million, respectively, in revenue. For the six months ended June 30, 2020 and 2019, the Company recognized $3.9 million and $4.4 million, respectively, in revenue from the Lilly Agreement. The Company recorded $2.9 million in deferred revenue at June 30, 2020.

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

For the three months ended June 30, 2020, the Company recognized no revenue from its collaboration with Merck while for the six months ended June 30, 2020, the Company recognized a $10.0 million milestone payment related to the initiation of a Phase II trial for the anti-CD27 antibody.

7. Commitments and Contingencies

Leases

The Company leases one facility in Berkeley, California under an operating lease that has a remaining lease term of approximately 10 years. The Company also leased one facility in Oss, the Netherlands, under an operating lease that was set to expire in December 2020. In June 2020, the Company terminated its lease agreement for its leased facility in connection with the closure of its European site in Oss, the Netherlands. The Company will continue to pay the lease obligation, which is reimbursable to the Company if the landlord enters into a new lease agreement with a new tenant, until the original expiration of the lease agreement in December 2020. Both leases contain an option to extend for an additional term, however, the Company is not reasonably certain to exercise the option for the Berkeley lease and the Company will not be exercising the option for the Oss lease due to the closure of the Oss facility in June 2020. Refer to Note 10 “Restructuring and Related Expense” for additional information.

The Company is subleasing approximately 26,552 square feet in its Berkeley facility under subleases that expire on or prior to February 28, 2021. Sublease income was $0.4 million for each of the three months ended June 30, 2020 and 2019, and $0.7 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

During 2016, the Company established a letter of credit with Bank of America Merrill Lynch as security for the Berkeley lease in the amount of $0.5 million. The letter of credit is collateralized by a certificate of deposit for $0.5 million which has been included in restricted cash in the consolidated balance sheet as of June 30, 2020.

The maturity of the Company’s operating lease liabilities as of June 30, 2020 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2020 (remaining six months)	$2,862
2021	5,332
2022	5,460
2023	5,569
2024	5,681
Thereafter	30,155
Total undiscounted lease payments	55,059
Present value adjustment	22,463
Total net lease liability	$32,596
Net lease liability - current	$1,741
Net lease liability - non-current	30,855
Total net lease liability	$32,596

Straight-line rent expense recognized for operating leases was $1.4 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $2.7 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases was $0.3 million for each of the three months ended June 30, 2020 and 2019, and $0.7 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. The Company does not have any finance leases.

The following information represents supplemental disclosure for the condensed consolidated statement of cash flows related to operating leases (in thousands):

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$2,798	$2,727

The following summarizes additional information related to operating leases:

	June 30, 2020	June 30, 2019
Weighted-average remaining lease terms (in years)
Operating leases	9.4	10.3
Weighted-average discount rate
Operating leases	12%	12%

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

8. Common Stock

The Company had reserved shares of common stock for future issuance as follows:

June 30, 2020
Options issued and outstanding	11,317,276
Shares available for future stock option grants	10,941,502
Restricted stock units	526,995
Common stock warrants	50,162
Total	22,835,935

At-the-Market Sales Agreement

In August 2017, the Company entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen, through which the Company may offer and sell shares of its common stock having an aggregate offering of up to $100.0 million through Cowen, as the Company’s sales agent. The Company will pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the year ended December 31, 2019 or the six months ended June 30, 2020. As of June 30, 2020, the Company had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of its shelf registration statement on Form S-3 (Registration No. 333-219639), which expires on August 11, 2020, or an effective replacement shelf registration statement.

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

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 6,134,292 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2020, the shares issuable under the 2015 Plan increased by 3,229,427. The Company had 10,941,502 shares available for future grant under the 2015 Plan as of June 30, 2020.

2009 Plan

The Company’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 360,000 shares. At June 30, 2020, 2,691,784 options under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2020:

	Options Outstanding
	Shares Available for Grant		Number of Shares Underlying Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2019	8,751,436		10,297,444	$5.49	$680
Authorized	3,229,427		—
RSUs forfeited, net	83,007		—
Granted	(3,136,000)		3,136,000	3.14
Exercised	—		(91,460)	0.91
Canceled	2,013,632	(1)	(2,024,708)	5.87
Balance—June 30, 2020	10,941,502		11,317,276	$4.81	$3,671
Options exercisable—June 30, 2020			6,264,788	$5.82	$3,369
Options vested and expected to vest—June 30, 2020			10,204,429	$4.97	$3,608

(1)

This excludes 11,076 shares subject to canceled options for the six months ended June 30, 2020 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of the Company’s common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2020 was $0.1 million.

As of June 30, 2020, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $9.0 million, which the Company expects to recognize over an estimated weighted-average period of 2.9 years.

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

The following table summarizes RSU activity for the six months ended June 30, 2020:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2019	798,943	$7.40
Granted	109,124	3.37
Vested	(188,941)	3.99
Forfeited	(192,131)	8.34
Balance—June 30, 2020	526,995	$7.45

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of June 30, 2020, there was $1.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs which is expected to be recognized over a weighted-average period of 1.8 years.

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

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 720,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP equal to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. There was no annual increase of shares issuable under the 2015 ESPP on January 1, 2020. The Company had 1,527,421 shares available for future issuance under the 2015 ESPP as of June 30, 2020.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the 2015 ESPP:

	Six Months Ended June 30,
	2020	2019
Expected term (in years)	0.5	0.5
Volatility	127.5%	58.9%
Risk-free interest rate	0.15%	2.43%
Dividend yield	—%	—%

Stock-based Compensation Expense

Total stock-based compensation expense recognized for employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,363	$1,713	$2,226	$3,746
General and administrative	1,665	1,623	2,837	3,293
Total stock-based compensation expense	$3,028	$3,336	$5,063	$7,039

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

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2020	2019
Expected term (in years)	6.2	5.3 - 9.7
Volatility	75.0 - 79.7%	67.2 - 70.8%
Risk-free interest rate	0.45 - 1.34%	1.96 - 3.19%
Dividend yield	—%	—%

10. Restructuring and Related Expense

In January 2020, the Company’s Board of Directors approved a restructuring to further extend the Company’s operating capital and align personnel towards executing the clinical development strategy. As of June 30, 2020, the Company reduced its workforce by 27 employees (approximately 28% of total employees) and intends to reduce its workforce by an additional 11 employees in the remainder of the year under the restructuring plan. Additionally, in June 2020, the Company closed its European site in Oss, the Netherlands. As of June 30, 2020, the Company estimates that it will incur aggregate charges of approximately $6.8 million, including $2.4 million in one-time severance and employee termination related costs, approximately $4.1 million in one-time retention costs and relocation costs of approximately $0.3 million. During the three and six months ended June 30, 2020, the Company accrued approximately $2.0 million and $5.2 million, respectively, of restructuring compensation and paid approximately $1.5 million and $2.5 million, respectively, of restructuring compensation. As of June 30, 2020, the Company has a remaining restructuring compensation reserve balance of approximately $2.7 million. The restructuring is expected to be substantially complete by the end of the third quarter of 2020.

The restructuring plan includes the closure of the European site leased facility as of June 30, 2020. As a result, the Company fully impaired the European site’s property and equipment, consisting of lab equipment, computer and office equipment, furniture, and leasehold improvements, during the six months ended June 30, 2020. Additionally, the Company accelerated the amortization of the ROU asset associated with the leased facility so that the ROU asset will be fully amortized by June 30, 2020 rather than by December 31, 2020, the expiration of the Oss lease. For the three and six months ended June 30, 2020, the Company recorded an additional ROU asset amortization expense of $0.1 million and $0.2 million, respectively. On June 10, 2020, the Company terminated its lease agreement for the European site’s facility and will continue to pay the lease payments until December 31, 2020. The Company will be reimbursed for rent and fees paid from the termination date until December 31, 2020, if the landlord enters into a new lease agreement with a new tenant.

Restructuring and related expense consist of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Restructuring compensation	$2,046	$5,152
Impairment of property and equipment	—	1,202
Total restructuring and related expense	$2,046	$6,354

For the three and six months ended June 30, 2019 in the consolidated statement of operations, the Company reclassified $0.4 million and $3.4 million, respectively, of restructuring and related expense associated with the January 2019 strategic reset from research and development and general and administrative to restructuring and related expense to be consistent with the presentation of the June 30, 2020 condensed consolidated financial statements.

11. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 global pandemic. The CARES Act, among other things, permits certain net operating losses, or NOLs, to be carried back for the preceding five taxable years to offset 100% of taxable income.

Income tax benefit for the six months ended June 30, 2020 and 2019 was approximately $5.7 million and $0.1 million, respectively. The income tax benefit recorded for the six months ended June 30, 2020 was primarily related to the tax refund due to the carryback of NOLs and AMT credit refund.  The income tax benefit for the six months ended on June 30, 2019 was primarily related to the foreign deferred tax benefit from the amortization of intangibles. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	11,317,276	10,797,308	11,317,276	10,797,308
Restricted stock units	526,995	1,290,260	526,995	1,290,260
Common stock committed under ESPP	65,921	180,471	65,921	180,471
Common stock warrants	50,162	61,717	50,162	61,717
Total	11,960,354	12,329,756	11,960,354	12,329,756

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

Overview

We are an immunotherapy company focused on the discovery, development and commercialization of therapies that are designed to harness the body's natural immune system for the treatment of patients with challenging diseases. Our primary technologies related to the A Proliferation Inducing Ligand (APRIL) and cyclic GMP-AMP Synthase–Stimulator of Interferon Genes (cGAS-STING) pathways have led to what we believe is a strong pipeline of clinical candidates that are being investigated in cancer, autoimmune and inflammatory diseases. We are collaborating with leading global pharmaceutical companies to help expand and drive our product pipeline. Our strategy is to rapidly advance therapeutic candidates from our STING and APRIL technologies through clinical development and regulatory approval. Our anti-APRIL antibody product candidate, BION-1301, is designed to suppress the autoimmune response in patients with IgA nephropathy (IgAN). Our lead STING pathway activator product candidate, ADU-S100 (MIW815), is designed to selectively modulate innate and adaptive immune responses to enhance immune control in oncology.

APRIL is a soluble factor that binds to B-cell maturation antigen, or BCMA, and transmembrane activator and CAML interactor, or TACI, receptors thereby inducing signaling, and is believed to be implicated in IgA nephropathy and other indications. We are developing BION-1301, an investigational monoclonal antibody that blocks APRIL binding to both of its natural ligands, the BCMA and TACI receptors. BION-1301 is being evaluated in a Phase 1 clinical trial for the treatment of IgA nephropathy, a chronic autoimmune kidney disease with unclear causality. Because there currently are no approved therapies for IgA nephropathy with curative intent, we believe there is opportunity for BION-1301 to address a significant unmet patient need. We have completed dosing healthy volunteers in the first-in-human study of BION-1301 in IgA nephropathy and announced the dosing of the first patient with IgA nephropathy on June 24, 2020.  We currently anticipate presenting interim results from this trial in the first half of 2021.

Our STING pathway activator technology is designed to activate the intracellular STING receptor, which we believe may result in a potent tumor-specific immune response. We are developing STING pathway activator product candidates in oncology under our worldwide collaboration with Novartis. ADU-S100 (MIW815), the first STING pathway activator to enter the clinic that we are aware of, is being investigated in a Phase 2 clinical trial of ADU-S100 in combination with KEYTRUDA® (pembrolizumab), an approved anti-PD-1 monoclonal antibody, as a potential first-line treatment for patients with recurrent or metastatic squamous cell carcinoma of the head and neck. We currently anticipate presenting interim results from this trial in the first half of 2021. We are also preparing the submission of an Investigational New Drug application (IND) for ADU-S100 as a single agent administered intravesically in patients with non-muscle invasive bladder cancer who are unresponsive to Bacillus Calmette-Guerin (BCG), an approved intravesical immunotherapy, in the second half of 2020, subject to any delays resulting from the COVID-19 pandemic. ADU-S100 has also been evaluated in a Phase 1 clinical trial as a single agent and in a Phase 1b combination trial with spartalizumab (PDR001), an investigational anti-PD-1 monoclonal antibody, in patients with cutaneously accessible metastatic solid tumors or lymphomas.

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

Since commencing our operations, our efforts have been focused on research, development and the advancement of our product candidates into clinical trials. As a result, we have incurred significant losses. We have funded our operations primarily through the sale of common stock and licensing agreements with pharmaceutical partners. We incurred a net loss of $16.6 million and $18.6 million for the three months ended June 30, 2020 and 2019, respectively, and $24.2 million and $42.0 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, our cash, cash equivalents and marketable securities totaled $186.1 million and our accumulated deficit was $511.1 million. We have intellectual property protection on our STING and APRIL programs and each of our product candidates, some of which we believe can be maintained into 2040.

In January 2020, our Board of Directors approved a restructuring to further extend our operating capital and align personnel towards executing our clinical development strategy. As of June 30, 2020, we reduced our workforce by 27 employees (approximately 28% of total employees) and intend to reduce our workforce by an additional 11 employees in the remainder of the year under the restructuring plan. As of June 30, 2020, we estimate that we will incur aggregate charges of approximately $6.8 million, including $2.4 million in one-time severance and employee termination related costs, approximately $4.1 million in one-time retention costs and relocation costs of approximately $0.3 million. The restructuring is expected to be substantially complete by the end of the third quarter 2020. At this time, we are actively focused on identifying and evaluating strategic options for our non-renal programs.

Potential Business Combination with Chinook

On June 1, 2020, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Aspire Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Aduro, and Chinook Therapeutics U.S., Inc., a Delaware corporation, or Chinook, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Chinook, with Chinook continuing as a wholly owned subsidiary of Aduro and the surviving corporation of the merger, or the Merger. The surviving corporation following the Merger is referred to herein as the combined company.

Merger Consideration

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (a) each outstanding share of Chinook common stock and Chinook preferred stock, collectively, the Chinook Capital Stock, will be converted into the right to receive a number of shares of Aduro common stock equal to the exchange ratio described below, and (b) each outstanding unexercised option to purchase shares of Chinook common stock that, following assumption by Aduro at the effective time of the Merger, will be eligible to be registered on Form S-8, will be assumed by Aduro and will be converted into an option to purchase shares of Aduro common stock, with necessary adjustments to reflect the exchange ratio described below.

Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former Chinook securityholders, other than holders of Chinook convertible promissory notes, are expected to own approximately 50% of the outstanding shares of Aduro common stock on a fully-diluted basis and Aduro securityholders as of immediately prior to the Merger are expected to own approximately 50% of the outstanding shares of Aduro common stock on a fully-diluted basis, subject to certain assumptions, including, but not limited to, (a) our net cash (as defined in the merger agreement) as of closing being equal to $145.0 million and (b) Chinook’s cash and cash equivalents as of closing being equal to $10.0 million.

Note Purchase Agreement

On June 1, 2020, Chinook and certain investors named therein entered into a Note Purchase Agreement pursuant to which, immediately prior to the closing of the Merger, the investors will purchase convertible promissory notes in an aggregate amount of $25.0 million, or the Notes, which Notes are convertible into securities issued in an equity financing transaction that closes concurrently with or within 30 days following the Merger in which the aggregate gross purchase price paid to the combined company is no less than $15.0 million, or alternatively into shares of common stock of the combined company after closing of the Merger based on the volume weighted average closing trading price of a share of Aduro common stock on Nasdaq for the five trading days ending the trading day immediately prior to the date such Notes are converted, which must occur within 30 days following the Merger.

The conversion of the Notes into Aduro securities as well as any Merger Financing will result in material dilution to the percentage ownership of Aduro stockholders in the combined company. There can be no assurance that any Merger Financing will occur.

Support Agreements

Concurrently with the execution and delivery of the Merger Agreement, we entered into support agreements with certain executive officers, directors and stockholders of Chinook, who, as of July 1, 2020, owned an aggregate of approximately 98.0% of the outstanding Chinook Capital Stock on an as converted to common stock basis, pursuant to which, among other things, each of these stockholders agreed, solely in his, her or its capacity as a Chinook stockholder, to vote all of his, her or its shares of Chinook Capital Stock in favor of (i) the adoption of the Merger Agreement and approval of the Merger, (ii) the approval of the related transactions contemplated by the Merger Agreement, (iii) the conversion of Chinook preferred stock into shares of Chinook common stock and (iv) the approval of certain additional proposals in connection with the Merger that the Chinook board of directors may recommend. These Chinook stockholders also agreed to vote against (i) any competing acquisition proposal (as defined in the support agreement) and (ii) any action, proposal, agreement, transaction or proposed transaction that would reasonably be expected to materially impede, interfere with, delay, postpone, discourage or adversely affect the Merger or any of the other transactions contemplated by the Merger Agreement, subject to certain specified exceptions..

In addition, concurrently with the execution and delivery of the Merger Agreement, certain of our executive officers, directors and stockholders, who, as of July 1, 2020, owned an aggregate of approximately 22.9% of our outstanding common stock, entered into support agreements with Chinook, pursuant to which, among other things, each such stockholder has agreed, solely in his, her or its capacity as an Aduro stockholder, to vote all of his, her or its shares of Aduro common stock in favor of (i) the approval of the Merger Agreement, (ii) the transactions contemplated thereby, including the issuance of Aduro common stock to Chinook stockholders, (iii) if deemed necessary, an amendment to the amended and restated certificate of incorporation of Aduro to effect a reverse stock split, (iv) any proposal to adjourn or postpone the special meeting of Aduro stockholders to a later date, if there are not sufficient votes for the approval of the Merger Agreement and the transactions contemplated therein and (v) the approval of certain additional proposals in connection with the Merger that the Aduro board of directors may recommend. These Aduro stockholders also agreed to vote against (i) any competing acquisition proposal (as defined in the support agreement) with respect to Aduro and (ii) any action, proposal, agreement, transaction or proposed transaction that would reasonably be expected to materially impede, interfere with, delay, postpone, discourage or adversely affect the Merger or any of the other transactions contemplated by the Merger Agreement, subject to certain specified exceptions.

Lock-Up Agreements

Concurrently with the execution and delivery of the Merger Agreement, certain of our officers, directors and stockholders who, as of July 1, 2020, owned approximately 22.9% of the outstanding Aduro common stock and certain officers, directors and stockholders of Chinook who, as of July 1, 2020, owned approximately 98.0% of the Chinook Capital Stock on an as converted to common stock basis entered into lock-up agreements pursuant to which they accepted certain restrictions on transfers of Aduro securities for the 180-day period following the closing of the Merger.

Contingent Value Rights Agreement

At the effective time of the Merger, we will enter into a Contingent Value Rights Agreement, or a CVR Agreement, with Computershare Trust Company, N.A., as Rights Agent, pursuant to which our common stockholders of record as of the close of business on the last business day prior to the day on which the effective time of the Merger occurs will receive one contingent value right, or a CVR, for each outstanding share of Aduro common stock held by such stockholder on such date.

Each CVR will represent the contractual right to receive payments from us upon the actual receipt by us or certain of our affiliates of certain contingent proceeds derived from any consideration that is paid to us as a result of the disposition of any of our non-renal assets or revenue received from the license of certain non-renal assets, or as a result of our equity ownership in any subsidiary that is established to hold such non-renal assets or the subsequent disposition of any such equity securities, collectively, the CVR Milestones, net of any tax, transaction costs and certain other expenses.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. In the event that no CVR Milestones occur, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that any CVR Milestones will be achieved or that any holders of CVRs will receive payments with respect thereto.

The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the SEC. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Aduro or the combined company or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Consideration of COVID-19

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

As previously disclosed, though we have dosed the first patient in Part 3 of the of the BION-1301 clinical trial for the treatment of IgA nephropathy and are continuing to activate sites and enroll patients, we have experienced, and expect that we will continue to experience delays, in our ability to activate additional sites and enroll patients at existing and any additional sites depending upon the duration and nature of COVID-19 public health guidance measures in much of the United States and Europe. These measures are also likely to impact our ability to conduct patient follow-up. As a result, our ability to report interim data in IgA nephropathy patients will likely be delayed until the first half of 2021.

As previously disclosed, though we are continuing to enroll patients in our Phase 2 clinical trial of ADU-S100 in combination with KEYTRUDA® (pembrolizumab), an approved anti-PD-1 monoclonal antibody, as a potential first-line treatment for patients with recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN), we have experienced delays, and expect that we will continue to experience delays, in site activation, patient enrollment, our ability to conduct patient follow-up and our ability to complete analyses of data. As a result, our ability to report interim data in the SCCHN trial will likely be delayed until the first half of 2021.

In addition, we expect the evolving situation surrounding COVID-19 may delay our ability to conduct patient follow-up and our ability to complete analyses of data from our study with Novartis in ADU-S100 + Spartalizumab (PDR001) for the treatment of advanced/metastatic solid tumors or lymphomas, and, as a result, our ability to report complete dose escalation and enrichment results will likely be delayed.

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

Restructuring and Related Expense

Restructuring and related expense includes restructuring compensation charges and the impairment of property and equipment. Restructuring compensation charges consist of one-time severance, employee termination related costs, and retention costs. Specifically, as part of the closure of our European site in the second quarter of 2020, we impaired our property and equipment balance for certain property and equipment located at that site in the first quarter of 2020.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$5,574	$4,888	$686
Total revenue	5,574	4,888	686
Operating expenses:
Research and development	11,108	16,657	(5,549)
General and administrative	9,284	7,832	1,452
Restructuring and related expense	2,046	367	1,679
Amortization of intangible assets	136	139	(3)
Total operating expenses	22,574	24,995	(2,421)
Loss from operations	(17,000)	(20,107)	3,107
Interest income	413	1,497	(1,084)
Other expense, net	(28)	(3)	(25)
Loss before income tax	(16,615)	(18,613)	1,998
Income tax benefit	—	35	(35)
Net loss	$(16,615)	$(18,578)	$1,963

Revenue

Total revenue was $5.6 million for the three months ended June 30, 2020, an increase of $0.7 million compared to the three months ended June 30, 2019. The increase for the quarter was primarily due to fluctuation in revenue recognized under our Novartis collaboration which is dependent on clinical timelines and progress under the research and collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development costs by program incurred during the three months ended June 30, 2020 and 2019. Each year, we present and describe our research and development expenses based on programs and categories that are considered critical to us at that time and all other non-critical programs and categories are reported in Other R&D and Other, respectively. Therefore, the presentation in the Research and Development Expense tables may change from year to year.

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
APRIL	$4,512	$5,013	$(501)
STING	3,291	3,271	20
cGAS-STING	841	1,214	(373)
Other R&D	61	3,529	(3,468)
Subtotal	8,705	13,027	(4,322)
Stock-based compensation	1,363	1,713	(350)
Facility costs	1,040	1,917	(877)
Total research and development	$11,108	$16,657	$(5,549)

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Clinical trial and research expenses	$4,643	$7,791	$(3,148)
Compensation and related personnel costs	2,361	3,862	(1,501)
Facility costs	1,040	1,917	(877)
Professional services	1,500	1,317	183
Stock-based compensation expense	1,363	1,713	(350)
Other	201	57	144
Total research and development	$11,108	$16,657	$(5,549)

Research and development expenses allocated to our programs were $11.1 million for the three months ended June 30, 2020, a decrease of $5.5 million compared to the three months ended June 30, 2019. The decrease in expenses from 2019 to 2020 was primarily due to 2019 costs related to the deprioritized programs that substantially wound down in 2019 offset by higher costs as a result of focused spending towards our STING and APRIL programs. The decrease was further attributable to lower compensation and related personnel costs as well as stock-based compensation in 2020 due to reduced headcount as a result of the January 2020 restructuring. In June 2020, the Company sold a portion of its impaired assets resulting in a gain on disposal of approximately $0.5 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Professional services	$4,659	$2,470	$2,189
Stock-based compensation expense	1,665	1,623	42
Compensation and related personnel costs	1,482	1,902	(420)
Facility costs	998	974	24
Other	480	863	(383)
Total general and administrative	$9,284	$7,832	$1,452

General and administrative expenses were $9.3 million for the three months ended June 30, 2020, an increase of $1.5 million compared to the three months ended June 30, 2019. The increase was mainly due to professional service fees related to the Merger transaction, offset by lower personnel and stock-based compensation expense as a result of the January 2020 restructuring.

Restructuring and Related Expense

Restructuring and related expense was $2.0 million for the three months ended June 30, 2020, an increase of $1.7 million compared to the three months ended June 30, 2019. The increase was primarily due to severance and retention expenses recognized in the second quarter of 2020.

Interest Income

Interest income was $0.4 million for the three months ended June 30, 2020, a decrease of $1.1 million compared to the three months ended June 30, 2019. The decrease was primarily due to the lower cash balance and lower interest rates.

Income Tax Benefit

There was no income tax benefit for the three months ended June 30, 2020 compared to $35,000 for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$19,524	$8,826	$10,698
Total revenue	19,524	8,826	10,698
Operating expenses:
Research and development	26,936	34,151	(7,215)
General and administrative	17,103	16,056	1,047
Restructuring and related expense	6,354	3,361	2,993
Amortization of intangible assets	272	279	(7)
Total operating expenses	50,665	53,847	(3,182)
Loss from operations	(31,141)	(45,021)	13,880
Interest income	1,333	2,968	(1,635)
Other expense, net	(47)	(22)	(25)
Loss before income tax	(29,855)	(42,075)	12,220
Income tax benefit	5,665	70	5,595
Net loss	$(24,190)	$(42,005)	$17,815

Revenue

Total revenue was $19.5 million for the six months ended June 30, 2020, an increase of $10.7 million compared to the six months ended June 30, 2019. $10.0 million of the increase was due to recognition of a development milestone payment received under our exclusive license and research agreement with Merck (known as MSD outside the United States and Canada) for Merck’s initiation of a Phase 2 clinical trial of MK-5890, an anti-CD27 agonist, in non-small cell lung cancer (NSCLC). The remaining increase of $0.7 million was primarily due to the fluctuation in revenue recognized under our Novartis collaboration which is dependent on the clinical timelines and progress under the research and collaboration agreement.

Research and Development Expenses

The following table summarizes our research and development costs by program incurred during the six months ended June 30, 2020 and 2019. Each year, we present and describe our research and development expenses based on programs and categories that are considered critical to us at that time and all other non-critical programs and categories are reported in Other R&D and Other, respectively. Therefore, the presentation in the Research and Development Expense tables may change from year to year.

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
APRIL	$10,557	$10,505	$52
STING	6,833	6,124	709
cGAS-STING	1,968	2,270	(302)
Other R&D	2,609	7,989	(5,380)
Subtotal	21,967	26,888	(4,921)
Stock-based compensation	2,226	3,746	(1,520)
Facility costs	2,743	3,517	(774)
Total research and development	$26,936	$34,151	$(7,215)

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Clinical trial and research expenses	$13,147	$16,000	$(2,853)
Compensation and related personnel costs	5,650	7,957	(2,307)
Facility costs	2,743	3,517	(774)
Stock-based compensation expense	2,226	3,746	(1,520)
Professional services	2,764	2,576	188
Other	406	355	51
Total research and development	$26,936	$34,151	$(7,215)

Research and development expenses allocated to our programs were $26.9 million for the six months ended June 30, 2020, a decrease of $7.2 million compared to the six months ended June 30, 2019. The decrease in expenses from 2019 to 2020 was primarily due to 2019 costs related to the deprioritized programs that substantially wound down in 2019 offset by higher spending towards our STING and APRIL programs. The decrease was further attributable to lower compensation and related personnel costs as well as stock-based compensation in 2020 due to reduced headcount as a result of our strategic reset of January 2019 and the restructuring of January 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Professional services	$7,805	$5,408	$2,397
Compensation and related personnel costs	3,562	4,063	(501)
Stock-based compensation expense	2,837	3,293	(456)
Facility costs	2,004	1,870	134
Other	895	1,422	(527)
Total general and administrative	$17,103	$16,056	$1,047

General and administrative expenses were $17.1 million for the six months ended June 30, 2020, an increase of $1.0 million compared to the six months ended June 30, 2019. The increase was mainly due to professional service fees related to the Merger transaction, the increase was partially offset by lower personnel and stock-based compensation expense as a result of both our strategic reset in January 2019 and the restructuring of January 2020.

Restructuring and Related Expense

Restructuring and related expense was $6.4 million for the six months ended June 30, 2020, an increase of $3.0 million compared to the six months ended June 30, 2019. The increase for the six-month period was primarily due to severance and retention expenses recognized as well as the impairment of property and equipment associated with the closure of our European site in Oss, the Netherlands as part of the January 2020 restructuring plan.

Interest Income

Interest income was $1.3 million for the six months ended June 30, 2020, a decrease of $1.6 million compared to the six months ended June 30, 2019. The decrease for the six months ended June 30, 2020 is primarily due to a lower cash balance and lower interest rates.

Income Tax Benefit

Income tax benefit was $5.7 million for the six months ended June 30, 2020 compared to $0.1 million for the six months ended June 30, 2019. The change was primarily related to the tax refund due to the carryback of Net Operating Loss and Alternative Minimum Tax credit refund under the CARES Act, that was enacted in response to the COVID-19 global pandemic.

Liquidity and Capital Resources

To date, our operations have been financed primarily through the public issuance of common stock, sale of convertible preferred stock and proceeds from our collaboration and license agreements. At June 30, 2020, we had cash, cash equivalents and marketable securities of $186.1 million.

In August 2017, we entered into an “at-the-market” sales agreement, as amended in February 2019, or the 2017 Sales Agreement, with Cowen and Company, LLC, or Cowen, through which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, acting as sales agent. We agreed to pay Cowen a commission of up to 3% of the gross proceeds of sales made through the arrangement. There were no sales of shares of common stock pursuant to the 2017 Sales Agreement during the six months ended June 30, 2020. As of June 30, 2020, we had an aggregate of $81.5 million remaining for future sales under the 2017 Sales Agreement, subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-219639), which expires on August 11, 2020, or an effective replacement shelf registration statement.

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

We plan to continue to fund our operations and capital funding needs through equity and/or debt financing and potential milestones from existing collaboration agreements. We may also consider entering into additional collaboration arrangements or selectively partnering for clinical development and commercialization or outlicensing non-core assets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could harm our business, financial condition and results of operations. Please also see the discussion of the Merger under the section titled “Potential Business Combination with Chinook” above.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(28,824)	$(27,586)
Investing activities	39,934	(19,701)
Financing activities	123	603
Effect of exchange rate changes	246	(65)
Net change in cash, cash equivalents, and restricted cash	$11,479	$(46,749)

Operating Activities

Net cash used in operating activities was $28.8 million for the six months ended June 30, 2020, compared to $27.6 million for the six months ended June 30, 2019. Net cash used in operating activities was higher primarily due to the increase in operating expenses.

Investing Activities

Net cash provided by investing activities was $39.9 million for the six months ended June 30, 2020, compared to $19.7 million of net cash used for the six months ended June 30, 2019. The change was primarily due to greater maturities of marketable securities in 2020 as compared to 2019.

Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2020, compared to $0.6 million for the six months ended June 30, 2019. The change is primarily due to a lower amount of proceeds from the issuance of common stock under our stock incentive plans in 2020 as compared to 2019.

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

There have been no material changes in our critical accounting policies during the six months ended June 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2020:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$2,862	$10,792	$11,250	$30,155	$55,059
Total contractual obligations	$2,862	$10,792	$11,250	$30,155	$55,059

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such actions will be sufficient to provide us with effective internal control over financial reporting.

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

Risks Related to the Merger

The exchange ratio will not be adjusted based on the market price of Aduro common stock so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

At the effective time of the Merger, outstanding shares of Chinook capital stock will be converted into shares of Aduro common stock. Applying the exchange ratio, and without giving effect to the Chinook note financing, as further described below, the former Chinook securityholders immediately before the Merger, without giving effect to the Chinook convertible promissory notes, are expected to own approximately 50% of the aggregate number of shares of Aduro common stock following the Merger on a fully-diluted basis, and Aduro securityholders immediately before the Merger are expected to own approximately 50% of the aggregate number of shares of Aduro common stock following the Merger on a fully-diluted basis, subject to certain assumptions, including, but not limited to, (a) Aduro’s net cash (as defined in the merger agreement) as of closing being equal to $145.0 million and (b) Chinook’s cash and cash equivalents as of closing being equal to $10.0 million.

Any changes in the market price of Aduro stock before the completion of the Merger will not affect the number of shares Chinook stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of Aduro common stock increases from the market price on the date of the Merger Agreement, then Chinook stockholders could receive merger consideration with substantially more value for their shares of Chinook capital stock than the parties had negotiated when they established the exchange ratio. Similarly, if before the completion of the Merger the market price of Aduro common stock declines from the market price on the date of the Merger Agreement, then Chinook stockholders could receive merger consideration with substantially lower value. The Merger Agreement does not include a price-based termination right.

Failure to complete the Merger may result in either us or Chinook paying a termination fee to the other party, which could harm our common stock price and future business and operations of each company.

If the Merger is not completed, we and Chinook are subject to the following risks:

•

if the Merger Agreement is terminated under specified circumstances, Aduro or Chinook will be required to pay the other party a termination fee of $6.4 million and up to $2.0 million in expense reimbursements;

•	the price of Aduro common stock may decline and could fluctuate significantly; and
•

costs related to the Merger, such as financial advisor, legal and accounting fees, which Aduro estimates will total approximately $2.0 million, $3.0 million, and $0.3 million, respectively, a majority of which must be paid even if the Merger is not completed.

If the Merger Agreement is terminated and the board of directors of Aduro or Chinook determines to seek another business combination, there can be no assurance that either Aduro or Chinook will be able to find a partner with whom a business combination would yield greater benefits than the benefits to be provided under the Merger Agreement.

If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

Even if the Merger is approved by the stockholders of Chinook and the merger proposal is approved by our stockholders, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement and described in the section titled “The Merger Agreement—Conditions to the Completion of the Merger” of our Form S-4 Registration Statement, as filed with the SEC on July 22, 2020 (as amended, the Form S-4 Registration Statement). We and Chinook cannot assure you that all of the conditions to the consummation of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed, and we and Chinook each may lose some or all of the intended benefits of the Merger.

The merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.

In general, neither we nor Chinook is obligated to complete the Merger if there is a material adverse effect impacting the other party between June 1, 2020, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes are excluded from the concept of a “material adverse effect.” Such exclusions include but are not limited to changes in general economic or political conditions, industry wide changes, changes resulting from the announcement of the Merger, natural disasters, pandemics (including the COVID-19 pandemic), other public health events and changes in GAAP. Therefore, if any of these events were to occur affecting us or Chinook, the other party would still be obliged to consummate the closing of the Merger. If any such adverse changes occur and we and Chinook consummate the closing of the Merger, the stock price of the combined company may suffer. This in turn may reduce the value of the Merger to the stockholders of Aduro, Chinook or both. For a more complete discussion of what constitutes a material adverse effect on us or Chinook, see the section titled “The Merger Agreement—Representations and Warranties” of our Form S-4 Registration Statement.

If we and Chinook complete the Merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

Immediately prior to the execution and delivery of the Merger Agreement, Chinook entered into a Note Purchase Agreement with certain existing investors of Chinook named therein, pursuant to which the investors agreed to purchase, in the aggregate, $25.0 million in promissory notes convertible into securities of the combined company, referred to as the Chinook note financing. The notes are convertible into securities issued in an equity financing transaction that closes concurrently with or within 30 days following the Merger in which the aggregate gross purchase price paid to the combined company is no less than $15.0 million, or alternatively into shares of common stock of the combined company after closing of the Merger based on the volume weighted average closing trading price of a share of the combined company’s common stock on Nasdaq for the five trading days ending the trading day immediately prior to the date such notes are converted, which must occur within 30 days following the Merger. The closing of the Chinook note financing is conditioned upon the closing of the Merger as well as certain other conditions. The Chinook note financing will have a dilutive impact on all securityholders of the combined company, including our pre‑merger securityholders and Chinook’s former securityholders, other than the holders of the notes. The Chinook note financing is more fully described under the section titled “Agreements Related to the Merger—Note Purchase Agreement” of our Form S-4 Registration Statement.

Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the combined company, including our pre‑merger securityholders and Chinook’s former securityholders, other than the holders of the notes. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.

Some of our and Chinook directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Directors and executive officers of Aduro and Chinook may have interests in the Merger that are different from, or in addition to, the interests of other Aduro stockholders generally. These interests with respect to our directors and executive officers may include, among others, acceleration of stock option or restricted stock unit vesting, retention bonus payments, extension of exercisability periods of previously issued stock option grants, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage. Certain current members of our board of directors will continue as directors of the combined company after the effective time of the Merger, and, following the closing of the Merger, will be eligible to be compensated as non-employee directors of the combined company pursuant to our non-employee director compensation policy that is expected to remain in place following the effective time of the Merger. These interests with respect to Chinook’s directors and executive officers may include, among others, certain of Chinook’s directors and executive officers have options, subject to vesting, to purchase shares of Chinook common stock which, after the effective time of the Merger, will be converted into and become options to purchase shares of the common stock of the combined company; Chinook’s executive officers are expected to continue as executive officers of the combined company after the effective time of the Merger; and all of Chinook’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. Further, certain current members of  Chinook’s board of directors will continue as directors of the combined company after the effective time of the Merger, and, following the closing of the Merger, will be eligible to be compensated as non-employee directors of the combined company pursuant to our non-employee director compensation policy that is expected to remain in place following the effective time of the Merger. The directors and executive officers own options and/or RSUs to purchase the shares of their respective companies.

The Aduro and Chinook boards were aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to Aduro and Chinook stockholders. These interests, among other factors, may have influenced the directors and executive officers of Aduro and Chinook to support or approve the Merger.

For more information regarding the interests of Aduro and Chinook directors and executive officers in the Merger, please see the sections titled “The Merger—Interests of Aduro Directors and Executive Officers in the Merger” and “The Merger—Interests of  the Chinook Directors and Executive Officers in the Merger” of our Form S-4 Registration Statement.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger. Our stockholders will experience further dilution upon the conversion of the convertible promissory notes issued in the Chinook note financing.

If the Merger is not completed, our stock price may decline significantly.

The market price of our common stock is subject to significant fluctuations. During the 12-month period ended July 31, 2020, the closing sales price of Aduro’s common stock on Nasdaq ranged from a high of $4.04 on February 20, 2020 to a low of $0.90 on October 25, 2019. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Merger or otherwise raise additional capital to support our operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our common stock is exacerbated by low trading volume. Additional factors that may cause the market price of our common stock to fluctuate include:

•

the initiation of, material developments in, or conclusion of litigation to enforce or defend our intellectual property rights or defend against claims involving the intellectual property rights of others;

•	the entry into, or termination of, key agreements, including commercial partner agreements;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the combined company’s product candidates, including with respect to other products and potential products in that market;
•	the introduction of technological innovations or new therapies that compete with our future products;
•	the loss of key employees;
•	future sales of its common stock;
•	general and industry-specific economic conditions that may affect our research and development expenditures;
•	the failure to meet industry analyst expectations; and
•	period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Aduro and Chinook securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, the current stockholders of Aduro and Chinook will own a smaller percentage of the combined company than their ownership of their respective companies prior to the Merger. Immediately after the Merger, without giving effect to the Chinook note financing, our securityholders as of immediately prior to the Merger are expected to own approximately 50% of the outstanding shares of the combined company on a fully-diluted basis and former Chinook securityholders, without giving effect to the Chinook convertible promissory notes, are expected to own approximately 50% of the outstanding shares of the combined company on a fully-diluted basis, subject to certain assumptions, including, but not limited to, (a) our net cash (as defined in the merger agreement) as of closing being equal to $145.0 million and (b) Chinook’s cash and cash equivalents as of closing being equal to $10.0 million. The chief executive officer of Chinook will serve as the chief executive officer of the combined company following the completion of the Merger.

During the pendency of the Merger, we and Chinook may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects.

Covenants in the Merger Agreement impede the ability of Aduro and Chinook to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, proposing, seeking or knowingly encouraging, facilitating or supporting any inquiries, indications of interest, proposals or offers that constitute or may reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders, but the parties may be unable to pursue them. For more information, see the section titled “The Merger Agreement—Non-Solicitation” of our Form S-4 Registration Statement.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Aduro and Chinook from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances as described in further detail in the sections titled “The Merger Agreement—Non-Solicitation—Aduro” and “The Merger Agreement—Non-Solicitation—Chinook” of our Form S-4 Registration Statement. In addition, if we terminate the Merger Agreement under specified circumstances, either Aduro or Chinook would be required to pay the other party a termination fee of $6.4 million and reimburse up to $2.0 million of expenses. This termination fee may discourage third parties from submitting competing proposals to us or our stockholders, and may cause our board of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for Chinook’s capital stock makes it difficult to evaluate the fair market value of Chinook’s capital stock, we may pay more than the fair market value of Chinook’s capital stock and/or the stockholders of Chinook may receive consideration in the Merger that is less than the fair market value of Chinook’s capital stock.

The outstanding capital stock of Chinook is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Chinook’s capital stock. Because the percentage of Aduro equity to be issued to Chinook stockholders was determined based on negotiations between the parties, it is possible that the value of the Aduro common stock to be received by Chinook stockholders will be less than the fair market value of Chinook’s capital stock, or Aduro may pay more than the aggregate fair market value for Chinook’s capital stock.

Our stockholders may not receive any payment on the CVRs, and the CVRs may expire valueless.

The right of our stockholders to receive any future payment for or derive any value from the CVRs will be contingent solely upon the occurrence of the CVR Milestones within the time periods specified in the CVR Agreement and the consideration received being greater than the amounts permitted to be withheld or deducted by us under the CVR Agreement. There is no guarantee that we will be able to successfully partner or sell any of our non-renal assets or establish a viable entity to manage the development of these assets. In the event that no CVR Milestones occur within the time periods specified in the CVR Agreement or the consideration received is not greater than the amounts permitted to be withheld or deducted by us, no payments will be made under the CVR Agreement, and the CVRs will expire valueless.

Following the effective time of the Merger, subject to ongoing clinical trial obligations and obligations to use commercially reasonable efforts to complete dispositions for which a sale agreement has been entered into, neither we nor Chinook will have any obligation to develop the non-renal assets, or to expend any effort or resources to divest or otherwise monetize the non-renal assets.

Furthermore, the CVRs will be unsecured obligations of the combined company and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto may be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined company.

The tax treatment of the CVRs is unclear.

The U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments under, the CVRs, and there can be no assurance that the IRS would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

For example, as discussed in the section titled “Agreements Related to the Merger—Contingent Value Rights Agreement—Material U.S. Federal Income Tax Consequences of the CVRs of Holders of Aduro Common Stock” of our S-4 Registration Statement, we do not intend to report the issuance of the CVRs as a current distribution of property with respect to our stock, but it is possible that the IRS could assert that our stockholders are treated as having received a distribution of property equal to the fair market value of the CVRs on the date the CVRs are distributed, which could be taxable to our stockholders without the corresponding receipt of cash. In addition, it is possible that the IRS or a court could determine that the issuance of the CVRs (and/or any payments thereon) and the proposed reverse stock split described in our S-4 Registration Statement constitute a single “recapitalization” for U.S. federal income tax purposes with the CVRs constituting taxable “boot” received in such recapitalization exchange. In such case, the tax consequences of the CVRs and the reverse stock split would differ from those described in our S-4 Registration Statement, including with respect to the timing and character of income.

Our ability to utilize our net operating loss carryforwards and tax credit carryforwards may be subject to limitations.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. In addition, a corporation that undergoes an “ownership change” under Section 382 of the Code, is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income and its ability to utilize tax credit carryforwards. As of December 31, 2019, we reported U.S. federal, state and foreign NOLs of approximately $153.8 million, $107.8 million, and $66.5 million, respectively.

Under Section 382 of the Code, our ability to utilize NOLs or other tax attributes, such as federal tax credits, in any taxable year may be limited if we experienced an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. Similar rules may apply under state tax laws. We believe that we have experienced an ownership change in the past, and may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which are outside of our control). Finally, the Merger, if consummated, may constitute an ownership change (within the meaning of Section 382 of the Code) which could eliminate or otherwise substantially limit our ability to use our federal and state NOLs. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could potentially result in increased future tax liability to us.

Risks Related to the Proposed Reverse Stock Split

The reverse stock split may not increase the combined company’s stock price over the long-term.

Our Form S-4 Registration Statement includes a proposal to approve an amendment to our amended and restated certificate of incorporation to effect a reverse stock split of our issued and outstanding common stock within a range to be determined by our board of directors and agreed to by Chinook. The principal purpose of the reverse stock split is to increase the per-share market price of our common stock above the minimum bid price requirement under the Nasdaq rules so that the listing of Aduro and the shares of our common stock being issued in the Merger on Nasdaq will be approved. It cannot be assured, however, that the reverse stock split will accomplish this objective for any meaningful period of time. While it is expected that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, it cannot be assured that the reverse stock split will increase the market price of our common stock by a multiple of the reverse stock split ratio mutually agreed by us and Chinook, or result in any permanent or sustained increase in the market price of our common stock, which is dependent upon many factors, including our business and financial performance, general market conditions, and prospects for future success. Thus, while our stock price might meet the continued listing requirements for Nasdaq initially, it cannot be assured that it will continue to do so.

The reverse stock split may decrease the liquidity of the combined company’s common stock.

Although our board believes that the anticipated increase in the market price of the combined company’s common stock resulting from the proposed reverse stock split could encourage interest in its common stock and possibly promote greater liquidity for its stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for the combined company’s common stock. In addition, the reverse stock split may not result in an increase in the combined company's stock price necessary to satisfy Nasdaq’s initial listing requirements for the combined company.

The reverse stock split may lead to a decrease in the combined company’s overall market capitalization.

Should the market price of the combined company’s common stock decline after the reverse stock split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the reverse stock split. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in the combined company’s overall market capitalization. If the per share market price does not increase in proportion to the reverse stock split ratio, then the value of the combined company, as measured by its stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels, and accordingly, it cannot be assured that the total market value of the combined company’s common stock will remain the same after the reverse stock split is effected, or that the reverse stock split will not have an adverse effect on the combined company’s stock price due to the reduced number of shares outstanding after the reverse stock split.

Risks Related to Our Business

We have incurred net losses in every year since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future.

We are an immunotherapy company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of common stock, and licensing agreements with pharmaceutical partners. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We incurred a net loss of $16.6 million and $18.6 million for the three months ended June 30, 2020 and 2019, respectively, and $24.2 million and $42.0 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, we had an accumulated deficit of $511.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. At June 30, 2020, our cash and cash equivalents and marketable securities were $186.1 million. We expect to continue to spend substantial amounts to continue the development of our product candidates. If we are able to gain regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

On January 9, 2020, we announced a restructuring plan to further extend our operating capital and align personnel towards executing our clinical development strategy. The success of this restructuring will depend on our ability to reduce operating expenses, reduce our facilities footprint, retain senior management and other highly qualified personnel and generate multiple clinical data readouts over the next several years. In connection with the restructuring we intend to reduce our workforce by approximately 59%. Our workforce after these actions may not be sufficient to fully execute our strategy, and we may not be able to effectively attract or retain senior management or other qualified employees needed to implement this strategy. If we are unable to successfully execute our strategy, our business, financial condition and results of operations may be materially and adversely affected.

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

At June 30, 2020, we had approximately 110,853 square feet of leased space in Berkeley. In connection with our restructuring plan, we expect to sublease a significant portion of our Berkeley facility to third parties. The COVID-19 global pandemic may result in reduced sublease demand or the amount of rent we are able to obtain. In the event that we are unable to sublease our excess space on favorable terms, or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur substantial payment obligations to our landlord. In the event our estimates regarding our ability to sublet our available space are incorrect, we would be required to adjust our restructuring reserves, which could have a material impact on our financial results. In addition, in the event that we sublease 50% or more of our Berkeley facility to third parties, our landlord may recapture such subleased space, which would require us to reduce the value of the operating lease right-of-use asset on our balance sheet and could have a material impact on our financial results.

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

The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the studies until their conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites;
•	the design of the trial;
•	patients’ willingness to enroll or continue to participate in a clinical trial, which may be impacted by the COVID pandemic;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 global pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our offices, clinical trial sites, key vendors and partners. We expect that our clinical development program timelines will be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations.  Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members excluding those necessary to maintain operations and those doing laboratory work. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

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

•

We and our contract manufacturers must comply with the FDA’s current good manufacturing practices, or cGMP, regulations and guidelines. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of product candidates for our clinical studies, the termination or hold on a clinical study, or the delay or prevention of a filing review or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions or criminal prosecution; and

•

Our product candidates are sensitive to temperature, which must be controlled during storage and transportation, which adds complexity and expense. We rely on third parties to provide controlled temperature storage and shipping. If any third-party provider fails to maintain proper temperature control or if a shipment is delayed in transit for a prolonged period of time, the product candidate could become unsuitable for use.

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

We conduct clinical trials, and plan to seek regulatory approval of our product candidates outside of the United States.   The acceptance of study data by the FDA, other comparable foreign regulatory authorities from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. For example, in cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to GCP requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Medical Officer and our Interim Chief Financial Officer and our Chief Administrative Officer. As previously disclosed, our former Chief Scientific Officer resigned effective as of June 30, 2020 in connection with our restructuring plan and the closure of our European site in Oss, the Netherlands, where our Chief Scientific Officer was based. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business. The Northern California region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors, consultants or vendors are vulnerable to damage from, among others, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electronic failures,  cyberattacks or cyber intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization or similar disruptive problems. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Any such material system failure or security breach could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. The COVID-19 pandemic is generally increasing the attack surface available to criminals, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage.  To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, and damage to our reputation, and the further development and commercialization of our product candidates could be delayed.

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

The use of APRIL or STING product candidates as potential immunotherapy treatments, even if approved, may not become broadly accepted by physicians, patients, hospitals and others in the medical community. Additional factors will influence whether our product candidates are accepted in the market, including:

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

We may not realize the benefits of acquisitions or strategic transactions, including our proposed merger with Chinook and our acquisition of Aduro Biotech Europe.

We signed the merger agreement with Chinook on June 1, 2020 and, subject to satisfaction of the closing conditions in the merger agreement, including obtaining approval of our stockholders for the issuance of common stock in the merger and resulting change of control and the Chinook’s stockholders adoption and approval of the merger, expect to close the merger in the second half of 2020. We acquired Aduro Biotech Europe in October 2015.  We may also acquire or license other businesses, products or technologies, as well as pursue strategic alliances, joint ventures or investments in complementary businesses from time to time. The success of mergers and acquisitions depends on a number of risks and uncertainties, including:

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

In April 2014, the EU passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of EMA, the new Clinical Trials Regulation will become applicable in 2021.

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

Separately, in response to the COVID-19 global pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 global pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. We do not believe that we are currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process and in the course of our research collaborations. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR and/or the UK Data Protection Act 2018.

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of personal data outside of the European Economic Area and/or the United Kingdom into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the General Data Protection Regulation, or GDPR, took effect. The GDPR is applicable in each EU and EEA member state and applies to companies established in the EU and EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU and EEA, including, for example, through the conduct of clinical trials. The GDPR imposes stringent data protection obligations for processors and controllers of personal data.   Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. Further, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. For example, on July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities which had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and  additional measures and/or contractual provisions may need to be put in place, however,  the nature of these additional measures is currently uncertain. Penalties and fines for failure to comply with the GDPR are significant, including fines of up to €20.0 million or 4% of total worldwide annual turnover, whichever is higher. Additionally, following the United Kingdom’s withdrawal from the European Union, we will have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, each regime having the ability to fine up to the greater of €20.0 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

If at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Global Select Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance, which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. As of June 30, 2020, our stock had traded at a 52-week low of $0.94 per share, and a 52-week high of $3.87 per share. Our closing share price on June 30, 2020 was $2.31.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and our amended and restated bylaws provide that federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act, either of these provisions could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated bylaws provide that federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.  These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the provisions in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1†	Agreement and Plan of Merger and Reorganization, dated June 1, 2020, by and among Aduro Biotech, Inc., Aspire Merger Sub, Inc. and Chinook Therapeutics U.S., Inc.	8-K	001-37345	2.1	06/02/2020

3.1	Restated Certificate of Incorporation of Aduro Biotech, Inc.	8-K	001-37345	3.1	04/20/2015

3.2	Amended and Restated Bylaws of Aduro Biotech, Inc.	S-1/A	333-202667	3.5	04/06/2015

3.3	Amendment to Amended and Restated Bylaws of Aduro Biotech, Inc., dated July 16, 2020	8-K	001-37345	3.1	07/17/2020

4.1	Form of common stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Amended and Restated Investor Rights Agreement, by and among Aduro Biotech, Inc. and the stockholders named therein, dated December 19, 2014.	S-1	333-202667	4.2	03/11/2015

10.1	Note Purchase Agreement, dated as of June 1, 2020, by and among Chinook Therapeutics U.S., Inc. and certain investors named therein	8-K	001-37345	10.1	06/02/2020

10.2	Form of Convertible Promissory Note	8-K	001-37345	10.2	06/02/2020

10.3	Form of Support Agreement by and between Aduro Biotech, Inc. and certain stockholders of Chinook Therapeutics U.S., Inc.	8-K	001-37345	10.3	06/02/2020

10.4	Form of Support Agreement by and between Chinook Therapeutics U.S., Inc. and certain stockholders of Aduro Biotech, Inc.	8-K	001-37345	10.4	06/02/2020

10.5	Form of Lock-Up Agreement	8-K	001-37345	10.5	06/02/2020

10.6	Form of CVR Agreement	8-K	001-37345	10.6	06/02/2020

10.7	Consulting Agreement, dated as of June 1, 2020, by and between Aduro Biotech, Inc. and Andrea van Elsas, Ph.D.	8-K	001-37345	10.7	06/02/2020

10.8+	Amended and Restated Executive Employment Agreement by and between the Company and Stephen T. Isaacs, dated July 2, 2020	8-K	001-37345	10.1	07/02/2020

10.9+	Amendment to the Aduro Biotech, Inc. Amended and Restated Severance Plan and Summary Plan Description	8-K	001-37345	10.2	07/02/2020

10.10+	Letter Agreement by and between the Company and Blaine Templeman, dated July 29, 2020	8-K	001-37345	10.3	07/02/2020

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act of Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of the Interim Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Indicates management contract or compensatory plan, contract or agreement.
†

All schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

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

Aduro Biotech, Inc.
Date: August 3, 2020	By:	/s/ Stephen T. Isaacs
Stephen T. Isaacs
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Aduro Biotech, Inc.
Date: August 3, 2020	By:	/s/ William G. Kachioff
William G. Kachioff
Interim Chief Financial Officer
(Principal Financial Officer)