Form 10-Q
period 2020-09-30
CHINOOK THERAPEUTICS, INC.
filed 2020-11-05
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37345

CHINOOK THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	94-3348934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Fairview Avenue East, Suite 100

Seattle, WA 98102

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (206) 485-7051

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KDNY	The Nasdaq Global Select Market

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

The number of shares of Registrant’s Common Stock outstanding as of November 2, 2020 was 42,158,432.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Chinook” and the “Company” refer to Chinook Therapeutics, Inc. and its consolidated subsidiaries.  The terms “Aduro” or the “Predecessor Registrant” refer to Aduro Biotech, Inc. and its consolidated subsidiaries, the predecessor reporting entity.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CHINOOK THERAPEUTICS, INC. (formerly Aduro Biotech, Inc.)

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$72,569	$59,624
Marketable securities	90,562	153,978
Accounts receivable	1,216	342
Prepaid expenses and other current assets	2,934	3,958
Total current assets	167,281	217,902
Marketable securities	8,000	—
Property and equipment, net	20,468	24,688
Operating lease right-of-use assets	20,162	21,110
Goodwill	8,537	8,167
Intangible assets, net	19,405	18,978
Restricted cash	1,750	468
Other assets	1,283	—
Total assets	$246,886	$291,313
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$325	$414
Accrued clinical trial and manufacturing expenses	2,051	4,253
Accrued expenses and other liabilities	6,972	8,181
Operating lease liabilities	1,715	1,803
Deferred revenue	3,786	6,950
Total current liabilities	14,849	21,601
Contingent consideration	2,205	1,051
Deferred revenue	159,754	166,963
Deferred tax liabilities	3,687	3,527
Operating lease liabilities	30,414	31,636
Other long-term liabilities	1,443	940
Total liabilities	212,352	225,718
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 16,268,861 and 16,147,137 shares issued and outstanding at September 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	558,920	552,083
Accumulated other comprehensive income	1,246	414
Accumulated deficit	(525,634)	(486,904)
Total stockholders’ equity	34,534	65,595
Total liabilities and stockholders’ equity	$246,886	$291,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINOOK THERAPEUTICS, INC. (formerly Aduro Biotech, Inc.)

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Collaboration and license revenue	$3,787	$4,799	$23,311	$13,625
Total revenue	3,787	4,799	23,311	13,625
Operating expenses:
Research and development	9,232	15,251	36,168	49,402
General and administrative	7,604	8,601	24,707	24,657
Restructuring and related expense	1,712	341	8,066	3,702
Loss on impairment of intangible assets	—	5,006	—	5,006
Amortization of intangible assets	146	138	418	417
Total operating expenses	18,694	29,337	69,359	83,184
Loss from operations	(14,907)	(24,538)	(46,048)	(69,559)
Interest income	164	1,366	1,497	4,334
Other income (expense), net	12	(32)	(35)	(54)
Total other income	176	1,334	1,462	4,280
Loss before income tax	(14,731)	(23,204)	(44,586)	(65,279)
Income tax benefit	191	2,252	5,856	2,322
Net loss	$(14,540)	$(20,952)	$(38,730)	$(62,957)
Net loss per common share, basic and diluted	$(0.90)	$(1.31)	$(2.39)	$(3.94)
Shares used in computing net loss per common share, basic and diluted	16,232,971	16,046,517	16,185,855	15,988,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINOOK THERAPEUTICS, INC. (formerly Aduro Biotech, Inc.)

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(14,540)	$(20,952)	$(38,730)	$(62,957)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax of $0	(68)	(7)	(40)	324
Foreign currency translation adjustments, net of tax of $0	875	(1,213)	872	(1,442)
Other comprehensive gain (loss)	807	(1,220)	832	(1,118)
Comprehensive loss	$(13,733)	$(22,172)	$(37,898)	$(64,075)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINOOK THERAPEUTICS, INC. (formerly Aduro Biotech, Inc.)

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	16,147,137	$2	$552,083	$414	$(486,904)	$65,595
Issuance of common stock upon exercise of stock options	17,691	—	80	—	—	80
Release of restricted stock units	2,585	—	—	—	—	—
Stock-based compensation	—	—	2,035	—	—	2,035
Other comprehensive loss	—	—	—	(554)	—	(554)
Net loss	—	—	—	—	(7,575)	(7,575)
Balance at March 31, 2020	16,167,413	2	554,198	(140)	(494,479)	59,581
Issuance of common stock upon exercise of stock options	596	—	3	—	—	3
Issuance of common stock under Employee Stock Purchase Plan	8,582	—	40	—	—	40
Release of restricted stock units	35,201	—	—	—	—	—
Stock-based compensation	—	—	3,028	—	—	3,028
Other comprehensive income	—	—	—	579	—	579
Net loss	—	—	—	—	(16,615)	(16,615)
Balance at June 30, 2020	16,211,792	2	557,269	439	(511,094)	46,616
Issuance of common stock upon exercise of stock options	3,008	—	19	—	—	19
Release of restricted stock units	54,061	—	—	—	—	—
Stock-based compensation	—	—	1,632	—	—	1,632
Other comprehensive income	—	—	—	807	—	807
Net loss	—	—	—	—	(14,540)	(14,540)
Balance at September 30, 2020	16,268,861	$2	$558,920	$1,246	$(525,634)	$34,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINOOK THERAPEUTICS, INC. (formerly Aduro Biotech, Inc.)

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	15,914,342	$2	$538,901	$940	$(404,532)	$135,311
Issuance of common stock upon exercise of stock options	50,896	—	251	—	—	251
Release of restricted stock units	5,170	—	—	—	—	—
Stock-based compensation	—	—	3,703	—	—	3,703
Other comprehensive loss	—	—	—	(449)	—	(449)
Net loss	—	—	—	—	(23,427)	(23,427)
Balance at March 31, 2019	15,970,408	2	542,855	491	(427,959)	115,389
Issuance of common stock upon exercise of stock options	34,785	—	188	—	—	188
Issuance of common stock under Employee Stock Purchase Plan	11,749	—	164	—	—	164
Release of restricted stock units	9,111	—	—	—	—	-
Stock-based compensation	—	—	3,336	—	—	3,336
Other comprehensive income	—	—	—	551	—	551
Net loss	—	—	—	—	(18,578)	(18,578)
Balance at June 30, 2019	16,026,053	2	546,543	1,042	(446,537)	101,050
Issuance of common stock upon exercise of stock options	24,023	—	93	—	—	93
Release of restricted stock units	52,813	—	—	—	—	—
Stock-based compensation	—	—	3,075	—	—	3,075
Other comprehensive loss	—	—	—	(1,220)	—	(1,220)
Net loss	—	—	—	—	(20,952)	(20,952)
Balance at September 30, 2019	16,102,889	$2	$549,711	$(178)	$(467,489)	$82,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINOOK THERAPEUTICS, INC. (formerly Aduro Biotech, Inc.)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(38,730)	$(62,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,667	3,260
Amortization of intangible assets	418	417
Impairment of property and equipment	1,576	1,177
Impairment of intangible assets	—	5,006
Non-cash lease expense	949	664
Accretion of discounts and amortization of premiums on marketable securities	(448)	(1,371)
Realized gain (loss) on investments	(2)	—
Stock-based compensation	6,695	10,114
Loss from remeasurement of fair value of contingent consideration	1,107	25
Gain on disposal of property and equipment	(530)	(4)
Deferred income tax	—	(2,320)
Changes in operating assets and liabilities:
Accounts receivable	(745)	11,815
Prepaid expenses and other assets	(257)	671
Accounts payable	274	409
Deferred revenue	(10,373)	(11,468)
Accrued clinical trial and manufacturing expenses	(2,571)	1,483
Accrued expenses and other liabilities	(985)	(454)
Operating lease liabilities	(1,316)	94
Net cash used in operating activities	(42,271)	(43,439)
Cash Flows from Investing Activities
Purchase of marketable securities	(139,496)	(224,927)
Proceeds from maturities of marketable securities	195,323	196,410
Purchase of property and equipment	(129)	(1,183)
Proceeds from sale of property and equipment	519	—
Net cash provided by (used in) investing activities	56,217	(29,700)
Cash Flows from Financing Activities
Proceeds from employee stock purchase plan	40	164
Proceeds from exercise of stock options	102	532
Net cash provided by financing activities	142	696
Effect of exchange rate changes	139	(262)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,227	(72,705)
Cash, cash equivalents and restricted cash at beginning of period	60,092	126,778
Cash, cash equivalents and restricted cash at end of period	$74,319	$54,073
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$24	$31
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$72,569	$53,605
Restricted cash	1,750	468
Total cash, cash equivalents and restricted cash	$74,319	$54,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINOOK THERAPEUTICS, INC. (formerly Aduro Biotech, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Aduro Biotech, Inc., and its wholly owned subsidiaries, or Aduro, is an immunotherapy company focused on the discovery, development and commercialization of therapies that are designed to harness the body's natural immune system for the treatment of patients with challenging diseases. Aduro is located in Berkeley, California and its wholly-owned subsidiary, Aduro Biotech Holdings, Europe B.V., or Aduro Biotech Europe, is organized in the Netherlands. Aduro operates in one business segment.

On June 1, 2020, Aduro entered into an Agreement and Plan of Merger and Reorganization, or the “Merger Agreement”, with Aspire Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Aduro, or Merger Sub, and Chinook Therapeutics U.S., Inc., a Delaware corporation, or Private Chinook, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Private Chinook, with Private Chinook continuing as a wholly-owned subsidiary of Aduro and the surviving corporation of the merger, or the Merger.  The Merger closed on October 5, 2020, and Aduro was renamed “Chinook Therapeutics, Inc.” Following completion of the Merger, the business conducted by Private Chinook became the primary business conducted by the Company, which is a biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Refer to Note 13 for further information. As the Merger did not close until after the end of the quarter ended September 30, 2020, the historical financial statements presented in this Quarterly Report on Form 10-Q reflect the financial position, results of operations and cash flows of Aduro, the Predecessor Registrant.

2. Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as Aduro’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of Aduro’s financial information. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in Aduro’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020.

The condensed consolidated financial statements include the accounts of Aduro Biotech, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. All of the outstanding common stock share numbers (including shares of common stock subject to Aduro’s options), share prices, exercise prices and per share amounts have been retroactively adjusted to reflect a 5:1 reverse stock split for all periods presented. Refer to Note 13.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2016-13 – Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which defers the effective date for ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all periods beginning after December 15, 2018. Aduro does not plan to early adopt and is currently in the process of evaluating the impact the standard will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The standard update simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also improves consistent application by clarifying and amending existing guidance. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Aduro has evaluated the impact of this guidance and has concluded that adoption of the standard will not have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information, and modifies some disclosure requirements. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. Aduro adopted the new standard on January 1, 2020. As the result of the adoption, Aduro is no longer required to disclose (1) the amount of and the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation process for Level 3 fair value measurements. Additionally, Aduro is required to disclose (1) the changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Refer to Note 3 “Fair Value Measurements” for the newly required disclosures resulting from the adoption of this standard.

3. Fair Value Measurements

The carrying amounts of certain of Aduro’s financial instruments, including cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. Assets and liabilities recorded at fair value on a recurring basis in the balance sheets, as well as assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

Aduro’s cash equivalents, which include money market funds, are classified as Level 1 because they are valued using quoted market prices. Aduro’s cash equivalents consisting of corporate debt securities and commercial paper along with Aduro’s marketable securities consisting of available-for-sale securities are generally classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. When quoted prices in active markets for identical assets or liabilities are not available, Aduro relies on non-binding quotes from its investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, Aduro reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, Aduro assesses the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.

In certain cases where there is limited activity or less transparency around the inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of the contingent consideration liability.

The following table sets forth Aduro’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$23,185	$—	$—	$23,185
U.S. government and agency securities	—	70,952	—	70,952
Corporate debt securities	—	10,429	—	10,429
Commercial paper	—	59,384	—	59,384
Total	$23,185	$140,765	$—	$163,950
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$2,205	$2,205
Total	$—	$—	$2,205	$2,205

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$39,994	$—	$—	$39,994
U.S. government and agency securities	—	43,333	—	43,333
Corporate debt securities	—	54,590	—	54,590
Commercial paper	—	67,536	—	67,536
Total	$39,994	$165,459	$—	$205,453
Financial Liabilities:
Contingent consideration related to acquisition	$—	$—	$1,051	$1,051
Total	$—	$—	$1,051	$1,051

The acquisition-date fair value of the contingent consideration liability represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value of the contingent consideration is based on Aduro’s probability-weighted discounted cash flow assessment that considers probability and timing of future payments. The fair value measurement is based on significant Level 3 unobservable inputs such as the probability of achieving development milestones, anticipated timelines and discount rate, the values of which as of September 30, 2020 are shown in the table below. Changes in the fair value of the liability for contingent consideration will be recognized in the consolidated statement of operations until settlement.

Unobservable Input
Probability of attaining milestone	18.8%
Period of time to achieve milestone (in years)	7.3
Discount rate	10.0%

Aduro did not have any financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.

The following table sets forth a summary of the changes in the fair value of Aduro’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2019	$1,051
Net change in fair value upon remeasurement	1,107
Foreign currency impact on contingent consideration	47
Balance at September 30, 2020	$2,205

The following tables summarize the estimated value of Aduro’s cash, cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,181	$—	$—	$7,181
Money market funds	23,185	—	—	23,185
Commercial paper	42,205	—	(2)	42,203
Total cash and cash equivalents	$72,571	$—	$(2)	$72,569
Marketable securities:
U.S. government and agency securities	$70,942	$14	$(4)	$70,952
Corporate debt securities	10,414	15	—	10,429
Commercial paper	17,179	2	—	17,181
Total marketable securities	$98,535	$31	$(4)	$98,562

	December 31, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$8,149	$—	$—	$8,149
Money market funds	39,994	—	—	39,994
Commercial paper	11,482	—	(1)	11,481
Total cash and cash equivalents	$59,625	$—	$(1)	$59,624
Marketable securities:
U.S. government and agency securities	$43,295	$40	$(2)	$43,333
Corporate debt securities	54,563	33	(6)	54,590
Commercial paper	56,055	7	(7)	56,055
Total marketable securities	$153,913	$80	$(15)	$153,978

The amortized cost and estimated fair value of Aduro’s available-for-sale marketable securities by contractual maturity are summarized below as of September 30, 2020 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Mature in one year or less	$90,538	$28	$(4)	$90,562
Mature after one year through two years	7,997	3	—	8,000
Total available-for-sale marketable securities	$98,535	$31	$(4)	$98,562

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Leasehold improvements	$27,204	$27,288
Lab equipment	4,394	8,817
Computer and office equipment	2,130	2,334
Furniture	1,427	1,590
Construction in progress	77	190
Total property and equipment	35,232	40,219
Less: accumulated depreciation	(14,764)	(15,531)
Property and equipment, net	$20,468	$24,688

Depreciation expense was $0.8 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively and $2.7 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Compensation and related benefits	$3,081	$3,677
Professional and consulting services	2,308	2,845
Accrued research expense	608	890
Accrued purchases of property and equipment	24	31
Other	951	738
Total accrued expenses and other liabilities	$6,972	$8,181

5. Goodwill and Intangible Assets

Goodwill

The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2019	$8,167
Foreign currency translation adjustment	370
Balance at September 30, 2020	$8,537

Aduro tests goodwill for impairment on an annual basis on November 1, or more frequently if an impairment indicator exists. To determine if an impairment has occurred, Aduro performs a quantitative test in which Aduro compares the fair value of its single reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, Aduro records an impairment loss equal to that difference. In the first quarter of 2020, Aduro made plans to close its European site. As a result, Aduro performed a quantitative assessment of goodwill as of March 31, 2020, and concluded that there was no impairment of goodwill as the fair value of Aduro’s reporting unit exceeded its carrying value.

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,595	$2,850	$8,745
Total intangible assets with finite lives	11,595	2,850	8,745
Acquired IPR&D assets	10,660	—	10,660
Total intangible assets	$22,255	$2,850	$19,405

	December 31, 2019
	Gross Carrying Amount	Impairment(1)	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
License agreement	$11,091	$—	$2,311	$8,780
Total intangible assets with finite lives	11,091	—	2,311	8,780
Acquired IPR&D assets	15,297	5,099	—	10,198
Total intangible assets	$26,388	$5,099	$2,311	$18,978

(1)	The amount includes effects of foreign currency exchange rates.

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over a period of 20 years and the amortization expense is recorded in operating expenses. Aduro tests its Acquired IPR&D intangible assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

In the first quarter of 2020, due to Aduro’s decision to close its European site, Aduro assessed its Acquired IPR&D intangible assets for impairment. Based on the qualitative assessment performed, no impairment of Acquired IPR&D intangible assets was recorded as of March 31, 2020.

Amortization expense was $0.1 million for each of the three months ended September 30, 2020 and 2019 and $0.4 million for each of the nine months ended September 30, 2020 and 2019. Based on finite-lived intangible assets recorded as of September 30, 2020, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020 (remaining three months)	$145
2021	580
2022	580
2023	580
2024	580
2025	580

6. Collaboration Agreements

Novartis Agreement

In March 2015, Aduro entered into a collaboration and license agreement with Novartis Pharmaceuticals Corporation, or Novartis, pursuant to which Aduro is collaborating worldwide with Novartis regarding the development and potential commercialization of product candidates containing an agonist of the molecular target known as STING in the field of oncology, including immuno-oncology and cancer vaccines. Under this agreement, or the Novartis Agreement, Aduro granted Novartis a co-exclusive license to develop such products worldwide, an exclusive license to commercialize such products outside the United States and a non-exclusive license to support Aduro in commercializing such products in the United States if it requests such support. The collaboration is guided by a joint steering committee with each party having final decision-making authority regarding specified areas of development or commercialization.

Under the Novartis Agreement, Aduro received an upfront payment of $200.0 million in April 2015. During the second quarter of 2016, Aduro earned a $35.0 million development milestone upon initiation of a Phase 1 trial for the first STING product candidate, ADU-S100, and recognized the payment as revenue in the period. Aduro is also eligible to receive up to an additional $215.0 million in development milestones and up to an additional $250.0 million in regulatory approval milestones.

Aduro is responsible for 38% of the joint development costs worldwide and Novartis is responsible for the remaining 62% of the joint development costs worldwide; provided that either party may opt out of early stage clinical trials subject to an obligation to fund and participate in any pivotal trials and reimburse certain early development costs if development of the product progresses into pivotal trials.

Aduro will also receive 50% of gross profits on sales of any products commercialized pursuant to this collaboration in the United States and 45% of gross profits for specified European countries and Japan. For each of these profit share countries, each party will be responsible for its respective commercial sharing percentage of all joint commercialization costs incurred in that country.

For all other countries where Aduro is not sharing profits, Novartis will be responsible for all commercialization costs and will pay Aduro a royalty in the mid-teens on all net sales of product sold by Novartis, its affiliates and sublicensees, with such percentage subject to reduction post patent and data exclusivity expiration and subject to reduction, capped at a specified percentage, for royalties payable to third party licensors. Novartis’ royalty obligation will run on a country-by-country basis until the later of expiration of the last valid claim covering the product, expiration of data exclusivity for the product or 12 years after first commercial sale of the product in such country.

With respect to the United States, specified European countries and/or Japan, Aduro may elect for such region to either reduce by 50% or to eliminate in full Aduro’s development and commercialization cost sharing obligation. If Aduro elects to reduce its cost sharing percentage by 50% in any such region, then its profit share in such region will also be reduced by 50%. If Aduro elects to eliminate its development cost sharing obligation, then such region will be removed from the profit share, and instead Novartis will owe Aduro royalties on any net sales of product for such region, as described above.

For revenue recognition purposes, Aduro determined that the duration of the contract begins on the effective date in March 2015 and ends upon receipt of regulatory approval, estimated to occur in 2028. Aduro’s performance period commenced in May 2015. The transaction price consists of the $200.0 million upfront fee, a $35.0 million milestone payment received in the second quarter of 2016 upon commencement of a Phase 1 study, and $2.1 million in reimbursement of research and development costs through September 30, 2020. Aduro determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of Phase 1 studies. Therefore, these payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Novartis and have been excluded from the transaction price. The transaction price of $237.1 million is allocated to one combined performance obligation. Aduro will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Aduro concluded that it will utilize a cost-based input method to measure its progress toward completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period. Aduro believes this is the best measure of progress because other measures do not reflect how Aduro transfers its performance obligation to Novartis. In applying the cost-based input method of revenue recognition, Aduro uses actual clinical study enrollment figures as well as actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs relative to the level of patient enrollment in the study. Revenue will be recognized based on the level of costs incurred relative to the total budgeted costs for the performance obligations and it is dependent on the clinical timelines and progress under the research and collaboration agreement. A cost-based input method of revenue recognition requires management to make estimates of costs to complete Aduro's performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete Aduro's performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

Cost-sharing payments from Novartis are included in the transaction price and subject to the cost-based input method to determine the amount to be recognized in license and collaboration revenue in Aduro’s consolidated statements of operations, while cost-sharing payments to Novartis are accounted for as research and development expenses in Aduro’s consolidated statements of operations.

If Aduro recognizes revenue from the sale of any products commercialized pursuant to this collaboration in the United States, it will retain 50% of the gross profits from such sales and will pay the remaining 50% of the gross profits to Novartis. Aduro will receive from Novartis 45% of gross profits for specified European countries and Japan from the sale of any products commercialized pursuant to this collaboration in such countries. Profit sharing payments made to or received from Novartis will be aggregated by product by territory and reported as expenses or revenues, as applicable.

In December 2019, Aduro received notification that Novartis has removed ADU-S100 (MIW815), an intratumoral STING pathway activator product candidate, from Novartis’ portfolio based on clinical data generated to date. This decision was not the result of any safety concern. The collaboration and license agreement between Novartis and Aduro remains in effect, and both parties continue to jointly pursue STING pathway activation through systemic delivery as a therapeutic strategy. The removal of ADU-S100 from Novartis’ portfolio did not have an impact on the overall transaction price nor the revenue recognition methodology being utilized by Aduro.

Aduro is solely funding the ongoing study of ADU-S100 and pembrolizumab for squamous cell carcinoma of the head and neck as well as the preparation of the IND application for ADU-S100 in non-muscle invasive bladder cancer, because Novartis has opted out of the evaluation of ADU-S100 in these indications.

For the three months ended September 30, 2020 and 2019, Aduro recognized $1.6 million and $2.4 million, respectively, and for the nine months ended September 30, 2020 and 2019, Aduro recognized $7.2 million and $6.8 million, respectively, in revenue from its collaboration with Novartis. The remaining balance of the upfront fee of $161.8 million is included in deferred revenue at September 30, 2020.

Lilly Agreement

On December 18, 2018, Aduro entered into a research collaboration and exclusive license agreement, or the Lilly Agreement, with Lilly for its cGAS-STING Pathway Inhibitor program for the research and development of novel immunotherapies for autoimmune and other inflammatory diseases. Pursuant to the Lilly Agreement, Aduro granted an exclusive and worldwide license under certain intellectual property rights controlled by Aduro to research, develop, manufacture and commercialize certain cGAS-STING products for the treatment of autoimmune and other inflammatory diseases. The license granted is sublicensable during a specified time period.

Under the terms of the Lilly Agreement, Aduro received an upfront payment of $12.0 million in the first quarter of 2019. Aduro will also be eligible for development and commercial milestones of up to approximately $620.0 million per product. Lilly is also obligated to pay Aduro tiered royalty payments at percentages in the single to low-double digits based on annual net sales of the licensed products. Lilly must pay such royalties on a product-by-product and country-by-country basis until the latest to occur of (i) the expiration of the last-to-expire valid claim of certain patents, (ii) the expiration of the data exclusivity period in such country or (iii) a specified anniversary of the first commercial sale of such product in such country. Aduro will be reimbursed for up to a certain amount of research funding spent during the research term. In addition, Aduro has the option to co-fund the clinical development of each product in exchange for an increase in royalty payments and a reduction in certain milestone payments to the extent relevant to such co-funded product. Lilly will be responsible for all costs of global commercialization.

For revenue recognition purposes, Aduro determined that Aduro’s performance period commenced in January 2019 and ends upon completion of the research term, estimated to occur in 2021. The transaction price consists of the $12.0 million upfront fee and variable consideration related to reimbursement of research and development costs. Aduro determined that the remaining potential milestone payments are probable of significant reversal of cumulative revenue as their achievement is highly dependent on the successful completion of research activities and advancement through clinical studies. Therefore, these potential milestone payments are not included in the transaction price. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Lilly and have been excluded from the transaction price. The transaction price is allocated to one combined performance obligation. Aduro will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Aduro concluded that it will utilize a cost-based input method to measure its progress toward completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period. Aduro believes this is the best measure of progress because other measures do not reflect how Aduro transfers its performance obligation to Lilly. In applying the cost-based input method of revenue recognition, Aduro uses actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal full-time equivalent effort and third-party contract costs. Revenue will be recognized based on the level of costs incurred relative to the total budgeted costs for the performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete Aduro's performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete Aduro's performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three months ended September 30, 2020 and 2019, Aduro recognized $2.2 million and $2.4 million, respectively, in revenue. For the nine months ended September 30, 2020 and 2019, Aduro recognized $6.1 million and $6.8 million, respectively, in revenue from the Lilly Agreement. Aduro recorded $1.8 million in deferred revenue at September 30, 2020.

Merck License Agreement

In connection with the acquisition of Aduro Biotech Europe in October 2015, Aduro became party to an agreement with Merck Sharp & Dohme Corp., or Merck. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates. Aduro identified the following promises under the agreement: 1) the license, 2) the obligation to provide research activities and 3) the obligation to participate on a Joint Research Committee. Aduro determined that the promises were not distinct which resulted in them being combined into one performance obligation. Aduro completed its performance obligation under the agreement by the end of 2016.

Aduro received a milestone payment of $2.0 million in 2017 for the initiation of a Good Laboratory Practice, or GLP, toxicology study and $3.0 million in the first quarter of 2018 for the initiation of a Phase 1 trial for the anti-CD27 antibody and $10.0 million in the first quarter of 2020 for the initiation of a Phase 2 trial for the anti-CD27 antibody. The payments were recognized in revenue when received as Aduro had no remaining performance obligation. Aduro is eligible to receive future contingent payments, including up to $297.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, Aduro is eligible to receive royalties in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized when earned as Aduro has no remaining performance obligations under this agreement.

For the three months ended September 30, 2020, Aduro recognized no revenue from its collaboration with Merck while for the nine months ended September 30, 2020, Aduro recognized a $10.0 million milestone payment related to the initiation of a Phase 2 trial for the anti-CD27 antibody.

7. Commitments and Contingencies

Leases

Aduro leases one facility in Berkeley, California under an operating lease that has a remaining lease term of approximately 10 years. Aduro also leased one facility in Oss, the Netherlands, under an operating lease that was set to expire in December 2020. In June 2020, Aduro terminated its lease agreement for its leased facility in connection with the closure of its European site in Oss, the Netherlands. Aduro will continue to pay the lease obligation, which is reimbursable to Aduro if the landlord enters into a new lease agreement with a new tenant, until the original expiration of the lease agreement in December 2020. Both leases contain an option to extend for an additional term, however, Aduro is not reasonably certain to exercise the option for the Berkeley lease and Aduro will not be exercising the option for the Oss lease due to the closure of the Oss facility in June 2020. Refer to Note 10 “Restructuring and Related Expense” for additional information.

On August 25, 2020, Aduro entered into an agreement to sublease the Berkeley facility, consisting of approximately 112,000 square feet, to Perfect Day, Inc., through the expiration of the master lease in December 2029. Subject to various options, the leased premises will be delivered to the sublessee over time, beginning in August 2020, as the current sublessees vacate the premises upon the expiration or sooner termination of their existing sublease agreements and as Aduro vacates the premises. The base sublease rent rate is $5.25 per rental square foot per month and will increase by 3% cumulatively beginning on June 1, 2021, and every June 1st  thereafter through expiration of the agreement. Additionally, the subtenant is required to pay its pro rata share of operating expenses and taxes as required to be paid by Aduro related to its lease of the Berkeley facility. Aduro incurred initial direct costs of $2.2 million in sublease commissions related to entering into the agreement to sublease the Berkeley facility. To account for the commissions, Aduro capitalized the total commissions amount and will amortize the balance over the term of the sublease. The total sublease income to be earned, in aggregate, will be approximately $70.9 million, which exceeds the amount payable by Aduro under the master lease.

As of September 30, 2020, Aduro is subleasing approximately 60,400 square feet in its Berkeley facility under subleases that expire on or prior to December 31, 2029. Sublease income was $0.6 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.

During 2016, Aduro established a letter of credit with Bank of America Merrill Lynch as security for the Berkeley lease in the amount of $0.5 million. During the three months ended September 30, 2020, Aduro increased its letter of credit by $1.3 million as security for the Berkeley lease as part of the requirement related to entering into an agreement to sublease the Berkeley facility. The letter of credit is collateralized by a certificate of deposit for a total of $1.8 million which has been included in restricted cash in the consolidated balance sheet as of September 30, 2020.

The maturity of Aduro’s operating lease liabilities as of September 30, 2020 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2020 (remaining three months)	$1,436
2021	5,332
2022	5,460
2023	5,570
2024	5,681
Thereafter	30,155
Total undiscounted lease payments	53,634
Present value adjustment	21,505
Total net lease liability	$32,129
Net lease liability - current	$1,715
Net lease liability - non-current	30,414
Total net lease liability	$32,129

Straight-line rent expense recognized for operating leases was $0.5 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $3.2 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases was $0.3 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. Aduro does not have any finance leases.

The following information represents supplemental disclosure for the condensed consolidated statement of cash flows related to operating leases (in thousands):

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities	$4,245	$4,106

The following summarizes additional information related to operating leases:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease terms (in years)
Operating leases	9.2	9.9
Weighted-average discount rate
Operating leases	12%	12%

Indemnification

In the ordinary course of business, Aduro enters into agreements that may include indemnification provisions. Pursuant to such agreements, Aduro may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments Aduro could be required to make under these provisions is not determinable. Aduro has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Aduro has also entered into indemnification agreements with its directors and officers that may require Aduro to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. Aduro currently has directors’ and officers’ insurance.

Legal

Aduro is not party to any material legal proceedings at this time. From time to time, Aduro may become involved in various legal proceedings that arise in the ordinary course of its business.

Other Commitments

Aduro has various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, Aduro would only be obligated for the products or services that Aduro had received at the time the termination became effective as well as non-cancelable and non-refundable obligations, including payment obligations for costs or expenses incurred by the vendor for products or services before the termination became effective. In the case of terminating a clinical trial agreement at a particular site, Aduro would also be obligated to provide continued support for appropriate medical procedures at that site until completion or termination.

8. Common Stock

Aduro had reserved shares of common stock for future issuance as follows:

September 30, 2020
Options issued and outstanding	2,211,466
Shares available for future stock option grants	2,238,444
Restricted stock units	50,182
Common stock warrants	9,549
Total	4,509,641

9. Equity Incentive Plans

2015 Plan

In March 2015, Aduro’s board of directors adopted and in April 2015 Aduro’s stockholders approved the 2015 Equity Incentive Plan, or the 2015 Plan, which became effective upon the initial public offering of Aduro’s common stock, or IPO, and provides for the granting of incentive stock options, nonstatutory stock options and other forms of stock awards to its employees, directors and consultants. Aduro’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan.

The 2015 Plan is administered by the board of directors or a committee appointed by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of Aduro’s common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Options expire after 10 years (five years for stockholders owning greater than 10% of the voting stock). The number of shares of common stock initially reserved for issuance under the 2015 Plan was 1,226,858 shares with an automatic annual increase to the shares issuable under the 2015 Plan to the lower of (i) 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. On January 1, 2020, the shares issuable under the 2015 Plan increased by 645,885. Aduro had 2,238,444 shares available for future grant under the 2015 Plan as of September 30, 2020.

2009 Plan

Aduro’s 2009 Stock Incentive Plan, or the 2009 Plan, terminated on the date the 2015 Plan was adopted. Options granted or shares issued under the 2009 Plan that were outstanding on the date the 2015 Plan became effective will remain subject to the terms of the 2009 Plan. Prior to the 2009 Plan termination, the number of options available for grant was increased by 72,000 shares. At September 30, 2020, 535,550 options under the 2009 Plan remained outstanding.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Options Outstanding
	Shares Available for Grant		Number of Shares Underlying Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2019	1,750,287		2,059,488	$27.47	$680
Authorized	645,885		—
RSUs forfeited, net	17,759		—
Granted	(627,194)		627,194	15.69
Exercised			(21,295)	4.78
Canceled	451,707	(1)	(453,921)	29.37
Balance—September 30, 2020	2,238,444		2,211,466	$23.94	$4,074
Options exercisable—September 30, 2020			1,320,674	$28.05	$3,746
Options vested and expected to vest—September 30, 2020			2,025,831	$24.57	$4,000

(1)

This excludes 2,214 shares subject to canceled options for the nine months ended September 30, 2020 initially granted from the legacy stock option plans. As these plans have been terminated, any options canceled are not added back to the existing option plan pool.

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of Aduro’s common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2020 was $0.2 million.

As of September 30, 2020, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $8.1 million, which Aduro expects to recognize over an estimated weighted-average period of 2.7 years.

Restricted Stock Units (RSUs)

In September 2016, Aduro’s board of directors authorized the issuance of restricted stock units, or RSUs, under the 2015 Plan and adopted a form of restricted stock unit grant notice and restricted stock unit award agreement, which is intended to serve as a standard form agreement for RSU grants issued to employees, executive officers, directors and consultants.

The following table summarizes RSU activity for the nine months ended September 30, 2020:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2019	159,788	$37.02
Granted	21,824	16.85
Vested	(91,847)	29.24
Forfeited	(39,583)	41.70
Balance—September 30, 2020	50,182	$38.82

The fair value of RSUs is determined on the date of grant based on the market price of Aduro’s common stock on that date. As of September 30, 2020, there was $1.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs which is expected to be recognized over a weighted-average period of 1.7 years.

2015 Employee Stock Purchase Plan

In March 2015, Aduro’s board of directors adopted and in April 2015 Aduro’s stockholders approved the 2015 Employee Stock Purchase Plan, or 2015 ESPP, which became effective upon the IPO. The 2015 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code, or the Code, and is administered by Aduro’s board of directors and the compensation committee of the board of directors.

The number of shares of common stock initially reserved for issuance under the 2015 ESPP was 144,000 shares with an automatic annual increase to the shares issuable under the 2015 ESPP equal to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the board of directors. There was no annual increase of shares issuable under the 2015 ESPP on January 1, 2020. Aduro had 305,651 shares available for future issuance under the 2015 ESPP as of September 30, 2020.

As of September 30, 2020, the total unrecognized compensation expense related to the 2015 ESPP was approximately $11,000, which the Company expects to recognize over an estimated weighted-average period of 0.1 years.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of Aduro’s common shares to be issued under the 2015 ESPP:

	Nine Months Ended September 30,
	2020	2019
Expected term (in years)	0.5	0.5
Volatility	127.5%	58.9%
Risk-free interest rate	0.15%	2.43%
Dividend yield	—%	—%

Stock-based Compensation Expense

Total stock-based compensation expense recognized for employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$346	$1,555	$2,572	$5,301
General and administrative	1,286	1,520	4,123	4,813
Total stock-based compensation expense	$1,632	$3,075	$6,695	$10,114

In determining the fair value of the stock-based awards, Aduro uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock—Since Aduro’s IPO, Aduro has used the market closing price of its common stock as reported on the Nasdaq Global Select Market.

Expected Term—Aduro’s expected term represents the period that Aduro’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term for employee options). Aduro uses the contractual term to determine the non-employee award fair value at the grant date.

Expected Volatility—Aduro’s expected volatility is based on the historical volatility of Aduro’s common stock price since its IPO in 2015.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—Aduro has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, Aduro used an expected dividend yield of zero.

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected term (in years)	6.2	6.0 - 9.7
Volatility	75.0 - 79.7%	69.4 - 70.8%
Risk-free interest rate	0.45 - 1.34%	1.52 - 3.19%
Dividend yield	—%	—%

10. Restructuring and Related Expense

In January 2020, Aduro’s Board of Directors approved a restructuring to further extend Aduro’s operating capital and align personnel towards executing the clinical development strategy. As of September 30, 2020, Aduro reduced its workforce by 43 employees (approximately 45% of total employees) and intends to reduce its workforce by an additional 9 employees in the remainder of the year under the restructuring plan. Additionally, in June 2020, Aduro closed its European site in Oss, the Netherlands. As of September 30, 2020, Aduro estimates that it will incur aggregate charges of approximately $6.8 million, including $2.4 million in one-time severance and employee termination related costs, approximately $4.1 million in one-time retention costs and relocation costs of approximately $0.3 million. During the three and nine months ended September 30, 2020, Aduro incurred approximately $1.3 million and $6.5 million, respectively, of restructuring compensation and paid approximately $3.5 million and $5.9 million, respectively, of restructuring compensation. As of September 30, 2020, Aduro has a remaining restructuring compensation reserve balance of approximately $0.6 million. The restructuring was substantially complete by the end of the third quarter of 2020. In connection with the completion of the Merger, two employees of Aduro have committed to provide services to the Company through the remainder of the year, at which time their employment will end and Aduro will incur approximately $0.1 million of estimated compensation costs.

The restructuring plan includes the closure of the European site leased facility as of June 30, 2020. As a result, Aduro fully impaired the European site’s property and equipment, consisting of lab equipment, computer and office equipment, furniture, and leasehold improvements, during the nine months ended September 30, 2020. Additionally, as a result of the reduction in workforce as part of the restructuring plan, Aduro impaired its property and equipment at its Berkeley facility during the three and nine months ended September 30, 2020. Aduro also accelerated the amortization of the ROU asset associated with the leased facility so that the ROU asset was fully amortized by June 30, 2020 rather than by December 31, 2020, the expiration of the Oss lease. For the three months ended September 30, 2020, Aduro did not record any additional ROU asset amortization expense. However, for the nine months ended September 30, 2020, Aduro recorded an additional ROU asset amortization expense of $0.1 million. On June 10, 2020, Aduro terminated its lease agreement for the European site’s facility and will continue to pay the lease payments until December 31, 2020. Aduro will be reimbursed for rent and fees paid from the termination date until December 31, 2020, if the landlord enters into a new lease agreement with a new tenant.

Restructuring and related expense consist of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Restructuring compensation	$1,338	$6,491
Impairment of property and equipment	374	1,575
Total restructuring and related expense	$1,712	$8,066

For the three and nine months ended September 30, 2019 in the consolidated statement of operations, Aduro reclassified $0.3 million and $3.7 million, respectively, of restructuring and related expense associated with the January 2019 strategic reset from research and development and general and administrative to restructuring and related expense to be consistent with the presentation of the September 30, 2020 condensed consolidated financial statements.

11. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 global pandemic. The CARES Act, among other things, permits certain net operating losses, or NOLs, to be carried back for the preceding five taxable years to offset 100% of taxable income.

Income tax benefit for the three months ended September 30, 2020 and 2019 was approximately $0.2 million and $2.3 million, respectively, and $5.9 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively. The income tax benefit recorded for the nine months ended September 30, 2020 was primarily related to the tax refund due to the carryback of NOLs and AMT credit refund.  The income tax benefit for the nine months ended September 30, 2019 was primarily related to the foreign deferred tax benefit from the amortization of intangibles. Aduro’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Aduro files income tax returns in the United States and Netherlands. The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2019. To the extent Aduro has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

12. Net Loss per Common Share

Since Aduro was in a loss position for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per common share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	2,211,466	2,087,815	2,211,466	2,087,815
Restricted stock units	50,182	199,076	50,182	199,076
Common stock committed under ESPP	10,706	43,009	10,706	43,009
Common stock warrants	9,549	9,696	9,549	9,696
Total	2,281,903	2,339,596	2,281,903	2,339,596

13. Subsequent Events

On June 29, 2020, Aduro amended the employee equity vesting policy to permit the acceleration of eligible unvested stock awards of employees terminated between the merger signing date and the merger close date. The amendment also amended the post termination exercise policy for eligible employees. As a result of the amendment, on October 5, 2020, at the close of the Merger, Aduro’s stock-based compensation expense will total approximately $0.2 million. Additionally, in connection with and at the close of the Merger, Aduro paid to the executive management team bonuses and severances totaling approximately $1.2 million and $2.6 million, respectively.

On October 2, 2020, the Company effected a 5:1 reverse stock split of the Company’s issued and outstanding common stock. Upon the effectiveness of the reverse stock split, (i) all shares of outstanding common stock were adjusted; (ii) the number of shares of common stock for which each outstanding option and warrant to purchase common stock is exercisable were adjusted; and (iii) the exercise price of each outstanding option and warrant to purchase common stock were adjusted. All of the outstanding common stock share numbers (including shares of common stock subject to the Company’s options), share prices, exercise prices and per share amounts contained in these condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock were not adjusted as a result of the reverse stock split.

Additionally, on October 1, 2020, the stockholders of Aduro approved the Merger, which was effective on October 5, 2020, and pursuant to which Merger Sub merged with and into Private Chinook, with Private Chinook continuing as a wholly owned subsidiary of Aduro and the surviving corporation of the Merger. The Merger will be accounted for as a business combination. Private Chinook is deemed to be the acquiring company for accounting purposes based on the terms of the Merger Agreement and other factors including (i) Private Chinook’s largest historic shareholder retains the largest minority interest in the combined business, (ii) Private Chinook directors will hold the largest board of director representation in the combined company, (iii) Private Chinook management will hold a majority of key management positions of the combined company, and (iv) and the combined company will be named Chinook Therapeutics, Inc. and be headquartered in Seattle, Washington. Accordingly, the transaction will be accounted for as a reverse acquisition. Pursuant to the terms of the Merger Agreement, on October 5, 2020, Aduro issued 25,851,249 shares of its common stock to Private Chinook’s stockholders, at an exchange ratio of 0.292188 shares of Aduro common stock, for each share of Private Chinook capital stock outstanding immediately prior to the Merger, such exchange ratio reflecting the aforementioned reverse stock split of Aduro’s common stock. Aduro also assumed all of the stock options outstanding under the Private Chinook 2019 Equity Incentive Plan, as amended, or the “Private Chinook Plan,” with such stock options henceforth representing the right to purchase a number of shares of Aduro common stock equal to 0.292188 multiplied by the number of shares of Private Chinook common stock previously represented by such options. Aduro also assumed the Private Chinook Plan.

Immediately following the Merger, Aduro changed its name to “Chinook Therapeutics, Inc.” Following the completion of the Merger, the business conducted by Private Chinook became the primary business conducted by the combined companies, which is a biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases.

At the effective time of the Merger, Aduro also entered into a Contingent Value Rights Agreement, or a CVR Agreement, with Computershare Trust Company, N.A., as Rights Agent, pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one contingent value right, or a CVR, for each outstanding share of Aduro common stock held by such stockholder on such date. Each CVR represents the contractual right to receive payments from us upon the actual receipt by us of certain contingent proceeds derived from consideration that is paid to us as a result of the disposition or licensing of any of Aduro’s non-renal assets, net of any tax, transaction costs and certain other expenses. In the event that no CVR milestones occur, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that any CVR milestones will be achieved or that any holders of CVRs will receive payments with respect thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements, include, but are not limited to, the success, cost and timing of our product development activities and clinical trials as well as other activities we may undertake, the impact of the COVID-19 pandemic, business strategy, our ability to receive, maintain and recognize the benefits of certain designations received by product candidates and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” below or described elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “Chinook,” “Company,” “we,” “us” and “our” refer to Chinook Therapeutics, Inc. and, where appropriate, its consolidated subsidiaries following the reverse merger described herein. References to the terms “Aduro” or the “Predecessor Registrant” refer to Aduro Biotech, Inc., the predecessor reporting entity prior to the reverse merger described below, and references to “Private Chinook” refer to Chinook Therapeutics U.S., Inc., the entity acquired by the Predecessor Registrant in the reverse merger.

Reverse Merger Background

On October 5, 2020, Aduro Biotech, Inc., or Aduro, completed its acquisition of Chinook Therapeutics U.S., Inc., or Private Chinook, pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of June 1, 2020, as amended on August 17, 2020, or the Merger Agreement, by and among Aduro, Private Chinook and Aspire Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Aduro, or the Merger. Immediately following the Merger, Aduro changed its name to “Chinook Therapeutics, Inc.” and the business conducted by Private Chinook became the primary business conducted by us, which is a biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases.

Pursuant to the terms of the Merger Agreement, Aduro issued shares of its common stock to Private Chinook’s stockholders, at an exchange ratio of 0.292188 shares of our common stock, for each share of Private Chinook capital stock outstanding immediately prior to the Merger. The exchange ratio reflected the 1-for-5 reverse stock split of Aduro common stock effected on October 2, 2020. Following the Merger, we also assumed all of the stock options outstanding under the Private Chinook 2019 Equity Incentive Plan.

We will account for the Merger as a business combination. Accordingly, for financial reporting purposes, Private Chinook is the accounting acquirer and Aduro is the acquired company.  As the Merger did not close until after the end of the quarter ended September 30, 2020, the historical financial statements presented in this Quarterly Report on Form 10-Q reflect the financial position, results of operations and cash flows of Aduro, the Predecessor Registrant.

At the effective time of the Merger, Aduro also entered into a Contingent Value Rights Agreement, or a CVR Agreement, with Computershare Trust Company, N.A., as Rights Agent, pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one contingent value right, or a CVR, for each outstanding share of Aduro common stock held by such stockholder on such date. Each CVR represents the contractual right to receive payments from us upon the actual receipt by us of certain contingent proceeds derived from consideration that is paid to us as a result of the disposition or licensing of any of Aduro’s non-renal assets, net of any tax, transaction costs and certain other expenses. In the event that no CVR milestones occur, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that any CVR milestones will be achieved or that any holders of CVRs will receive payments with respect thereto.

Company Overview

Aduro

Aduro was an immunotherapy company focused on the discovery, development and commercialization of therapies that are designed to harness the body's natural immune system for the treatment of patients with challenging diseases. Aduro’s primary technologies related to the A Proliferation Inducing Ligand, or APRIL, and cyclic GMP-AMP Synthase–Stimulator of Interferon Genes, or cGAS-STING, pathways led to a pipeline of clinical candidates investigated in cancer, autoimmune and inflammatory diseases. Aduro’s anti-APRIL antibody product candidate, BION-1301, is designed to suppress the autoimmune response in patients with IgA nephropathy, or IgAN. Aduro’s lead STING pathway activator product candidate, ADU-S100 (MIW815), is designed to selectively modulate innate and adaptive immune responses to enhance immune control in oncology. We expect to continue developing BION-1301 in patients with IgAN.  We do not plan to continue development of Aduro’s non-renal programs, including the STING, cGAS-STING and B-select antibody programs, and instead are exploring a potential spin-off or divestiture of these programs, which would be subject to the CVR Agreement.

Chinook

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined and efficient clinical pathways. Our lead clinical program is atrasentan, an endothelin receptor antagonist that was in-licensed from AbbVie in late 2019. We plan to initiate a Phase 3 trial of atrasentan called ALIGN for patients with IgAN, in early 2021, as well as a Phase 2 basket trial for primary glomerular diseases during the first half of 2021. Our anti-APRIL antibody product candidate, BION-1301, is designed to suppress the autoimmune response in patients with IgAN and we anticipate presenting interim results from the ongoing Phase 1b trial in 2021. We are also advancing our third program, CHK-336, for the treatment of primary hyperoxaluria towards Phase 1 initiation in the second half of 2021. In addition, we are conducting research programs in polycystic kidney disease and other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights in kidney single cell RNA sequencing, human-derived organoids and new translational models, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways.

Chronic kidney disease is a large and growing problem globally, with few approved therapies and a large unmet medical need. In the United States alone, $120 billion is spent annually on managing and treating kidney diseases, much of which is dedicated to dialysis and transplant after a patient’s kidneys have already failed. Despite the large unmet medical need, there are few drugs approved to prevent the progression of kidney disease. Drug development in nephrology is challenging and has historically been hindered by categorization of disease based on clinical presentation or kidney pathology, rather than underlying molecular mechanism or genetics. This has resulted in the development of drugs with non-specific mechanisms to address broad indications that contain heterogeneous patient populations with a variety of distinct disease drivers. Complicating matters, large, lengthy and expensive clinical outcome-based clinical trials have been required to establish proof of concept and regulatory approval for new drugs.

We believe now is an opportune time for precision medicine to be applied in kidney disease, as many of the historical barriers can be overcome. The field is rapidly changing as an increased understanding of underlying disease biology has led to new and validated drug targets, novel translational platforms and patient stratification tools. Importantly, regulators have recently indicated biomarkers, such as proteinuria and eGFR may be accepted as registration endpoints in certain well-characterized disease populations, potentially reducing the time and cost previously associated with clinical trials in nephrology.

Our approach to precision medicines leverages recent advances in identifying targeted kidney therapies linked to mechanistic biomarkers by the application of systems biology approaches in nephrology. The field of oncology has provided a framework for how systems biology can be applied successfully to deliver personalized medicine, such that targeted agents are now considered the standard of care for many types of cancer.

The application of systems biology to nephrology has advanced over the past decade through the study of multiple patient groups across a wide variety of kidney diseases and their associated multilevel data sets, including genome, transcriptome, proteome, metabolome, pathology and prospective long-term clinical characteristics and outcomes. A key objective of these investigations is to define kidney diseases in molecular terms to drive the development of targeted treatments. We believe we are well-positioned to exploit the insights provided into the key molecular drivers and classifiers of kidney diseases by the application of these systems biology tools to nephrology. Our strategy is to use these mechanistic insights to select compelling drug targets and deliver novel and differentiated product candidates for rare and severe kidney diseases with high unmet medical need.

Our experienced research and development team has partnered with academic founders and key opinion leaders to identify targets and utilize novel translational technologies to develop precision medicines for kidney diseases. One of the key challenges in defining molecular mechanisms of kidney disease has been the cellular heterogeneity of the kidney, with nearly 30 distinct cell types arranged in the complex three-dimensional structure of the nephron. This cellular diversity and structure has made understanding the specific mechanisms associated with loss in kidney function difficult. The recent development of genome-wide single-cell RNA sequencing of cell populations harvested from the kidney presents a new opportunity to dissect molecular mechanisms of kidney function and disease. We utilize single-cell RNA sequencing techniques developed by one of our academic founders to gain high-resolution molecular insights into kidney disease mechanisms. The cellular heterogeneity of the kidney also presents barriers to developing translationally relevant in vitro cellular models of human kidney diseases. Recently pluripotent stem cell, or PSC-derived kidney organoids along with patient-derived three-dimensional cellular systems have emerged as advanced preclinical models to study kidney disease. Another of our key academic collaborators has developed novel human polycystic kidney disease organoids that we utilize as a translational model system for target validation. In addition, we have established three-dimensional cellular models of polycystic kidney disease derived from tubular epithelial cells from patients’ autosomal dominant polycystic kidney disease, or ADPKD, and collaborated with a key collaborator to utilize a complex patient-derived tubular model of polycystic kidney disease as additional target validation tools. We believe our approach provides significant insights into human disease mechanisms and allows us to select and validate key targets that are central drivers of human kidney diseases.

Atrasentan

Our lead product candidate is atrasentan, a potent and selective endothelin receptor antagonist that we are developing for treatment of primary glomerular diseases, including IgAN. IgAN is a serious progressive autoimmune disease of the kidney with no approved therapies, for which up to 45% of patients progress to end-stage renal disease, or ESRD. Although IgAN is an orphan disease, we estimate that it affects approximately 140,000 people in the United States, approximately 200,000 people in Europe and several million people in Asia. Galactose-deficient immunoglobulin A1, or Gd-IgA1, is recognized as a critical autoantigen to which IgAN patients develop circulating autoantibodies, resulting in the formation and deposition of immune complexes in the glomeruli of the kidney. This process initiates an inflammatory cascade that damages the glomeruli, resulting in protein and blood leaking into the urine, called proteinuria and hematuria, respectively. Ultimately, the filtration function of the kidney is impaired, reducing the ability to remove waste products from the blood. As the disease progresses, these waste products accumulate and can result in potentially life-threatening complications that often lead to the need for dialysis or kidney transplant. Sustained proteinuria is the most widely studied and the strongest predictor for the rate of progression to end-stage renal disease or ESRD in IgAN.

Atrasentan, by blocking the endothelin A receptor, or ETA, has the potential to provide benefit in multiple chronic kidney diseases by reducing proteinuria and having direct anti-inflammatory and anti-fibrotic effects to preserve kidney function. We in-licensed atrasentan from AbbVie in December 2019. AbbVie previously developed atrasentan for diabetic kidney disease through multiple clinical trials, including the Phase 3 SONAR trial, which evaluated atrasentan in over 5,000 patients. In 2015, AbbVie made a strategic decision to exit kidney disease drug development and ultimately discontinued the SONAR trial in 2017 when less than half of the planned events had occurred due to a lower than predicted annual occurrence of the primary renal outcome. Clinical investigators closed down the trial per protocol during which time further events accrued, and in April 2019 reported the data at the World Congress of Nephrology and simultaneously published the data in The Lancet. At that time, after 184 out of a planned 425 events had been observed, the trial showed a statistically significant p-value of 0.029 on its primary endpoint of a composite of hard kidney outcomes, consisting of time to first occurrence of progression to end-stage renal disease or doubling of serum creatinine. In the SONAR trial, atrasentan also demonstrated statistically significant reductions in proteinuria as well as improvements in eGFR, both of which are measures of kidney function. Trial results showed atrasentan having well-characterized and manageable safety results in this high-risk diabetic kidney disease patient population. Fluid retention-related adverse events were more frequent in the atrasentan group than in the placebo group; however, these adverse events were anticipated and have been previously observed with endothelin receptor antagonists.

Based on the encouraging data from SONAR and strong mechanistic rationale, we plan to initiate a Phase 3 trial of atrasentan called ALIGN in early 2021 in patients with IgAN at high risk of kidney function decline. We chose IgAN as the lead indication for evaluation of atrasentan due to the role of endothelin activation and proteinuria in disease progression, potential improved tolerability of atrasentan in this patient population, high unmet need, and the potential to submit an NDA seeking accelerated approval based on surrogate endpoints, including proteinuria. We also plan to initiate a Phase 2 basket trial in the first half of 2021 in multiple patient cohorts, including IgAN patients with proteinuria levels of 0.5 – <1 g/day, focal segmental glomerulosclerosis, or FSGS, Alport Syndrome and Diabetic Kidney Disease, or DKD, patients in combination with SGLT2 inhibitors. If the trials proceed as planned, we anticipate reporting data from initial cohorts of the Phase 2 basket trial during 2022, and data for the primary proteinuria endpoint in the ALIGN trial in 2023 to support accelerated approval. We are also interested in continuing to explore atrasentan in diabetic kidney disease, potentially combined with SGLT2 inhibitors, such as canagliflozin or dapagliflozin, which have recently been shown to provide clinical benefit in patients with diabetic kidney disease.

BION-1301

We are also developing BION-1301, an investigational humanized IgG4 monoclonal antibody that blocks APRIL binding to both the B-cell maturation antigen, or BCMA, and transmembrane activator and CAML interactor, or TACI, receptors, as a novel disease-modifying therapy for IgAN. APRIL is a soluble factor that binds to BCMA and TACI receptors thereby inducing signaling, and is believed to be implicated in IgAN and other indications.

Patients with IgAN have significantly higher levels of APRIL than healthy controls, and higher APRIL levels in these patients correlates with poor prognosis in the form of increased Gd-IgA1, increased proteinuria and decreased eGFR. We know from published literature that APRIL is a soluble factor that functions via binding to the BCMA and TACI receptors, and that APRIL critically drives IgA class switching through TACI and survival of IgA-producing plasma cells through BCMA. Our experiments demonstrate that blocking APRIL inhibits the survival and immunoglobulin production of human plasma cells. We have also demonstrated that IgA-producing plasma cells are more sensitive to immunomodulation by BION-1301, possibly due to their enhanced expression of TACI and BCMA. BION-1301 also downregulates IgG- and IgM-producing plasma cells, which is critical because autoantibodies targeting Gd-IgA can be of all Ig classes. Blocking APRIL is a distinct approach to potentially downmodulate two key processes in the pathogenesis of IgAN: reducing circulating levels of IgA, Gd-IgA1 and anti-Gd-IgA1 autoantibodies as well as immune complex formation. We believe BION-1301 represents a novel potential disease-modifying treatment for IgAN.

Preclinical studies have demonstrated that BION-1301 binds to a specifically defined epitope on APRIL, resulting in complete blockade of APRIL-induced receptor activation. Dosing of BION-1301 in non-human primates led to a significant reduction of blood IgA levels and established a favorable safety profile. Additional preclinical studies demonstrated that APRIL transgenic mice produce rising levels of IgA as well as IgA deposits in the kidney. Administration of mouse anti-human APRIL was shown to reduce levels of IgA in both the serum and the kidney. In patients with IgAN, BION-1301 has the potential to neutralize APRIL, inhibit secretion of Gd-IgA and thereby reduce immune complex formation and kidney deposition.

A Phase 1 clinical trial of BION-1301 in healthy volunteers and patients with IgA nephropathy is currently ongoing. Parts 1 and 2 evaluating the safety and tolerability of BION-1301 in healthy volunteers have been completed. In healthy volunteers, BION-1301 was well-tolerated, demonstrated a dose-dependent increase in target engagement as measured by free APRIL levels, dose-dependently and durably reduced IgA, IgM and IgG levels (to a lesser extent) and had a half-life of approximately 33 days, suggesting the potential for monthly dosing. We announced the dosing of the first patient with IgAN in Part 3 of this trial in June 2020 and enrollment of additional patients is ongoing. We currently anticipate presenting interim results from this trial in 2021. Patients completing Part 3 may be eligible for our long-term extension study to receive BION-1301 for an additional two years. In addition, a Phase 1 intravenous (IV) to subcutaneous (SC) bioavailability study in healthy volunteers is ongoing with potential for SC administration of BION-1301 in the long-term extension and planned Phase 2 studies.

CHK-336

Our third clinical development candidate is CHK-336, a first-in-class, liver-targeted oral small molecule lactate dehydrogenase A, or LDHA, inhibitor, which we are developing for the treatment of primary hyperoxaluria, or PH. Hyperoxalurias, including PH, are diseases caused by excess oxalate, a potentially toxic metabolite typically filtered by the kidneys and excreted as a waste product in urine. Symptoms of PH include recurrent kidney stones, severe pain, blood in the urine and urinary tract infections, which when left untreated, can result in kidney failure requiring dialysis or dual kidney/liver transplantation. In patients with hyperoxalurias, excess oxalate combines with calcium to form calcium oxalate crystals that deposit in the kidney, resulting in the formation of painful kidney stones and driving progressive kidney damage over time. PH1, PH2 and PH3 are a group of ultra-rare diseases caused by genetic mutations that result in excess oxalate, and in their most severe forms, can lead to end-stage kidney disease at a young age.

In preclinical studies, CHK-336 produced dose-dependent urinary oxalate reductions in PH1 mouse models into the range observed in wildtype mice. The non-clinical safety assessment of CHK-336 supports continued advancement into IND-enabling studies, with an excellent in vitro safety profile, low drug-drug interaction potential and a promising non-GLP in vivo safety profile. CHK-336 is currently progressing through IND-enabling studies with Phase 1 initiation planned for the second half of 2021. We believe clinical proof of concept for CHK-336 can be achieved efficiently in small studies using a surrogate urinary biomarker as the primary endpoint, and that there also may be a rapid registration pathway for the program if such trials are successful.

Research and Discovery Programs

Beyond CHK-336, we have active research and discovery efforts focused on other rare, severe kidney diseases, including ADPKD. Our strategy in ADPKD, which is reflective of our overall precision medicine research approach, focuses on target validation of the most promising molecular pathways that have recently been identified as key disease drivers of ADPKD in collaboration with key scientific advisors with expertise across disease mechanisms, technology platforms, animal models and translational medicine. Our scientific advisors provide valuable scientific guidance on target selection, target prioritization and target validation strategies, as well as access to technology platforms that support target validation efforts, by providing deep biological insights into human disease mechanisms as well as translational cellular and animal model systems of ADPKD. In addition, we plan to continue to explore additional research opportunities for drug discovery programs across kidney disease indications with high unmet medical need and aligned with our guiding precision medicine principles.

Considerations of COVID-19

As a result of the novel strain of coronavirus, SARS-CoV-2, or COVID-19, pandemic and government measures taken in response, we may experience, with respect to our clinical trials, delays in site activation, full enrollment, and quality testing, constrained or limited supplies of product candidates, components, parts, and consumables, and limited access to laboratory or manufacturing space, which could materially adversely impact our business, financial condition and result of operations in future periods. Any such delays, limitations or disruptions could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans for existing and future product candidates. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain the virus or treat its impact. As of the filing date of this Form 10-Q, the extent to which COVID-19 may impact our operational and financial performance, or guidance is uncertain. The effects of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. For more information, please see the section titled “Risk Factors— Risks Related to Our Product Development and Regulatory Approval.”

Components of Operating Results

Revenue

Aduro has not generated any revenue from product sales. The revenue to date has been primarily derived from Aduro’s  collaboration and license agreements. The collaboration agreements may include the transfer of intellectual property rights in the form of licenses, promises to provide research and development services and promises to participate on certain development committees with the collaboration party. The terms of such agreements include payment to us of one or more of the following: nonrefundable upfront fees, payment for research and development services, development, regulatory and commercial milestone payments, and royalties on net sales of licensed products.

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

We expect that any revenue we generate from the existing Aduro collaboration, research and license agreements will rapidly decline, as such agreements relate to non-renal development programs, all of which are expected to be disposed of subsequent to the Merger. Aduro’s deferred revenues for its collaboration agreements will be valued at zero as of the close of the merger date as no further performance obligation is associated with the upfront payments.

Research and Development Expenses

The largest component of Aduro’s total operating expenses has historically been investment in research and development activities, including the clinical development of product candidates. Research and development expenses represent costs incurred to conduct research, such as the discovery and development of product candidates, as well as the development of product candidates pursuant to research and license agreements with Novartis, Lilly and Merck. All research and development costs are recognized as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

We expect research and development expenses will increase in the future as we advance our product candidates into and through clinical trials and pursue regulatory approvals, which will require a significant investment in costs of clinical trials, regulatory support and contract manufacturing and inventory build-up. In addition, we expect to continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments, as well as added clinical development costs. The actual probability of success for the product candidates and technologies may be affected by a variety of factors including: the quality of the product candidates, early clinical data, investment in our clinical programs, competition, manufacturing capability and commercial viability. Aduro may never succeed in obtaining regulatory approval for any of its product candidates. As a result of the uncertainties discussed above, Aduro is unable to determine the duration and completion costs of its research and development projects or when and to what extent it will generate revenue from the commercialization and sale of its product candidates.

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

Restructuring and Related Expense

Restructuring and related expense includes restructuring compensation charges and the impairment of property and equipment. Restructuring compensation charges consist of one-time severance, employee termination related costs, and retention costs. Specifically, as part of the closure of Aduro’s European site in the second quarter of 2020, impairment was recognized for certain property and equipment located at that site in the first quarter of 2020.

Interest Income

Interest income primarily consists of interest income from cash equivalents and marketable securities.

Other Expense, Net

Other expense, net primarily consists of foreign currency transaction gains and losses.

Income Tax Benefit

Aduro is subject to income taxes in the United States and foreign jurisdictions in which Aduro does business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, Aduro’s effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the availability of research and development tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. Aduro regularly assesses the likelihood of adverse outcomes resulting from the examination of its tax returns by the Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of its income tax reserves and expense. Should actual events or results differ from Aduro’s current expectations, charges or credits to its income tax expense may become necessary.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$3,787	$4,799	$(1,012)
Total revenue	3,787	4,799	(1,012)
Operating expenses:
Research and development	9,232	15,251	(6,019)
General and administrative	7,604	8,601	(997)
Restructuring and related expense	1,712	341	1,371
Loss on impairment of intangible assets	—	5,006	(5,006)
Amortization of intangible assets	146	138	8
Total operating expenses	18,694	29,337	(10,643)
Loss from operations	(14,907)	(24,538)	9,631
Interest income	164	1,366	(1,202)
Other income (expense), net	12	(32)	44
Loss before income tax	(14,731)	(23,204)	8,473
Income tax benefit	191	2,252	(2,061)
Net loss	$(14,540)	$(20,952)	$6,412

Revenue

Total revenue was $3.8 million for the three months ended September 30, 2020, a decrease of $1.0 million compared to the three months ended September 30, 2019. The decrease for the quarter was primarily due to fluctuation in revenue recognized under the Novartis collaboration which is dependent on clinical timelines and progress under the research and collaboration agreement.

Research and Development Expenses

The following table summarizes research and development costs by program incurred during the three months ended September 30, 2020 and 2019. Each year, research and development expenses are presented and described based on programs and categories that are considered critical at that time and all other non-critical programs and categories are reported in Other R&D and Other, respectively. Therefore, the presentation in the Research and Development Expense tables may change from year to year.

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
APRIL	$3,112	$4,267	$(1,155)
STING	2,820	3,631	(811)
cGAS-STING	1,012	1,118	(106)
Other R&D	578	2,632	(2,054)
Subtotal	7,522	11,648	(4,126)
Stock-based compensation	346	1,555	(1,209)
Facility costs	1,364	2,048	(684)
Total research and development	$9,232	$15,251	$(6,019)

The following table summarizes research and development expenses incurred during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Clinical trial and research expenses	$4,244	$6,494	$(2,250)
Compensation and related personnel costs	2,114	3,319	(1,205)
Facility costs	1,364	2,048	(684)
Professional services	925	1,587	(662)
Stock-based compensation expense	346	1,555	(1,209)
Other	239	248	(9)
Total research and development	$9,232	$15,251	$(6,019)

Research and development expenses allocated to the programs were $9.2 million for the three months ended September 30, 2020, a decrease of $6.0 million compared to the three months ended September 30, 2019. The decrease in expenses from 2019 to 2020 was primarily due to the deprioritized programs that substantially wound down during 2020, and reduced spending towards the STING and APRIL programs. The decrease was further attributable to lower compensation and related personnel costs as well as stock-based compensation in 2020 due to reduced headcount as a result of the January 2020 restructuring. Facilities costs were lower due to new additional sublease income from the Perfect Day sublease agreement.

General and Administrative Expenses

The following table summarizes general and administrative expenses incurred during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Professional services	$3,553	$3,924	$(371)
Stock-based compensation expense	1,286	1,520	(234)
Compensation and related personnel costs	1,694	1,828	(134)
Facility costs	643	864	(221)
Other	428	465	(37)
Total general and administrative	$7,604	$8,601	$(997)

General and administrative expenses were $7.6 million for the three months ended September 30, 2020, a decrease of $1.0 million compared to the three months ended September 30, 2019. The decrease was mainly due to professional services and lower personnel costs and stock-based compensation expense as a result of the January 2020 restructuring.  Facility related costs was also lower due to the additional sublease income from the Perfect Day sublease agreement.

Restructuring and Related Expense

Restructuring and related expense was $1.7 million for the three months ended September 30, 2020, an increase of $1.4 million compared to the three months ended September 30, 2019. The increase was primarily due to severance and retention expenses recognized in the third quarter of 2020.

Loss on Impairment of Intangible Assets

There was no loss on impairment of intangible assets recorded for the three months ended September 30, 2020 compared to a loss on impairment of intangible assets of $5.0 million for the three months ended September 30, 2019. The loss was recorded due to Aduro’s decision to discontinue one of its acquired early research programs in the third quarter of 2019 resulting in impairment of the Acquired IPR&D asset.

Interest Income

Interest income was $0.2 million for the three months ended September 30, 2020, a decrease of $1.2 million compared to the three months ended September 30, 2019. The decrease was primarily due to the lower cash balance and lower interest rates.

Income Tax Benefit

Income tax benefit was $0.2 million for the three months ended September 30, 2020 compared to an income tax benefit of $2.3 million for the three months ended September 30, 2019. The decrease was primarily due to the impairment of intangible assets and the reversal of associated deferred tax liabilities which occurred during the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$23,311	$13,625	$9,686
Total revenue	23,311	13,625	9,686
Operating expenses:
Research and development	36,168	49,402	(13,234)
General and administrative	24,707	24,657	50
Restructuring and related expense	8,066	3,702	4,364
Loss on impairment of intangible assets	—	5,006	(5,006)
Amortization of intangible assets	418	417	1
Total operating expenses	69,359	83,184	(13,825)
Loss from operations	(46,048)	(69,559)	23,511
Interest income	1,497	4,334	(2,837)
Other expense, net	(35)	(54)	19
Loss before income tax	(44,586)	(65,279)	20,693
Income tax benefit	5,856	2,322	3,534
Net loss	$(38,730)	$(62,957)	$24,227

Revenue

Total revenue was $23.3 million for the nine months ended September 30, 2020, an increase of $9.7 million compared to the nine months ended September 30, 2019. $10.0 million of the increase was due to recognition of a development milestone payment received under the exclusive license and research agreement with Merck (known as MSD outside the United States and Canada) for Merck’s initiation of a Phase 2 clinical trial of MK-5890, an anti-CD27 agonist, in non-small cell lung cancer (NSCLC). The increase was partially offset by the fluctuation in revenue recognized under the Novartis collaboration which is dependent on the clinical timelines and progress under the research and collaboration agreement.

Research and Development Expenses

The following table summarizes research and development costs by program incurred during the nine months ended September 30, 2020 and 2019. Each year, research and development expenses are presented and described based on programs and categories that are considered critical at that time and all other non-critical programs and categories are reported in Other R&D and Other, respectively. Therefore, the presentation in the Research and Development Expense tables may change from year to year.

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
APRIL	$13,669	$14,772	$(1,103)
STING	9,653	9,755	(102)
cGAS-STING	2,980	3,388	(408)
Other R&D	3,187	10,621	(7,434)
Subtotal	29,489	38,536	(9,047)
Stock-based compensation	2,572	5,301	(2,729)
Facility costs	4,107	5,565	(1,458)
Total research and development	$36,168	$49,402	$(13,234)

The following table summarizes research and development expenses incurred during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Clinical trial and research expenses	$17,391	$22,494	$(5,103)
Compensation and related personnel costs	7,764	11,276	(3,512)
Facility costs	4,107	5,565	(1,458)
Stock-based compensation expense	2,572	5,301	(2,729)
Professional services	3,689	4,163	(474)
Other	645	603	42
Total research and development	$36,168	$49,402	$(13,234)

Research and development expenses allocated to programs were $36.2 million for the nine months ended September 30, 2020, a decrease of $13.2 million compared to the nine months ended September 30, 2019. The decrease in expenses from 2019 to 2020 was primarily due to the deprioritized programs that substantially wound down during 2020 and lower facility costs due to additional sublease income from the Perfect Day sublease agreement. The decrease was further attributable to lower compensation and related personnel costs as well as stock-based compensation in 2020 due to reduced headcount as a result of the strategic reset of January 2019 and the restructuring of January 2020.

General and Administrative Expenses

The following table summarizes general and administrative expenses incurred during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Professional services	$11,358	$9,332	$2,026
Compensation and related personnel costs	5,255	5,891	(636)
Stock-based compensation expense	4,123	4,813	(690)
Facility costs	2,647	2,734	(87)
Other	1,324	1,887	(563)
Total general and administrative	$24,707	$24,657	$50

General and administrative expenses were $24.7 million for the nine months ended September 30, 2020, a decrease of $50,000 compared to the nine months ended September 30, 2019. The decrease was mainly due to lower personnel costs and stock-based compensation expense as a result of both the strategic reset in January 2019 and the restructuring of January 2020, which were partially offset by increased professional service fees related to the Merger.

Restructuring and Related Expense

Restructuring and related expense was $8.1 million for the nine months ended September 30, 2020, an increase of $4.4 million compared to the nine months ended September 30, 2019. The increase for the nine months ended September 30, 2020 was primarily due to severance and retention expenses recognized as well as the impairment of property and equipment associated with the January 2020 restructuring plan.

Loss on Impairment of Intangible Assets

There was no loss on impairment of intangible assets recorded for the nine months ended September 30, 2020 compared to a loss on impairment of intangible assets of $5.0 million for the nine months ended September 30, 2019. The loss was recorded due to Aduro’s decision to discontinue one of its acquired early research programs in the third quarter of 2019 resulting in impairment of the Acquired IPR&D asset.

Interest Income

Interest income was $1.5 million for the nine months ended September 30, 2020, a decrease of $2.8 million compared to the nine months ended September 30, 2019. The decrease for the nine months ended September 30, 2020 was primarily due to a lower cash balance and lower interest rates.

Income Tax Benefit

Income tax benefit was $5.9 million for the nine months ended September 30, 2020 compared to $2.3 million for the nine months ended September 30, 2019. The change was primarily related to the tax refund due to the carryback of Net Operating Loss and Alternative Minimum Tax credit refund under the CARES Act, that was enacted in response to the COVID-19 global pandemic.

Liquidity and Capital Resources

As of September 30, 2020, Aduro had $171.1 million in cash, cash equivalents and marketable securities.  Immediately prior to the closing of the Merger, Private Chinook sold common stock for aggregate net proceeds of approximately $110.0 million.  Upon closing of the Merger, including the net proceeds from the Private Chinook equity issuance, we had approximately $290.0 million in cash, cash equivalents and marketable securities. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. We believe that our cash, cash equivalents and marketable securities as of the closing of the Merger will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2023.

We have not generated any revenue from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations. We plan to continue to fund our operations and capital requirements through equity and/or debt financing, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity, borrowings and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes Aduro’s cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(42,271)	$(43,439)
Investing activities	56,217	(29,700)
Financing activities	142	696
Effect of exchange rate changes	139	(262)
Net change in cash, cash equivalents, and restricted cash	$14,227	$(72,705)

Operating Activities

Net cash used in operating activities was $42.3 million for the nine months ended September 30, 2020, compared to $43.4 million for the nine months ended September 30, 2019. Net cash used in operating activities was lower primarily due to the lower operating expenses.

Investing Activities

Net cash provided by investing activities was $56.2 million for the nine months ended September 30, 2020, compared to $29.7 million of net cash used for the nine months ended September 30, 2019. The change was primarily due to greater maturities of marketable securities in 2020 as compared to 2019.

Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2020, compared to $0.7 million for the nine months ended September 30, 2019. The change is primarily due to a lower amount of proceeds from the issuance of common stock under our stock incentive plans in 2020 as compared to 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Aduro’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in Aduro’s critical accounting policies during the nine months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020.

Off-Balance Sheet Arrangements

Aduro did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Other Commitments

The following table summarizes Aduro’s contractual obligations as of September 30, 2020:

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$1,436	$10,792	$11,251	$30,155	$53,634
Total contractual obligations	$1,436	$10,792	$11,251	$30,155	$53,634

Recently Adopted Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on Aduro’s consolidated financial statements, refer to Note 2 “Basis of Presentation, Use of Estimates and Recent Accounting Pronouncements” in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary financial risk we are exposed to is foreign currency exchange, as certain operations, assets and liabilities are denominated in foreign currency. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary foreign currencies to which we are exposed are the Euro and the Canadian Dollar. We manage these risks through normal operating and financing activities and do not currently hedge our exposure to foreign currency exchange rate fluctuations.

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

Our management, with the participation of our President and Chief Executive Officer, have evaluated Aduro’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, which included inquiries made to certain of our other employees, our President and Chief Executive Officer has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Aduro’s disclosure controls and procedures were, in design and operation, effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Aduro’s internal control over financial reporting. With the closing of the Merger on October 5, 2020, there was a change in management and a process was initiated to integrate Aduro and Private Chinook. We expect these changes to have a significant impact on internal control over financial reporting going forward.

Inherent limitation on the effectiveness of internal control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, such as the impact of the Merger, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business post-Merger, but cannot assure you that such actions will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings, in evaluating our business. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline. Unless otherwise indicated, references to the terms “Aduro” or the “Predecessor Registrant” refers to Aduro Biotech, Inc., the predecessor reporting entity prior to the reverse merger, references to “Private Chinook” refer to Chinook Therapeutics U.S., Inc., the entity acquired by the Company, and references to the “combined company”, “Chinook”, the “Company”, “we”, “our”, and “us” refer to Chinook Therapeutics, Inc., the successor registrant following the consummation of the merger.

Risks Related to Our Financial Position

We have a history of operating losses, and may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing the Company, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates, and have funded our operations to date through proceeds from sales of preferred stock and common stock and the merger between Aduro and Private Chinook.

We have incurred net losses in each year since our inception. Private Chinook incurred net losses of $31.7 million and $46.5 million for the nine months ended September 30, 2020 and for the year ended December 31, 2019, respectively. Aduro incurred net losses of $38.7 million and $82.4 million for the nine months ended September 30, 2020 and for the year ended December 31, 2019, respectively. As of September 30, 2020, Private Chinook had an accumulated deficit of $78.9 million and Aduro had an accumulated deficit of $525.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need to raise additional funding before we can become profitable from any potential future sales of atrasentan or our other product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for atrasentan and other product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our existing cash and cash equivalents held as of September 30, 2020, after giving effect to the merger between Aduro and Private Chinook, including the proceeds from Private Chinook’s pre-closing financing, will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2023. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

Additional capital might not be available when we need it and our actual cash requirements might be greater than anticipated. If we require additional capital at a time when investment in our industry or in the marketplace in general is limited, we may not be able to raise funding on favorable terms, if at all. If we are not able to obtain financing when needed or on terms favorable to us, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Our operations have consumed significant amounts of cash since inception. Our future capital requirements will depend on many factors, including:

•	the costs associated with the scope, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs associated with the manufacturing of our product candidates;
•	the costs related to the extent to which the Company enters into partnerships or other arrangements with third parties to further develop our product candidates;
•	the costs and fees associated with the discovery, acquisition or in-license of product candidates or technologies;
•	our ability to establish collaborations on favorable terms, if at all;
•

the costs of future commercialization activities, if any, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which the Company receives marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives, which may not be available to us on acceptable terms, or at all.

We have identified material weaknesses in Private Chinook’s internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could harm our business and negatively impact the value of our common stock.

We have identified material weaknesses in Private Chinook’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the Form S-4/A Registration Statement (File No. 333- 239989) relating to the merger, in preparing its consolidated financial statements as of and for the year ended December 31, 2019, and as of December 31, 2018 and for the period from November 1, 2018 (inception) through December 31, 2018, management of Private Chinook, prior to the merger, identified the following material weaknesses in its internal control over financial reporting: (i) Private Chinook did not design or maintain an effective control environment commensurate with its financial reporting requirements due to lack of sufficient accounting professionals with the appropriate level of skill, experience and training commensurate with its financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions. This contributed to additional material weaknesses as: (ii) Private Chinook did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting reporting and disclosures, including controls over the preparation and review of account reconciliations, journal entries and period end financial reporting; and (iii) Private Chinook did not design and maintain controls over the operating effectiveness of information technology general controls for information systems that are relevant to the preparation of its financial statements. Specifically, Private Chinook did not design and maintain effective controls over program change management; user access, including segregation of duties; or computer operations.

These material weaknesses could result in adjustments to Private Chinook’s consolidated financial statements. Additionally, these material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our future annual or interim financial statements that would not be prevented or detected, and accordingly, Private Chinook determined that these control deficiencies constitute material weaknesses.

We are actively recruiting additional accounting personnel with appropriate experience, certification, education and training as a component of our plans to remediate the material weaknesses. To the extent that we are not able to hire and retain such individuals, the material weaknesses identified may not be remediated and management may be required to record additional adjustments to our financial statements in the future.

In addition, as the merger was completed after the period covered by date of this report on October 5, 2020, we were not required to and have not yet evaluated our internal control systems on a consolidated basis following the closing of the Merger. We are currently integrating the business processes and information systems, including internal controls, of Private Chinook and Aduro. This work began immediately upon completion of the Merger and will continue throughout calendar year 2020.

The combined company’s internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on the combined company’s business and share price.

As a privately held company, Private Chinook was not required to evaluate its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Following the merger, the combined company’s management is required to report on the effectiveness of the combined company’s internal control over financial reporting. The rules governing the standards that must be met for the combined company’s management to assess the combined company’s internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

In preparing Private Chinook’s consolidated financial statements as of and for the year ended December 31, 2019, and as of December 31, 2018 and for the period from November 1, 2018 (inception) through December 2018, management of Private Chinook identified material weaknesses in its internal control over financial reporting. We cannot assure you that the material weaknesses identified at Private Chinook will be remediated by our management on the timelines currently anticipated by the company, or at all, and/or that there will not be additional material weaknesses or significant deficiencies in the combined company’s internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report on the combined company’s financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its reporting on internal control over financial reporting, investors may lose confidence in the accuracy and completeness of the combined company’s financial reports, the market price of the combined company’s common stock could decline, and the combined company could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biotechnology company and our operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring our technology, identifying potential product candidates, undertaking research and preclinical studies of our product candidates, manufacturing, and establishing licensing arrangements. We have limited experience in conducting clinical trials and have not yet demonstrated the ability to successfully complete clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial scale product or conduct sales and marketing activities necessary for commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a newly integrated business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. The Company will also need to transition from a company with a focus predominantly on licensing and research to a company that is also capable of supporting multiple clinical trials and commercial activities. We may not be successful in such a transition.

Risks Related to Our Product Development and Regulatory Approval

If we are unable to develop, obtain regulatory approval for and commercialize atrasentan and our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidate, atrasentan, an endothelin receptor antagonist, for the treatment of primary glomerular diseases. We plan to initiate a Phase 3 clinical trial of atrasentan, for the treatment of IgAN in early 2021, and a Phase 2 clinical trial for certain primary glomerular diseases, in the first half of 2021. In addition, we are conducting a Phase 1 clinical trial of BION-1301 for the treatment of IgAN and expect to present interim results in 2021. We also plan to advance our CHK-336 program in primary hyperoxaluria towards Phase 1 initiation in the second half of 2021 and are advancing multiple research programs for polycystic kidney diseases and other rare, severe chronic kidney diseases. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of atrasentan and our other product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require further clinical and/or preclinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before the Company generates any revenue from product sales. Atrasentan and our other product candidates must be authorized for marketing by the U.S. Food and Drug Administration, or FDA, the Health Products and Food Branch of Health Canada, or HPFB, the European Medicines Agency, or EMA, and certain other foreign regulatory agencies before we may commercialize any of our product candidates.

The success of atrasentan and our other product candidates depends on multiple factors, including:

•

successful completion of preclinical studies, including those compliant with Good Laboratory Practices, or GLP, or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current Good Clinical Practices, or GCPs;

•	effective INDs and Clinical Trial Authorizations, or CTAs, that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;
•

establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development of our product candidates, both in the United States and internationally;

•

maintenance of arrangements with third-party contract manufacturing organizations, or CMOs, for key materials used in our manufacturing processes and to establish backup sources for clinical and large-scale commercial supply;

•	positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;
•	receipt of regulatory approvals from applicable regulatory authorities, including those necessary for pricing and reimbursement of our product candidates;
•	establishment and maintenance of patent and trade secret protection and regulatory exclusivity for our product candidates;
•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of our product candidates, if and when approved, by patients, patient advocacy groups, third-party payors and the general medical community;
•	our effective competition against other therapies available in the market;
•	establishment and maintenance of adequate reimbursement from third-party payors for our product candidates;
•	our ability to acquire or in-license additional product candidates;
•	prosecution, maintenance, enforcement and defense of intellectual property rights and claims;
•

maintenance of a continued acceptable safety profile of our product candidates following approval, including meeting any post-marketing commitments or requirements imposed by or agreed to with applicable regulatory authorities;

•	political factors surrounding the approval process, such as government shutdowns, political instability or global pandemics such as the outbreak of the novel strain of coronavirus, COVID-19; or
•	disruptions in enrollment of our clinical trials due to the COVID-19 pandemic.

If we do not succeed in one or more of these factors in a timely manner or at all, then we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Success in preclinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, including our Phase 3 clinical trial for atrasentan, which may delay or prevent obtaining regulatory approval.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before we can seek regulatory approvals for their commercial sale. The conduct of Phase 3 trials and the submission of an NDA or BLA is a complicated process. We have limited experience in conducting clinical trials and preparing, submitting and supporting regulatory filings, and have not previously submitted an NDA or BLA. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA or BLA submission and approval of any product candidate we are developing.

We in-licensed atrasentan from AbbVie. Atrasentan was previously investigated in a Phase 3 clinical trial evaluating the effects of atrasentan on progression of kidney disease in patients with diabetic kidney disease, referred to as the SONAR trial. While patients receiving atrasentan in the SONAR trial had a lower rate of primary composite renal events than patients receiving placebo, the trial accrued measurable primary endpoints at a slower rate than expected, and AbbVie decided to close the study early for corporate strategic reasons. We believe the results of the SONAR trial support further evaluation of atrasentan in IgAN. Although the SONAR trial was not terminated due to safety concerns, further safety issues could be discovered in our planned Phase 2 and Phase 3 trials. Based on the data from the SONAR trial, we believe that atrasentan, combined with current standard of care, may have benefits compared to treatment with current standard of care. However, we cannot assure that any potential advantages that we believe atrasentan may have for treatment of patients with primary glomerular diseases will be substantiated by our planned clinical trials or included in the product’s labeling should we obtain approval. Without head-to-head data, we will not be able to make comparative claims with respect to any other treatments. In addition, the patient populations under investigation with atrasentan have many co-morbidities that may cause severe illness or death, which may be attributed to atrasentan in a manner that negatively affects its safety profile. If the results of our clinical trials for atrasentan are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are unanticipated safety concerns or adverse events that emerge during clinical trials, we may have to conduct further preclinical studies and/or clinical trials before obtaining marketing approval, or we may be prevented from or delayed in obtaining marketing approval.

Though atrasentan has been evaluated by AbbVie in clinical trials, our other product candidates, such as BION-1301 and CHK-336, have only been evaluated in early stage clinical trials or have yet to enter clinical trials, and we may experience unexpected or negative results in the future as our other product candidates are evaluated in clinical trials. Any positive results we have observed in preclinical animal models may not be predictive of our future clinical trials in humans, as animal models carry inherent limitations relevant to all preclinical studies. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials. Even if our clinical trials demonstrate acceptable safety and efficacy of atrasentan or our other product candidates and such product candidates receive regulatory approval, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including atrasentan, to the satisfaction of the FDA or foreign regulatory authorities, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

Prior to commercialization, atrasentan and our other product candidates must be approved by the FDA pursuant to an NDA or BLA in the United States and pursuant to similar marketing applications by the HPFB, EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market atrasentan or any of our other product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide of our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of atrasentan and our other product candidates may be delayed or refused for many reasons, including:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	We may be unable to demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, that our product candidates are safe and effective for any of their proposed indications;
•	the populations studied in clinical trials may not be sufficiently broad or representative to assure efficacy and safety in the populations for which we seek approval;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	We may be unable to demonstrate of our product candidates’ clinical and other benefits outweigh their safety risks;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•	the facilities of third-party manufacturers with which we contract or procure certain service or raw materials, may not be adequate to support approval of our product candidates; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Even if our product candidates meet their pre-specified safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner and may not consider such the clinical trial results sufficient to grant, or We may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings, contraindications or Risk Evaluation and Mitigation Strategies, or REMS. These regulatory authorities may also grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects.

The outbreak of COVID-19, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our planned clinical trials.

In December 2019, a novel strain of the coronavirus SARS-CoV-2, was identified in Wuhan, China. This virus spread globally, including within the United States and in March 2020 the World Health Organization declared the disease caused by SARS-CoV-2, COVID-19, a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain the virus or treat its impact.

For instance, our Phase 1 clinical trial of BION-1301 and our planned Phase 3 and Phase 2 clinical trials of atrasentan have been and may continue to be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our clinical trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our planned clinical trials. If the global effort to control the spread of COVID-19 and treat COVID-19 patients continues on the current trajectory for an extended period of time, we risk a delay in activating sites and enrolling subjects as previously projected. Any such delays in our planned Phase 3 clinical trial for atrasentan and the clinical trials for our other product candidates could impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans.

Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates.

We currently utilize third parties to, among other things, manufacture raw materials and our product candidates, components, parts, and consumables, and to perform quality testing. If either we or any third-party in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture product candidates for our clinical trials.

In response to the COVID-19 pandemic, we have limited access to our offices and have undertaken safety precautions to reduce the risk of transmission in our workforce. Due to shelter-in-place orders or other mandated local travel restrictions, third parties conducting clinical or manufacturing activities may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material adverse effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets and the trading prices of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the global effort to control COVID-19 infections could materially and adversely affect our business.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on the Company’s business, our planned clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business, financial condition and results of operations.

Atrasentan and our other product candidates may cause undesirable and/or unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in the Phase 3 SONAR trial, the most common adverse events included fluid retention and anemia. If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the HPFB, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly. Other treatments for kidney diseases that utilize an ETA receptor antagonist or similar mechanism of action could also generate data that could adversely affect the clinical, regulatory or commercial perception of atrasentan and our other product candidates.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the product outweigh its risks, which may include, for example, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners, or other elements to assure safe use of the product. For example, other approved ERAs have been required to include a REMS for women of child-bearing age regarding the risk of embryo-fetal toxicity. Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;
•	regulatory authorities may require additional warnings in the labeling;
•	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

Certain of the diseases we seek to treat have low prevalence, and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue growth if atrasentan or our other product candidates are approved.

While chronic kidney diseases represent a large market, primary glomerular kidney diseases, including IgAN, to which our lead product candidate is targeted, have relatively low incidence and prevalence. We estimate that IgAN affects approximately 140,000 patients in the United States, approximately 200,000 people in Europe and several million people in Asia. We are also developing CHK-336 for the treatment of primary hyperoxaluria, which is an ultra orphan disease with an even smaller number of patients. Small target patient populations could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients in our trials, or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

•	the ability to identify and enroll patients that meet study eligibility criteria in a timely manner for clinical trials;
•	the severity of the disease under investigation;
•	design of the study protocol;
•	the perceived risks, benefits and convenience of administration of the product candidate being studied;
•	the patient referral practices of providers;
•	the proximity and availability of clinical trial sites to prospective patients; and

•	the availability of approved or investigational alternative treatment options.

Our inability to enroll a sufficient number of patients with these diseases for our clinical trials would result in significant delays and could cause us to not initiate or abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased time to potential approval and development costs for our product candidates, which would cause the value of the Company to decline and limit our ability to obtain additional financing.

Additionally, our projections of both the number of people who have IgAN and other primary glomerular diseases, as well as the people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates derived from a commissioned market research study, which may not accurately identify the size of the market for our product candidates. The total addressable market opportunity for atrasentan and our other product candidates will ultimately depend upon, among other things, the final labeling for our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Moreover, in light of the limited number of potential patients impacted by primary glomerular diseases, our per-patient therapy pricing of atrasentan, if approved, may need to be high in order to recover our development and manufacturing costs, fund additional research and achieve profitability. We may also need to fund patient support programs upon the marketing of a product candidate, which would negatively affect our product revenue. We may be unable to maintain or obtain sufficient therapy sales volumes at a price high enough to justify our development efforts and our sales, marketing and manufacturing expenses.

We may not be successful in our efforts to expand our pipeline of product candidates and develop marketable products.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. Our business depends on our successful development and commercialization of the limited number of internal product candidates we are researching or have in preclinical development. Even if we are successful in continuing to build our pipeline, development of the potential product candidates that we identify will require substantial investment in additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply capability, building a commercial organization, and significant marketing efforts before we generate any revenue from product sales. Furthermore, such product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we cannot develop further product candidates, we may not be able to obtain product revenue in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

Although our pipeline includes multiple programs, we are primarily focused on our lead product candidates, atrasentan, BION-1301 and CHK-336, and we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities and our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if it fails to comply with regulatory requirements or if it experiences unanticipated problems with our product candidates, when and if any of them are approved.

Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including current Good Manufacturing Practices, or cGMPs, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed in a manner consistent with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such product candidates, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning or untitled letters;
•	withdrawal of any approved product from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of product candidates;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our product candidates;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we have obtained, and we may not achieve or sustain profitability.

Non-compliance with Canadian and European requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with Canada’s or Europe’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates outside the United States.

To market and sell atrasentan and our other product candidates in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time and data required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

Risks Related to Commercialization and Manufacturing

The commercial success of our product candidates, including atrasentan, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

Even with the requisite approvals from the FDA, the HPFB, the EMA and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to act as a selective blocker of the ETA receptor in particular for atrasentan, and our product candidates in general, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of atrasentan or our other product candidates. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of atrasentan and our other product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the cost of treatment relative to alternative treatments;
•	the clinical indications for which the product candidate is approved by the FDA, the HPFB or the European Commission;
•	the willingness of providers to prescribe new therapies;
•	the willingness of the target patient population to try new therapies;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA, the HPFB, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	the quality of our relationships with patient advocacy groups;

•	publicity concerning our product candidates or competing products and treatments; and
•	sufficient third-party payor coverage and adequate reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched.

The pricing, insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

Our target indications, including IgAN and other primary glomerular diseases, are indications with relatively small patient populations. For product candidates that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such product candidates must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for our product candidates from third-party payors, the adoption of those product candidates and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved.

We expect that coverage and reimbursement by third-party payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of atrasentan and our other product candidates will depend substantially, both domestically and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older, disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state-to-state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. One payor’s determination to provide coverage for a drug product, however, does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

In addition to government and private payors, professional organizations such as the American Medical Association, or the AMA, can influence decisions about coverage and reimbursement for new products by determining standards for care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the FDA-approved product labeling. Even if we are successful in obtaining FDA approvals to commercialize our product candidates, we cannot guarantee that we will be able to secure reimbursement for all patients for whom treatment with our product candidates is indicated.

If third parties on which we depend to conduct our planned preclinical studies or clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.

We rely on third party CROs, CMOs, consultants and others to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, preclinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required testing, discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate in our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in testing, discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, as well as in accordance with GLP, GCP and other applicable laws, regulations and standards. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. The FDA and other regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If the Company or any of these third parties fails to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials have complied with GCPs. In addition, our clinical trials must be conducted with product produced in accordance with cGMPs. Our failure to comply with these regulations may require it to repeat clinical trials, which could delay or prevent the receipt of regulatory approvals. Any such event could have an adverse effect on our business, financial condition, results of operations and prospects.

We face significant competition in an environment of rapid technological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize atrasentan and our other product candidates.

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing primary glomerular disease treatments in various indications as well as several companies addressing other treatments for rare, severe chronic kidney diseases. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization.

Although several companies are focused on developing treatments on primary glomerular diseases, including IgAN, there are currently limited treatment options for primary glomerular diseases. To our knowledge, there are no approved drugs for IgAN, but there are a variety of treatments utilized that include renin angiotensin inhibitors, steroids, chemotherapy drugs and immunomodulatory approaches. In addition, there are a number of competitors in clinical development for the treatment of IgAN at a similar stage of development or more advanced than us, including AstraZeneca PLC, Calliditas Therapeutics AB, Novartis AG, Omeros Corporation, Reata Pharmaceuticals, Inc., Retrophin, Inc. and Otsuka Pharmaceutical Co., Ltd.

Many of our potential competitors, alone or with their strategic partners, may have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, if ever. Additionally, new or advanced technologies developed by our competitors may render our current or future product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities include, among other things, completing preclinical studies and initiating and completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue operations. A decline in the value of the Company also could cause you to lose all or part of your investment.

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of atrasentan or our other product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

We intend to establish manufacturing relationships with a limited number of suppliers to manufacture raw materials, the drug substance and finished product of any product candidate for which we are responsible for preclinical or clinical development. Pursuant to our license agreement with AbbVie, we received a substantial amount of drug product and drug substance to support initiation of our planned clinical trials of atrasentan; however, we do not have an ongoing manufacturing agreement for atrasentan with AbbVie or any other CMO. We will need to establish manufacturing relationships for the production of sufficient atrasentan in order to complete our planned clinical trials and for any potential commercialization. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and our processes are required to be qualified by the FDA prior to regulatory approval. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

The process of manufacturing drugs is complex, highly-regulated and subject to multiple risks. Manufacturing drugs is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny regulatory approval until the deficiencies are corrected or we replace the manufacturer in our regulatory approvals with a manufacturer that is in compliance. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CMOs, it is responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

We believe that we will rely upon on a limited number of manufacturers for our product candidates, including atrasentan, for which we have identified single-source suppliers for the various steps of manufacture. This reliance on a limited number of manufacturers and the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our product candidates successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production in a timely manner at a substantially equivalent cost, our clinical trials may be delayed or the Company could lose potential revenue.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell atrasentan and our other product candidates, we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of atrasentan, BION-1301, CHK-336 and our other product candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize atrasentan and other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

Any future strategic alliance partners may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective alliances to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our marketing and sales force, or if our potential future strategic alliance partners do no successfully commercialize the product candidates, our ability to generate revenues from product sales will be adversely affected.

If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We may not be successful in finding strategic collaborators for continuing development of certain of our future product candidates or successfully commercializing or competing in the market for certain indications.

In the future, we may decide to collaborate with non-profit organizations, universities and pharmaceutical and biotechnology companies for the development and potential commercialization of existing and new product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect in our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our expense. If we elect to increase our expenditures to fund development or commercialization activities on our product candidates, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

The success of any potential collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of such collaboration arrangements. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

Risks Related to Government Regulation

A Fast Track Designation by the FDA, even if granted for atrasentan or any of our other product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

While we do not intend to seek Fast Track Designation for atrasentan, we may seek such designation for our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to the FDA for Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Even if we receive Fast Track Designation for any of our product candidates, such product candidates may not experience faster development, review or approval processes compared to conventional FDA procedures. Many drugs that have received Fast Track Designation have failed to obtain approval.

We may attempt to secure FDA approval of atrasentan and our other product candidates through the accelerated approval pathway. If we are unable to obtain accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals.

We are developing certain product candidates for the treatment of serious conditions, and therefore may decide to seek approval of such product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and provides a meaningful therapeutic benefit over existing treatments based upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability of or lack of alternative treatments. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s anticipated effect on irreversible morbidity or mortality or other clinical benefit. In some cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If the sponsor fails to conduct such studies in a timely manner, or if such post-approval studies fail to verify the drug’s predicted clinical benefit, or if other evidence demonstrates that the product candidate is not shown to be safe and effective under the conditions of use, the FDA may withdraw its approval of the drug on an expedited basis.

We intend to use reduction in proteinuria as a surrogate endpoint in our planned Phase 3 trial of atrasentan. However, there is no guarantee that atrasentan will show a sufficient treatment benefit on the expected surrogate endpoint to satisfy the FDA that the anticipated benefit on loss of renal function will be confirmed in the planned post-marketing phase of the trial. If we decide to submit an NDA seeking accelerated approval or receive an expedited regulatory designation for atrasentan or any of our other product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. If any of our competitors were to receive full approval on the basis of a confirmatory trial for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need and accelerated approval of our product candidate would be more difficult or may not occur.

Failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates would result in a longer time period to commercialization of such product candidate, if any, and could increase the cost of development of such product candidate and harm our competitive position in the marketplace.

We may be unsuccessful in obtaining Orphan Drug Designation for our product candidates or transfer of designations obtained by others for future product candidates, and, even if we obtain such designation, we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, for atrasentan or our other product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting for regulatory approval. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for tax credits for qualified clinical research costs and exemption from prescription drug user fees. Similarly, in the EU, the European Commission grants Orphan Drug Designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an Orphan Drug Designation application. In the EU, Orphan Drug Designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or the product would be a significant benefit to those affected). In the EU, Orphan Drug Designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If a competitor is able to obtain orphan drug exclusivity prior to us for a product that constitutes the same active moiety and treats the same indications as our product candidates, we may not be able to obtain approval of our drug by the applicable regulatory authority for a significant period of time unless we are able to show that our drug is clinically superior to the approved drug. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

As part of our business strategy, we may seek Orphan Drug Designation for atrasentan in the United States, Europe and other countries. However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity.

Even after an orphan drug is approved, the FDA can also subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Enacted and future legislation may increase the difficulty and cost for us to commercialize and obtain marketing approval of our product candidates and may affect the prices we may set.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, or ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

The current U.S. presidential administration and U.S. Congress have sought and may continue to seek to, modify, repeal or otherwise replace certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act, or the TCJA, was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” There have been subsequent challenges to the constitutionality of the ACA following the repeal of the individual mandate. A case is currently pending before the U.S. Supreme Court, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020 implemented under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions, and could greatly impact healthcare and the pharmaceutical industry.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and, subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with providers, third-party payors and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we obtain marketing approval.

Restrictions under applicable U.S. federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;

•

federal false claims laws, including the federal False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value provided during the previous year to physicians, as defined by such law, certain other healthcare providers starting in 2022 (for payments made in 2021), and teaching hospitals, as well as certain ownership and investment interests held by such physicians and their immediate family, which includes annual data collection and reporting obligations;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

•

some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of product candidates from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include atrasentan and the other product candidates we have in development, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or licenses to third parties and may be reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or owns currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

We depend on intellectual property licensed from third parties, and our licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated, or if disputes regarding these licenses arise, we could lose significant rights that are important to our business.

We are dependent on patents, know-how and proprietary technology licensed from others. Our licenses to such patents, know-how and proprietary technology may not provide exclusive rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products in the future. The agreements under which we license patents, know-how and proprietary technology from others are complex, and certain provisions in such agreements may be susceptible to multiple interpretations.

For example, we are a party to a license agreement with AbbVie, pursuant to which we in-license worldwide, exclusive rights to atrasentan, including responsibility for our development and commercialization. This agreement imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensor may have the right to terminate our license, in which event we would not be able to develop or market atrasentan or any other technology or product candidates covered by the intellectual property licensed under this agreement. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

If our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize product candidates could suffer. We do not have complete control over the maintenance, prosecution and litigation of our in-licensed patents and patent applications and may have limited control over future intellectual property that may be in-licensed. For example, we cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

In addition, the resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant patents, know-how and proprietary technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Disputes that may arise between us and our licensors regarding intellectual property subject to a license agreement could include disputes regarding:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation in our development and commercialization of our product candidates and what activities satisfy those diligence obligations;

•	royalty, milestone or other payment obligations that may result from the advancement or commercial sale of any of our product candidates; and
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or product candidates.

Our owned and in-licensed patents and patent applications may not provide sufficient protection of our atrasentan product candidate and our other product candidates or result in any competitive advantage.

We have in-licensed issued U.S. patents and foreign patent applications that cover formulations and methods of use related directly to atrasentan from AbbVie. We have applied for patent applications intended to specifically cover additional methods of treatment and combinations of atrasentan with other therapies in kidney disease. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect atrasentan or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

In addition to claims directed toward the technology underlying atrasentan, our owned and in-licensed patents and patent applications contain claims directed to compositions of matter on the active pharmaceutical ingredients, or APIs, in our other product candidates, as well as methods-of-use directed to the use of an API for a specified treatment. Composition-of-matter patents on the API in prescription drug products provide protection without regard to any particular method of use of the API used. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Patents covering methods-of-use are not available in certain foreign countries, in which case we may not be able to prevent competitors or third parties from marketing our product candidates in those countries. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common, and this type of infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. Moreover, some of our owned and in-licensed patents and patent applications may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced or eliminated.

Since patent applications in the United States and other countries are confidential for a period of time after filing, at any moment in time, we cannot be certain that we were in the past or will be in the future the first to file any patent application related to our product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court, patent office or other governmental authority to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant in our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing such claims. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to our own products or technology. Those patent applications may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our product candidates on an independent basis that do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our product candidates or their use.

Likewise, our currently owned and in-licensed patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2028 through 2041, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-licenses currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make or use compounds that are similar to the active compositions of our product candidates but that are not covered by the claims of our patents;
•

the APIs in our current product candidates will eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation or method of use;

•

our licensors, as the case may be, may fail to meet our obligations to the U.S. government regarding any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;

•	our licensors, as the case may be, might not have been the first to file patent applications for certain inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	it is possible that our pending patent applications will not result in issued patents;
•	it is possible that there are prior public disclosures that could invalidate our owned or in-licensed patents, as the case may be, or parts of our owned or in-licensed patents;
•	it is possible that others may circumvent our owned or in-licensed patents;
•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates or technology similar to ours;
•	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
•	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not adequately cover our product candidates;
•

our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

•

the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes that design around our patents, or become hostile to the Company or the patents or patent applications on which they are named as inventors;

•

it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable or such omitted individuals may grant licenses to third parties;

•

we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;

•	we may not develop additional proprietary technologies for which we can obtain patent protection;
•	it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
•	the patents of others may have an adverse effect on our business.

Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Our strategy of obtaining rights to key technologies through in-licenses may not be successful.

The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. Although we have succeeded in licensing technology from AbbVie in the past, we cannot assure you that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

For example, our agreements with certain of our third-party research partners provide that improvements developed in the course of our relationship may be owned solely by either us or our third-party research partner, or jointly between us and the third party. If we determine that exclusive rights to such improvements owned solely by a research partner or other third party with whom we collaborate are necessary to commercialize our drug candidates or maintain our competitive advantage, we may need to obtain an exclusive license from such third party in order to use the improvements and continue developing, manufacturing or marketing our drug candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our drug candidates or allow our competitors or others the opportunity to access technology that is important in our business. We also may need the cooperation of any co-owners of our intellectual property in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us.

In addition, in-licensing and acquisition of these technologies is a highly competitive area, and a number of more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over the Company due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive the Company to be a competitor may be unwilling to license rights to the Company. Furthermore, we may be unable to identify suitable product candidates or technologies within our area of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business and prospects could be materially and adversely affected.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to patent protection, we rely upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with we are to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related in our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information (or as otherwise permitted by applicable law), are our exclusive property. In the case of consultants and other third parties, the agreements provide that all inventions conceived in connection with the services provided are our exclusive property. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access in our trade secrets or proprietary technology and processes. We have also adopted policies and conducts training that provides guidance on our expectations, and our advice for best practices, in protecting the Company’s trade secrets. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as the Company’s trade secrets, were to be disclosed or misappropriated, such as through a data breach, or if any of that information was independently developed by a competitor, our competitive position could be harmed. Additionally, certain trade secret and proprietary information may be required to be disclosed in submissions to regulatory authorities. If such authorities do not maintain the confidential basis of such information or disclose it as part of the basis of regulatory approval, our competitive position could be adversely affected.

In addition, courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. Even if we are successful, these types of lawsuits may consume our time and other resources. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access in our trade secrets or disclose our technology, through legal or illegal means. As a result, we may not be able to meaningfully protect the Company’s trade secrets. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Third-party claims of intellectual property infringement may prevent, delay or otherwise interfere with our product discovery and development efforts.

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our field, third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

If a third party claims that we infringe, misappropriate or otherwise violate our intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims that, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•

substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages plus the patent owner’s attorneys’ fees;

•

a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights or proprietary technology to us, which it is not required to do, on commercially reasonable terms or at all;

•

if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our product candidates;

•	the requirement that we redesign our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time; and
•

there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects.

Third parties may assert that we are employing their proprietary technology without authorization, including by enforcing its patents against us by filing a patent infringement lawsuit against the Company. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof.

There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, or materials used in or formed during the manufacturing process, or any final product itself, the holders of those patents may be able to block our ability to commercialize our product candidate unless we obtain a license under the applicable patents, or until those patents were to expire or those patents are finally determined to be invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of that patent may be able to block our ability to develop and commercialize the product candidate unless we obtain a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, a license may not be available on commercially reasonable terms, or at all, particularly if such patent is owned or controlled by one of our primary competitors. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to the Company. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee time and resources from our business. In the event of a successful claim of infringement against the Company, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any license of this nature would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates and we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could significantly harm our business.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful and could result in a finding that such patents are unenforceable or invalid.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Defense of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or we may choose to challenge a third party’s patent in patent opposition proceedings in the Canadian Intellectual Property Office, or CIPO, the European Patent Office, or EPO, or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, CIPO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. Any of the foregoing could have a material adverse effect on our business financial condition, results of operations and prospects.

We have limited foreign intellectual property rights and may not be able to protect the Company’s intellectual property rights throughout the world.

We currently have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, patents covering methods-of-use are not available in certain foreign countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we do not have or has not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against the Company. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for the Company, we may be subject to claims of our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. We may then have to pursue litigation to defend against these claims. If we fail in defending any claims of this nature, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these types of claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities, and we may not have sufficient financial or other resources to adequately conduct this type of litigation or proceeding. For example, some of our competitors may be able to sustain the costs of this type of litigation or proceeding more effectively than we can because of their substantially greater financial resources. In any case, uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary rights.

For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties we identify as necessary or important in our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means of our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Even if we hold such an option, we may be unable to negotiate a license from the institution within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs and our business financial condition, results of operations and prospects could suffer.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable laws and rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Were a noncompliance event to occur, our competitors might be able to enter the market, which would have a material adverse effect on our business financial condition, results of operations and prospects.

Changes in patent law in the United States and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain.

Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes continue to evolve as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. Moreover, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard in our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patent-eligible.

Similarly, other cases by the U.S. Supreme Court have held that certain methods of treatment or diagnosis are not patent-eligible. U.S. law regarding patent-eligibility continues to evolve. While we do not believe that any of our owned or in-licensed patents will be found invalid based on these changes to US patent law, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our products.

If we do not obtain patent term extension for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during clinical trials and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. U.S. and ex-U.S. law concerning patent term extensions and foreign equivalents continue to evolve. Even if we were to seek a patent term extension, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period of extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than it requests, our competitors may obtain approval of competing products following our patent expiration sooner than expected, and our business, financial condition, results of operations and prospects could be materially harmed.

Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Inventions contained within some of our in-licensed patents and patent applications may have been made using U.S. government funding or other non-governmental funding. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. We rely on our licensors to ensure compliance with applicable obligations arising from such funding, such as timely reporting, an obligation associated with in-licensed patents and patent applications. The failure of our licensors to meet their obligations may lead to a loss of rights or the unenforceability of relevant patents. For example, the government could have certain rights in such in-licensed patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf for non-commercial purposes. In addition, our rights in such in-licensed government-funded inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our business, financial condition, results of operations and prospects significantly.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

We expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, growing our capability to conduct clinical trials, and, if approved, through commercialization of our product candidates. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel, or contract with third parties to provide these capabilities for us. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Future acquisitions or strategic alliances could disrupt our business and harm our financial condition and results of operations.

We may acquire additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions, include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	coordination of research and development efforts;
•	retention of key employees from the acquired company;
•	changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•

liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violation of laws, commercial disputes, tax liabilities and other known liabilities;

•	unanticipated write-offs or charges; and
•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions or strategic alliances could cause us to fail to realize the anticipated benefits of these transactions, cause us to incur unanticipated liabilities and harm the business generally. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses or incremental operating expenses, any of which could harm our financial condition or results of operations.

Our employees, principal investigators, CROs, CMOs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We will face an inherent risk of product liability exposure related to the testing of atrasentan and our other product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in a product, negligence, strict liability or breach of warranty. Claims could also be asserted under U.S. state consumer protection acts. If we cannot successfully defend itself against claims of our product candidates caused injuries, then we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant time and costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	termination of our collaboration relationships or disputes with our collaborators;
•	voluntary product recalls, withdrawals or labeling restrictions; and
•	the inability to commercialize any product candidates that we may develop.

While we currently have insurance that we believe is appropriate for our stage of development, we may need to obtain higher levels prior to clinical development or marketing atrasentan or any of our future product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our ability to utilize our net operating loss carryforwards may be subject to limitations.

As of December 31, 2019, Private Chinook and Aduro had net operating loss carryforwards for federal tax purposes of $7.6 million and $153.8 million, respectively. To the extent our taxable income exceeds any current year operating losses, we plan to use the Company’s carryforwards to offset income that would otherwise be taxable. In addition, under Section 382 of the Code, changes in its ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset its future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of us of more than 50% within a three-year period. Private Chinook and Aduro may have experienced ownership changes in the past and likely experienced ownership change under Section 382 as a result of the merger. Any such limitation may significantly reduce our ability to utilize net operating loss carryforwards and tax credit carryforwards before they expire. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Private Chinook’s or Aduro’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

On March 27, 2020, the CARES Act was signed into law. The CARES Act changes certain provisions of the TCJA. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back.

Under the TCJA, as modified by the CARES Act, NOLs and other carryforwards generated in tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, Private Chinook, Aduro or the combined company, as applicable, generated or will generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act as modified by the CARES Act.

Risks Related to the Merger

Our outstanding CVRs may expire valueless.

The right of the holders of our contingent value rights, or CVRs, issued prior to the closing of the merger will be contingent solely upon the occurrence of the milestones described in the CVR agreement and the consideration received being greater than the amounts permitted to be withheld or deducted under the CVR Agreement. There is no guarantee that we will be able to successfully partner, license or sell any of the non-renal assets related to the CVR. In the event that no CVR milestones occur within the time periods specified in the CVR Agreement or the consideration received is not greater than the amounts permitted to be withheld or deducted by us, no payments will be made under the CVR Agreement, and the CVRs will expire valueless.

Subject to ongoing clinical trial obligations and obligations to use commercially reasonable efforts to complete dispositions for which a sale agreement has been entered into, we will not have any obligation to develop the non-renal assets, or to expend any effort or resources to divest or otherwise monetize the non-renal assets.

Furthermore, the CVRs are unsecured obligations of us and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto may be subordinated in right of payment to the prior payment in full of all current or future senior obligations of us.

We may be unable to integrate successfully the businesses of Aduro and Private Chinook and realize the anticipated benefits of the merger.

The merger involved the combination of two companies which previously operated as independent companies. The combined company must devote significant management attention and resources to integrating its business practices and operations. The combined company may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected. Potential difficulties the combined company may encounter in the integration process include the following:

•

the inability to successfully combine the businesses of Aduro and Private Chinook in a manner that permits the combined company to achieve the synergies anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

•	complexities associated with managing the combined businesses;
•	integrating personnel from the two companies;
•	creation of uniform standards, controls, procedures, policies and information systems;
•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and
•	performance shortfalls as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

In addition, Aduro and Private Chinook had operated independently prior to closing of the merger. It is possible that the integration process also could result in the diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or the ability to achieve the anticipated benefits of the merger, or could otherwise adversely affect our business and financial results.

If the assets subject to the CVR Agreement are not disposed of in a timely manner, the combined company may have to incur time and resources to wind down or dispose of such assets.

Pursuant to the terms of the CVR Agreement, if the committee appointed by the board of directors is unable to partner, license or sell the assets subject to the CVR Agreement, we will be responsible for any wind-down costs associated with the termination of such assets. Further, pursuant to the terms of the CVR Agreement, the CVR holders, rather than our stockholders, are the primary recipients of any net proceeds of the disposition of the assets subject to the CVR Agreement. Absent such CVR Agreement, we could have allocated such funds, time and resources to our core programs and the foregoing could be a distraction to our management and employees. As a result, our operations and financial condition may be adversely affected.

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

For example, Aduro did not report the issuance of the CVRs as a current distribution of property with respect to its common stock, but it is possible that the IRS could assert that CVR recipients are treated as having received a distribution of property equal to the fair market value of the CVRs on the date the CVRs are distributed, which could be taxable to such recipients without the corresponding receipt of cash. In addition, it is possible that the IRS or a court could determine that the issuance of the CVRs (and/or any payments thereon) and the reverse stock split constitute a single “recapitalization” for U.S. federal income tax purposes with the CVRs constituting taxable “boot” received in such recapitalization exchange. In such case, the tax consequences of the CVRs and the reverse stock split would differ from those described in this report, including with respect to the timing and character of income.

Risks Related to our Common Stock

The market price of our common stock is expected to be volatile, and the market price of the common stock may drop in the future.

The market price of our common stock is subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of clinical trials and preclinical studies of our product candidates, or those of our competitors or the combined company’s existing or future collaborators;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	if the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about the combined business, or if they issue adverse or misleading opinions regarding our business and common stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions or market conditions in the pharmaceutical and biotechnology sectors;
•	sales of securities by us or our securityholders in the future;
•	if we fail to raise an adequate amount of capital to fund our operations and continued development of our product candidates;
•	trading volume of our common stock;
•	announcements by competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to precision medicine product candidates, including with respect to other products in such markets;

•	the introduction of technological innovations or new therapies that compete with the products and services of the Company; and
•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 or otherwise could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we have a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

We will incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.

We will incur significant legal, accounting and other expenses as a public company that Private Chinook did not incur as a private company, including costs associated with public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management team consists of the executive officers of Private Chinook prior to the merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow it to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Once we are no longer an emerging growth company, a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to the combined company’s business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company we have been able to take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We will cease being an emerging growth company on December 31, 2020. Thereafter, we expect to still qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, in at least the near term, which will allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer an emerging growth company, a smaller reporting company or otherwise qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and may incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Provisions in our charter documents and under Delaware law could make an acquisition more difficult and may discourage any takeover attempts the company stockholders may consider favorable, and may lead to entrenchment of management.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws could delay or prevent changes in control or changes in management without the consent of the board of directors. These provisions include the following:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	a prohibition on stockholder action by written consent, which means that all stockholder action must be taken at an annual or special meeting of the stockholders;
•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the Chief Executive Officer or by a majority of the total number of authorized directors;
•	advance notice requirements for stockholder proposals and nominations for election to the board of directors;
•

a requirement that no member of the board of directors may be removed from office by stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than two-thirds of all outstanding shares of voting stock to amend any bylaws by stockholder action or to amend specific provisions of the certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.

We are also be subject to the anti-takeover provisions contained in Section 203 of the DGCL, or Section 203. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Our certificate of incorporation and bylaws provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit your ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation and bylaws provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on the Company’s behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against it arising pursuant to any provisions of the DGCL, its certificate of incorporation or its bylaws, or any action asserting a claim against it that is governed by the internal affairs doctrine. The exclusive forum provision does not apply to actions arising under the Exchange Act. The amended and restated bylaws will also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. The provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, the combined company may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

We do not expect to pay any cash dividends in the foreseeable future.

Our current expectation is that we will retain future earnings, if any, to fund the growth of our business as opposed to paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain, if any, for the foreseeable future.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to the Company’s stockholders for approval.

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own a significant portion of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as the combined company’s management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of the combined company’s assets. This concentration of voting power could delay or prevent an acquisition of the combined company on terms that other stockholders may desire.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, a global economic downturn that could result from the COVID-19 pandemic could cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also may produce hazardous waste products. We generally anticipate contracting with third parties for the disposal of these materials and wastes. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

We or the third parties upon whom we depend may be adversely affected by natural disasters and other calamities, including pandemics, such as the global outbreak of COVID-19, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, fire, hurricane, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our suppliers’ manufacturing facilities, or that otherwise disrupted operations, such as data storage, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies within our geographic focus. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, and such disruption may adversely affect clinical development plans. For example, the COVID-19 pandemic could have an adverse effect on the coordination of research and development, our capital raising efforts, and the financial condition of our business, as well as the ability of us to retain key personnel and continue to expand product candidate development and conduct clinical trials. In addition, the impact of COVID-19 is likely to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which are likely to lead to reduced economic activity. Extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals and businesses to substantially restrict daily activities could have an adverse effect on our financial condition and ability to raise financing.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As a result of the COVID-19 pandemic, we may experience reduction in research and development, clinical testing, regulatory compliance activities, and manufacturing activities, and is unable at this time to estimate the extent of the effect of COVID-19 on our business. The extent and duration of the economic slowdown attributable to COVID-19 remains uncertain at this time. A continued significant economic slowdown could have a substantial adverse effect on our financial condition, liquidity, and results of operations. If these conditions persist for an extended term, it could have a material adverse effect on our future revenue and sales.

We have broad discretion in the use of our cash and cash equivalents and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of the cash and cash equivalents. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You may not have the opportunity to influence our decisions on how to use our cash resources.

We must attract and retain highly skilled employees to succeed.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize atrasentan and other product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our President and Chief Executive Officer, Eric Dobmeier. The loss of services of Mr. Dobmeier or any of our senior management could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates and our business will be limited

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about the combined company, its business or its market, its stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on it regularly, demand for our common stock could decrease, which in turn could cause its stock price or trading volume to decline.

Our internal computer and information systems, or those used by our CROs, CMOs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs.

Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, CMOs and other contractors or consultants may become vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be significantly delayed. Our internal information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws, and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, the Company could be subject to criminal penalties if it knowingly obtains, uses or discloses individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. For example, California enacted the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and similar provincial laws may impose obligations with respect to processing personal information, including health-related information. PIPEDA requires companies to obtain an individual’s consent when collecting, using or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.

In May 2018, the General Data Protection Regulation, or the GDPR, took effect in the European Economic Area, the EEA. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of natural persons. Among other things, the GDPR imposes strict obligations on the ability to process health-related and other personal data of data subjects in the EEA, including in relation to use, collection, analysis and transfer (including cross-border transfer) of such personal data. The GDPR includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators. The GDPR also includes certain requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects as well as requirements for establishing a lawful basis on which personal data can be processed. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). Further, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on June 16, 2020, the Court of Justice of the European Union, or the CJEU, declared the EU-U.S. Privacy Shield framework, or the Privacy Shield, to be invalid. As a result, Privacy Shield is no longer a valid mechanism for transferring personal data from the

EEA to the United States. Moreover, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature, which seems possible given the rationale behind the CJEU’s concerns about U.S. law and practice on government surveillance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. The COVID-19 pandemic is generally increasing the attack surface available to criminals, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage.

Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance of our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to the Company, or would have a material adverse effect on our results of operations and financial condition.

In addition, the computer systems of various third parties on which we rely, including our CROs, CMOs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches.

U.S. federal income tax reform and changes in other tax laws could adversely affect the Company.

In December 2017, the TCJA, was signed into law, significantly reforming the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a partial “territorial” system, and modifies or repeals many business deductions and credits.

We continue to examine the impact the TCJA may have on our business. The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which the Company operates and its and its partners’ businesses cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the United States, ongoing tax effects of the Act are not expected to materially change our effective tax rate in future periods.

In addition, new legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations or financial condition.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan or Merger and Reorganization, dated June 1, 2020, by and among Aduro Biotech, Inc., Aspire Merger Sub, Inc., and Chinook Therapeutics U.S., Inc.	8-K	001-37345	2.1	June 2, 2020

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated August 17, 2020, by and among Aduro Biotech, Inc., Aspire Merger Sub, Inc., and Chinook Therapeutics U.S., Inc.	8-K	001-37345	2.2	August 18, 2020

3.1	Amendment to Amended and Restated Certificate of Incorporation, dated October 1, 2020	8-K	001-37345	3.1	October 5, 2020

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated October 5, 2020	S-8	333-249351	4.3	October 6, 2020

10.1†^	License Agreement, dated December 16, 2019, by and between Chinook Therapeutics U.S., Inc. and AbbVie Ireland Unlimited Company.	S-4	333-239989	10.1	July 22, 2020

10.2	Form of Separation Agreement (Standard).	8-K	001-35890	10.2	October 7, 2020

10.3	Form of Separation Agreement (Stephen T. Isaacs).	8-K	001-35890	10.3	October 7, 2020

10.4	Form of Consulting Agreement.	8-K	001-35890	10.4	October 7, 2020

10.5	Form of Indemnification Agreement.	8-K	001-35890	10.5	October 7, 2020

10.6	Form of Employment Agreement (US).	8-K	001-35890	10.6	October 7, 2020

10.7	Form of Employment Agreement (Canada).	8-K	001-35890	10.7	October 7, 2020

10.8	Contingent Value Rights Agreement, dated October 2, 2020, by and between Aduro Biotech, Inc. and Computershare Trust Company, N.A.					X

10.9†	Sublease between the Registrant and Perfect Day, Inc., dated August 25, 2020					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

^ Registrant has omitted schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

# This certification is deemed not filed for purpose of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINOOK THERAPEUTICS, INC.

Date: November 5, 2020	By:	/s/ Eric Dobmeier
Eric Dobmeier Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)