Form 10-Q
period 2021-03-31
CHINOOK THERAPEUTICS, INC.
filed 2021-05-12
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of May 10, 2021 was 44,616,296.

Table of Contents

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults Upon Senior Securities	66
Item 4.	Mine Safety Disclosures	66
Item 5.	Other Information	66
Item 6.	Exhibits	66
EXHIBIT INDEX		67
SIGNATURES		68

Chinook Therapeutics, Inc., (the “Company” or “Chinook”), is a clinical-stage biopharmaceutical company. On October 5, 2020, Aduro Biotech, Inc.(“Aduro”), completed its business combination with Private Chinook, as defined below, in accordance with the terms of a merger agreement dated June 1, 2020 and amended on August 17, 2020 (the “Merger”). In this Quarterly Report on Form 10-Q, the term “Private Chinook” refers to Chinook Therapeutics U.S., Inc. prior to the consummation of the merger described in this report and references to the terms “Chinook”, the "Company”, “we”, “our” and “us” refer to Private Chinook, prior to the consummation of the Merger described in this report and Chinook Therapeutics, Inc. (formerly known as Aduro Biotech, Inc.) and its subsidiaries upon the consummation of the merger described in this report. The term "Aduro" refers to the Aduro Biotech, Inc. and its subsidiaries prior to the Merger described in this report.

Chinook, Chinook Therapeutics, the Chinook logo and other trade names, trademarks or service marks of Chinook are the property of Chinook Therapeutics, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Chinook Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$168,092	$187,750
Marketable securities	51,478	59,622
Accounts receivable	256	262
Prepaid expenses and other current assets (including amounts due from related party of $17 and $0 at March 31, 2021 and December 31, 2020, respectively)	6,174	6,447
Total current assets	226,000	254,081
Marketable securities	2,999	3,000
Property and equipment, net	19,860	20,626
Restricted cash	1,750	1,750
Operating lease right-of-use assets	54,420	55,673
Intangible assets, net	27,277	27,696
In process research & development	39,295	39,295
Goodwill	22,441	22,441
Other assets	4,731	4,440
Total assets	$398,773	$429,002
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including amounts due to related party of $0 and $9 at March 31, 2021 and December 31, 2020, respectively)	7,363	3,995
Accrued and other current liabilities (including amounts due to related party of $142 and $192 at March 31, 2021 and December 31, 2020, respectively)	14,486	15,674
Operating lease liabilities	3,135	3,045
Deferred revenue	—	95
Total current liabilities	24,984	22,809
Contingent value right liability	15,589	13,780
Contingent consideration related to acquisition	1,830	1,800
Deferred tax liabilities	16,377	16,377
Operating lease liabilities, net of current maturities	37,966	38,709
Other long-term liabilities	1,508	905
Total liabilities	98,254	94,380
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 42,381,671 and 42,282,381 shares issued and outstanding at March 31, 2021 and December 31, 2020	4	4
Additional paid-in capital	466,494	463,436
Accumulated deficit	(166,044)	(128,829)
Accumulated other comprehensive income	65	11
Total stockholders’ equity	300,519	334,622
Total liabilities and stockholders’ equity	$398,773	$429,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration and license revenue	$351	$—
Operating expenses:
Research and development (including related party expenses of $0 and $113 for the three months ended March 31, 2021 and 2020, respectively)	25,697	2,818
General and administrative (including related party expenses of $17 and $152 for the three months ended March 31, 2021 and 2020, respectively)	9,543	1,271
Change in fair value of contingent consideration	1,839	—
Amortization of intangible assets	420	—
Total operating expenses	37,499	4,089
Loss from operations	(37,148)	(4,089)
Other income (expense):
Other income (expense), net (including related party interest expense of $0 and $6 for the three months ended March 31, 2021 and 2020, respectively)	(67)	119
Change in fair value of redeemable convertible preferred stock tranche liability	—	(1,179)
Net loss	$(37,215)	$(5,149)
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(1.25)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	42,135,567	4,104,102
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	38	(215)
Unrealized gain on marketable debt securities, net of tax of $0	16	—
Total other comprehensive income (loss)	54	(215)
Comprehensive loss	$(37,161)	$(5,364)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders Equity
	Shares	Amount	Capital	Deficit	Income (Loss)
Balance at December 31, 2020	42,282,381	$4	$463,436	$(128,829)	$11	334,622
Issuance of common stock upon exercise of stock options and warrants	99,290	—	580	—	—	580
Stock-based compensation expense	—	—	2,478	—	—	2,478
Other comprehensive loss	—	—	—	—	54	54
Net loss	—	—	—	(37,215)	—	(37,215)
Balance at March 31, 2021	42,381,671	$4	$466,494	$(166,044)	$65	$300,519

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	7,596,888	$19,835	4,501,885	$—	$6,095	$(47,207)	$(7)	$(41,119)
Issuance of common stock upon exercise of stock options	—	—	4,383	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	(40,176)	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $21	4,236,726	14,479	—	—	—	—	—	—
Exercise of redeemable convertible preferred stock tranche liability	—	9,723	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	100	—	—	100
Other comprehensive loss	—	—	—	—	—	—	(215)	(215)
Net loss	—	—	—	—	—	(5,149)	—	(5,149)
Balance at March 31, 2020	11,833,614	$44,037	4,466,092	$—	$6,196	$(52,356)	$(222)	$(46,382)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(37,215)	$(5,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	804	86
Amortization of finance lease right-of-use asset	—	21
Amortization of intangible assets	420	—
Non-cash operating lease expense	1,291	57
Stock-based compensation expense	2,478	100
Change in fair value of redeemable convertible preferred stock tranche liability	—	1,179
Change in fair value of contingent consideration and contingent value rights liability	1,839	—
Changes in operating assets and liabilities:
Accounts receivable	6	—
Prepaid expenses and other assets (including related party amounts of $17 and $0 for the three months ended March 31, 2021 and 2020, respectively)	(9)	191
Accounts payable (including related party amounts of $0 and $246 for the three months ended March 31, 2021 and 2020, respectively)	3,814	(131)
Accrued and other current liabilities (including related party amounts of $50 and $235 for the three months ended March 31, 2021 and 2020, respectively)	(1,323)	211
Other liabilities	603	—
Operating lease liabilities (including related party amounts of $0 and $37 for the three months ended March 31, 2021 and 2020, respectively)	(694)	(53)
Deferred revenue	(95)	—
Net cash used in operating activities	(28,081)	(3,488)
Cash Flows from Investing Activities
Purchases of marketable securities	(33,657)	—
Proceeds from marketable securities	41,818	—
Purchases of property and equipment (including related party amounts of $0 and $16 for the three months ended March 31, 2021 and 2020, respectively)	(594)	(22)
Proceeds from sale of property and equipment	267	—
Net cash provided by (used in) investing activities	7,834	(22)
Cash Flows from Financing Activities
Issuance of common stock	—	1
Proceeds from exercise of stock options and warrants	580	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	14,479
Repayment of finance lease liability-related party	—	(13)
Net cash provided by financing activities	580	14,467
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(191)
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,658)	10,766
Cash, cash equivalents and restricted cash at beginning of period	189,500	11,357
Cash, cash equivalents and restricted cash at end of period	$169,842	$22,123
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and in accrued and other current liabilities (including related party amounts of $0 and $448 at March 31, 2021 and 2020, respectively)	$76	$489
Right-of-use asset for office space acquired through leases	$—	$199
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$168,092	$21,982
Restricted cash	1,750	141
Total cash, cash equivalents and restricted cash	$169,842	$22,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Chinook Therapeutics, Inc. (the “Company” or “Chinook”) is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our lead clinical program is atrasentan, an endothelin receptor antagonist that we in-licensed from AbbVie in late 2019. In March 2021, we initiated the phase 3 ALIGN trial of atrasentan for IgA nephropathy (“IgAN”) and in April 2021, we initiated the phase 2 AFFINITY basket trial of atrasentan for proteinuric glomerular diseases. Our pipeline also includes BION-1301, an anti-APRIL monoclonal antibody that is being evaluated in a phase 1b trial for IgAN, as well as CHK-336, an oral small molecule LDHA inhibitor in preclinical development for the treatment of primary hyperoxaluria. In addition, we are building our precision medicine pipeline through research and discovery programs for other rare, severe chronic kidney diseases. We were incorporated in Delaware and are headquartered in Seattle, Washington.

The Company as used in the accompanying notes to the unaudited condensed consolidated financial statements, refers to Private Chinook prior to the completion of the Merger and Public Chinook subsequent to the completion of the Merger. See the note “Reverse Merger and Contingent Value Rights” in the accompanying notes to the condensed consolidated financial statements.

2. Basis of Presentation and Consolidation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 7, 2021.

The condensed consolidated financial statements include the accounts of Chinook Therapeutics, Inc. and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Recent Accounting Pronouncements, Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The standard is effective for smaller reporting companies in fiscal years beginning after December 15, 2022 with early adoption permitted for all periods beginning after December 15, 2018. We do not plan to early adopt ASU No. 2016-13 and are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard update simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also improves consistent application by clarifying and amending existing guidance. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted the standard on January 1, 2021 and concluded that adoption of the standard did not have a material impact on our consolidated financial statements.

3. Reverse Merger and Contingent Value Rights

We completed our Merger with Aduro on October 5, 2020. Based upon the terms of the merger agreement dated June 1, 2020 and amended August 17, 2020, Private Chinook was determined to be the acquiring company for accounting purposes, and the transaction was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with U.S. GAAP. Accordingly, the assets and liabilities of Aduro were recorded at estimated fair value as of the merger closing date.

At the effective time of the Merger, we also entered into an agreement pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one contingent value right (“CVR”) for each outstanding share of Aduro common stock held by such stockholder on such date. Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from milestones and royalties from certain pre-existing agreements and the disposition or licensing of any of Aduro’s non-renal assets, net of any tax, transaction costs and certain other expenses.

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2021
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$17,383	$—	$—	$17,383
Money market funds	127,811	—	—	127,811
Certificate of deposit	—	—	—	—
Commercial paper	22,899	—	(1)	22,898
U.S. government and agency securities	—	—	—	—
Total cash and cash equivalents	$168,093	$—	$(1)	$168,092
Marketable securities:
Commercial paper	$38,483	$—	$(6)	$38,477
U.S. government and agency securities	15,999	2	(1)	16,000
Corporate debt securities	—	—	—	—
Total marketable securities	$54,482	$2	$(7)	$54,477

	December 31, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$5,659	$—	$—	$5,659
Money market funds	113,592	—	—	113,592
Certificate of deposit	157	—	—	157
Commercial paper	40,844	—	—	40,844
U.S. government and agency securities	27,498	—	—	27,498
Total cash and cash equivalents	$187,750	$—	$—	$187,750
Marketable securities:
Commercial paper	$35,089	$—	$—	$35,089
U.S. government and agency securities	26,026	6	(3)	26,029
Corporate debt securities	1,504	—	—	1,504
Total marketable securities	$62,619	$6	$(3)	$62,622

The amortized cost and estimated fair value of our available-for-sale marketable securities by contractual maturity are summarized below as of March 31, 2021 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Mature in one year or less	$51,483	$2	$(7)	$51,478
Mature after one year through two years	2,999	—	—	2,999
Total available-for-sale marketable securities	$54,482	$2	$(7)	$54,477

None of our marketable securities were in a continuous unrealized loss position as of March 31, 2021. We review individual securities in our portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. We determined that as of March 31, 2021, there were no investments in its portfolio that were other-than-temporarily impaired.

5. Fair Value Measurements

The Company records certain financial assets and liabilities at fair value in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 820 on fair value measurements. As defined in the guidance, fair value, defined as an exit price, represents the amount that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering these assumptions, the guidance defines a three-tier valuation hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$145,194	$—	$—	$145,194
Commercial paper	—	22,898	—	22,898
U.S. government and agency securities	—	—	—	—
Total cash and cash equivalents	145,194	22,898	—	168,092
Marketable securities:
Commercial paper	—	38,477	—	38,477
U.S. government and agency securities	—	16,000	—	16,000
Corporate debt securities	—	—	—	—
Total marketable securities	—	54,477	—	54,477
Total fair value of assets	$145,194	$77,375	$—	$222,569
Liabilities:
Contingent value rights liability	$—	$—	$15,589	$15,589
Contingent consideration related to acquisition	—	—	1,830	1,830
Total fair value of liabilities	$—	$—	$17,419	$17,419

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$119,251	$—	$—	$119,251
Certificate of deposit	—	157	—	157
Commercial paper	—	40,844	—	40,844
U.S. government and agency securities	—	27,498	—	27,498
Total cash and cash equivalents	119,251	68,499	—	187,750
Marketable securities:
Commercial paper	—	35,089	—	35,089
U.S. government and agency securities	—	26,029	—	26,029
Corporate debt securities	—	1,504	—	1,504
Total marketable securities	—	62,622	—	62,622
Total fair value of assets	$119,251	$131,121	$—	$250,372
Liabilities:
Contingent value rights liability	$—	$—	$13,780	$13,780
Contingent consideration related to acquisition	—	—	1,800	1,800
Total fair value of liabilities	$—	$—	$15,580	$15,580

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

The following table presents a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Contingent Value Rights Liability	Contingent Consideration Related to Acquisition
Balance at December 31, 2020	$13,780	$1,800
Net change in fair value upon remeasurement	1,809	30
Balance at March 31, 2021	$15,589	$1,830

The fair values of the contingent value rights liability and contingent consideration related to the Merger are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the contingent value rights liability and the contingent consideration related to acquisition, we used a probability-adjusted, scenario-based income approach. For the three months ended March 31, 2021, the change in fair value of the contingent value rights liability and the contingent consideration related to acquisition totaling $1.8 million, was recorded in the consolidated statement of operations and comprehensive loss.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Research and lab equipment	$3,443	$3,616
Computer equipment	984	921
Computer software	32	27
Furniture and fixtures	1,104	1,099
Leasehold improvements	16,116	16,111
Total property and equipment	21,679	21,774
Total accumulated depreciation	(1,819)	(1,148)
Property and equipment, net	$19,860	$20,626

Approximately $3.6 million of our property and equipment as of March 31, 2021 is located in Canada.

7. Intangible Assets and Goodwill

Goodwill

The gross carrying amount and net book value of goodwill was $22.4 million at March 31, 2021, all of which resulted from the Merger. We test goodwill for impairment on an annual basis or more frequently if an impairment indicator exists. To determine if an impairment has occurred, we perform a quantitative test in which the fair value of a single reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, we record an impairment loss equal to that difference.

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$790	$25,895
In-place lease	1,433	51	1,382
Total intangible assets with finite lives	28,118	841	27,277
Acquired in-process research and development assets ("IPR&D")	39,295	—	39,295
Total intangible and acquired IPR&D assets	$67,413	$841	$66,572

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$398	$26,287
In-place lease	1,433	24	1,409
Total intangible assets with finite lives	28,118	422	27,696
Acquired IPR&D assets	39,295	—	39,295
Total intangible and acquired IPR&D assets	$67,413	$422	$66,991

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over a period of 9 to 17 years, with a weighted average period of 16.7 years, and the amortization expense is recorded in operating expenses. We test our Acquired IPR&D assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

Amortization expense was $0.4 million and $0 for the three months ended March 31, 2021 and 2020, respectively. Based on finite-lived intangible assets recorded as of March 31, 2021, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2021 (remaining nine months)	$1,268
2022	1,722
2023	1,733
2024	1,733
2025	1,733
Thereafter	19,088

8. Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	March 31	December 31,
	2021	2020
Research and development costs	$8,288	$8,135
Compensation and benefits	3,612	4,530
Sublease rent and security deposit	303	1,400
Business taxes and licensing fees	792	898
Consulting and outside services	1,108	499
Other	383	212
Total accrued expenses and other liabilities	$14,486	$15,674

9. Collaboration and License Agreements

AbbVie Ireland Unlimited Company

On December 16, 2019, we entered into a license agreement (the “License Agreement”) with AbbVie Ireland Unlimited Company (“AbbVie”), which granted us an exclusive license to atrasentan, an endothelin receptor antagonist, under AbbVie’s patent rights to develop and commercialize licensed products for the treatment of rare, severe chronic kidney diseases. Under the agreement, we assumed all global development and commercialization responsibilities for atrasentan. In consideration of the license and rights granted under the License Agreement, we made an upfront cash payment and issued 1,999,415 shares of common stock for total consideration of $6.7 million to AbbVie. We concluded that this transaction should be accounted for as an asset purchase, and as such, recorded the associated expense within research and development expense in the statements of operations and comprehensive loss, as the product has not reached technological feasibility and does not have alternative future use. Under the License Agreement, we are obligated to make contingent development, regulatory and commercial milestone payments of up to a maximum of $135 million in the aggregate, as well as pay royalties on the worldwide net sales of licensed products ranging from upper-single-digit to high-teen percentages. Prior to entering this License Agreement, AbbVie was not a related party.

We did not recognize any milestone payments for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, we did not have any payable or receivable balances associated with the License Agreement.

Merck

In connection with the Merger, we became party to an agreement with Merck. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates. All performance obligations of Aduro were completed prior to the Merger. We are eligible to receive future contingent payments, including up to $297.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties at percentages in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized as revenue when earned as we have no performance obligations under this agreement. Any such milestones and royalties earned prior to October 4, 2030 will be payable by us to the holders of the CVRs, after deduction for any qualifying associated expenses.

Eli Lilly and Company

In connection with the Merger, we assumed an ongoing research collaboration and exclusive license agreement with Eli Lilly and Company (“Lilly”) for the research and development of novel immunotherapies for autoimmune and other inflammatory diseases. Our only remaining performance obligation under the agreement is to perform research services through 2021, for which we will be reimbursed up to a specified amount.

For the three months ended March 31, 2021, we recognized revenue of $0.4 million under the Lilly agreement.

Novartis Pharmaceuticals Corporation

In connection with the Merger, we assumed an ongoing collaboration and license agreement with Novartis Pharmaceuticals Corporation (“Novartis”) for the development and potential commercialization of product candidates in the field of oncology. On April 1, 2021, we received notice that Novartis terminated for convenience the Collaboration and License Agreement, dated March 12, 2015.

 As a result of the termination, the only remaining activity under this agreement is reimbursement resulting from development costs that are shared between us and Novartis. We record any amounts paid to Novartis under the agreement as research and development expense and any amounts received from Novartis as an offset to research and development expense. For the three months ended March 31, 2021, we recognized $0.2 million payable to Novartis under the agreement as research and development expense.

10. Commitments and Contingencies

Redeemable Convertible Preferred Stock Tranche Liability

In February 2019, as amended in July 2019, we entered into a Series A financing transaction, pursuant to which we were authorized to issue up to 18,992,220 shares of Series A redeemable convertible preferred stock having a per share par value of $0.0001, at a purchase price of $3.4225 per share.

The terms of the Series A redeemable convertible preferred stock agreement include provisions requiring the investors to purchase, and obligating us to deliver, additional shares of redeemable convertible preferred stock at a specified price in the future based on the achievement of certain development-based milestones by us. The investors are also able to waive the milestone requirements, which provides the investors with an option to purchase additional Series A redeemable convertible preferred stock if the milestone is not met. The rights to purchase additional shares were recorded as a tranche liability at the estimated fair value of the obligation on the date of issuance with the carrying values adjusted at each reporting date for any changes in the estimated fair values. For the three months ended March 31, 2020, we recorded $1.2 million for the change in the fair value of the redeemable convertible preferred stock tranche liability.

Upon closing of the Merger, the outstanding redeemable convertible preferred stock tranche rights terminated and all redeemable convertible preferred stock that had been issued converted to common stock.

Leases

We have a total of three operating leases as of March 31, 2021 with remaining lease terms of approximately 9 months to 9 years.

As of March 31, 2021, we are subleasing approximately 90,000 square feet in one of our facilities. Sublease income was $1.4 million and $0 for the three months ended March 31, 2021 and 2020, respectively, which was netted against rent expense. Total sublease income to be earned, in aggregate, will be approximately $69.6 million over the remaining term of the sublease agreement.

We maintain a letter of credit as security for one of our leases in the amount of $1.8 million, which is collateralized by a certificate of deposit that is included in restricted cash in the consolidated balance sheet as of March 31, 2021.

The maturity of our operating lease liabilities as of March 31, 2021 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2021 (remaining nine months)	$4,414
2022	6,115
2023	6,240
2024	6,352
2025	6,465
Thereafter	25,521
Total undiscounted lease payments	55,107
Present value adjustment	14,006
Total net lease liability	$41,101
Net lease liability - current	$3,135
Net lease liability - non-current	37,966
Total net lease liability	$41,101

Rent expense recognized for operating leases was $2.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $0.6 million and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

The following summarizes additional information related to operating leases:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease terms (in years)
Operating leases	8.6	8.8
Weighted-average discount rate
Operating leases	7.1%	7.1%

Indemnification

In the ordinary course of business, we enter into agreements that may include indemnification provisions. Pursuant to such agreements, we may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments we could be required to make under these provisions is not determinable. We have never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. We have also entered into indemnification agreements with its directors and officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. We currently maintain directors’ and officers’ liability insurance.

Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are no actions pending against us currently, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Other Commitments

We have various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for the products or services that we had received at the time the termination became effective as well as non-cancelable and non-refundable obligations, including payment obligations for costs or expenses incurred by the vendor for products or services before the termination became effective. In the case of terminating a clinical trial agreement at a particular site, we would also be obligated to provide continued support for appropriate medical procedures at that site until completion or termination.

11. Common Stock

Warrants

At March 31, 2021, there were warrants outstanding of 3,029 shares of common stock with a weighted average exercise price of $0.52 per share and expiration dates ranging from 2021 to 2023.

Restricted Stock Awards (“RSAs”)

The following table summarizes RSA activity:

	RSAs Outstanding
	Number of RSAs	Weighted- Average Grant Date Fair Value Per Share

Balance—December 31, 2020	195,919	$0.00034
Vested	(24,004)	0.00034
Balance—March 31, 2021	171,915	$0.00034

The fair value of RSAs vested during the three months ended March 31, 2021 was $0.4 million.

At-the-Market Sales Agreement

In April 2021, we entered into “at-the-market” sales agreements (the “2021 Sales Agreements”), with Cantor Fitzgerald & Co. and SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through Cantor Fitzgerald & Co. and SVB Leerink LLC, as our sales agents. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreements. In April 2021, we sold 2.2 million shares for $35.0 million in gross proceeds under the 2021 Sales Agreements. We have $40.0 million remaining under the 2021 Sales Agreements, which is subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-255099) that expires on April 7, 2024, or upon an effective replacement shelf registration statement.

12. Stock-based Compensation

Equity Incentive Plan

In February 2019, Private Chinook adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Merger, we assumed Aduro’s two equity incentive plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan,” and collectively the “Aduro Plans”). No additional grants may be made from the 2009 Plan; however, shares subject to awards granted under the 2009 Plan that are cancelled or expire unexercised revert to and become available for re-grant under the 2015 Plan. The number of shares subject to and the exercise prices applicable to these outstanding options were adjusted to reflect the one-for-five reverse stock split.

As of March 31, 2021 and December 31, 2020, there were 1,523,632 and 894,227  shares available for future grant, respectively.

Stock Options

The following table summarizes stock option activity:

	Number of Shares Underlying Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
			(In thousands)
Balance—December 31, 2020	5,513,581	$13.24	$38,433
Authorized	—
RSUs granted, net	—
Granted	906,125	15.21
Exercised	(92,181)	5.40	$1,041
Canceled	(116,189)	37.89
Balance—March 31, 2021	6,211,336	$13.19	$36,292
Options exercisable—March 31, 2021	2,212,280	$18.94	$13,882
Options vested and expected to vest—March 31, 2021	6,211,336	$13.19	$36,292

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of our common stock for stock options that were in-the-money at March 31, 2021.

The weighted average grant-date fair value of options granted was $10.33 and $3.45 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the total unrecognized compensation expense related to unvested options was $27.5 million, which is expected to be recognized over a weighted-average period of 3.2 years.

We estimate the fair value of stock options using the Black Scholes option-pricing model. The fair value of stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	6.1	6.1
Volatility	79.2%	79.3%
Risk-free interest rate	0.7%	0.9%
Dividend yield	—	—

Restricted Stock Units (“RSUs”)

The following table summarizes RSU activity:

	RSUs Outstanding
	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2020	440,540	$14.51
Granted	363,207	15.21
Vested	(105)	14.60
Forfeited	(10,957)	14.76
Balance—March 31, 2021	792,685	$14.83

The total fair value of RSUs that vested in the three months ended March 31, 2021 was not material. The fair value of RSUs is determined on the date of grant based on the market price of our common stock on that date. As of March 31, 2021, there was $10.5 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.7 years.

2015 Employee Stock Purchase Plan (“ESPP”)

We had 721,495 shares available for future issuance under the 2015 ESPP as of March 31, 2021.

The fair value of our common stock to be issued under the 2015 ESPP is estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	0.5	—
Volatility	81.5%	0%
Risk-free interest rate	0.1%	0%
Dividend yield	—	—

As of March 31, 2021, the unrecognized stock-based compensation expense related to the ESPP was not material.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,028	$40
General and administrative	1,450	60
Total stock-based compensation expense	$2,478	$100

13. Related Party Transactions

During the three months ended March 31, 2021 and 2020, we subleased part of our office space to an affiliate of a stockholder, at approximately $25,500 per annum base rent plus operating costs. For each of the three months ended March 31, 2021 and 2020, we received less than $0.1 million from such related party for rent and operating expenses. As of March 31, 2021, and December 31, 2020, less than $0.1 million and $0, respectively, was receivable from such related party.

Under a services agreement with an affiliate of a stockholder, such related party has provided us with office space, equipment, furniture, and other services, including outsourced personnel and support services, which are billed to us at cost plus 10 percent markup. For the three months ended March 31, 2021 and 2020, we paid $0 million and $0.1 million, respectively, to the related party for office space, equipment, and other support services. We owed this related party $0.1 million and $0.2 million, which were included in accrued and other current liabilities, as of March 31, 2021, and December 31, 2020, respectively.

14. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 global pandemic. The CARES Act, among other things, permits certain net operating losses (“NOLs”) to be carried back for the preceding five taxable years to offset 100% of taxable income.

No income tax benefit or expense was recorded for the three months ended March 31, 2021 and 2020. Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. We do not see foresee material changes to our gross uncertain income tax positions within the next 12 months.

At December 31, 2020, we had generated net operating loss, or NOL, carryforwards (before tax effects) for federal, state and foreign income tax purposes of $14.4 million, $0.5 million and $21.4 million, respectively. The federal NOL carryforwards do not expire and the state and foreign NOL carryforwards will begin to expire in 2040 and 2026, respectively, if not utilized. In addition, we have foreign business tax credit of $1.3 million to offset future income tax liabilities, which will start to expire in 2039, if not utilized.

Under Section 382 of the Code, changes in a company’s ownership may limit the amount of NOL carryforwards and tax credit carryforwards that may be utilized annually to offset its future taxable income, if any. This limitation generally applies in the event of a cumulative change in ownership of more than 50 percent within a three-year period. Private Chinook and Aduro may have experienced ownership changes under Section 382 in the past and as a result of the Merger. Any such limitation may significantly reduce our ability to utilize NOL carryforwards and tax credit carryforwards before they expire. Consequently, if we achieve profitability, we may not be able to utilize a material portion of Private Chinook’s or Aduro’s NOL carryforwards. As such, no related U.S. deferred tax attributes have been recorded in connection with the Merger. Similarly, the utilization of Aduro’s foreign tax carryforwards may be limited, which are also subject to certain change of control provisions. As a result, no related foreign tax carryforward attributes have been recorded in connection with the Merger.

We file income tax returns in the United States, Canada and the Netherlands. The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2020 . To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. For the Netherlands, the tax administration can impose an additional assessment within five years from the year in which the tax debt originated.

15. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by us (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(37,215)	$(5,149)
Denominator:
Weighted-average shares outstanding	42,319,228	4,464,118
Less: weighted-average unvested restricted shares and shares subject to repurchase	(183,661)	(360,016)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	42,135,567	4,104,102
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(1.25)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	March 31,
	2021	2020
Redeemable convertible preferred stock	—	11,833,614
Conversion of redeemable convertible preferred stock issuable upon settlement of the redeemable convertible preferred stock tranche liability	—	7,158,606
Common stock warrants	3,029	—
Unvested restricted stock units	792,685	—
Unvested restricted stock awards	171,915	343,201
Options to purchase common stock	6,211,336	1,726,341
Total	7,178,965	21,061,762

16. Subsequent Events

 On April 2, 2021, we entered into a definitive agreement with Sairopa B.V. (“Sairopa”), a private company created by Van Herk Royalty B.V. and D.S. Chahal to acquire certain non-renal assets of Chinook in exchange for stock in Sairopa. We will hold such shares until such time as there is a liquidation event in Sairopa. In accordance with the CVR agreement, 50% of any net proceeds received from this transaction by way of a liquidation event of Sairopa by October 4, 2030, net of deductible expenses, will accrue to the benefit of the CVR holders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, an endothelin A receptor antagonist that we in-licensed from AbbVie in late 2019. In March 2021 we initiated the phase 3 ALIGN trial of atrasentan for IgAN, and in April 2021 we initiated the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in development for patients with IgAN and we anticipate presenting interim results from the ongoing phase 1b trial at multiple nephrology conferences in 2021. We are also advancing our third program, CHK-336, which is currently in IND-enabling studies, towards an expected IND submission in late 2021 or early 2022 for the treatment of primary hyperoxaluria, or PH. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights from kidney single cell RNA sequencing, human-derived organoids and new translational models, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways. To support these efforts, we have entered into a strategic collaboration with Evotec. Based on Evotec’s proprietary, comprehensive molecular datasets from thousands of patients across chronic kidney diseases of multiple underlying etiologies, we and Evotec will jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, polycystic kidney disease, or PKD, and other primary glomerular diseases. The collaboration will also involve further characterization of pathways and patient stratification strategies for programs currently in Chinook’s clinical and preclinical pipeline.

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

IgAN is a serious progressive autoimmune disease of the kidney with no approved therapies. Up to 45 percent of IgAN patients progress to end-stage kidney disease, or ESKD. Although IgAN is an orphan disease, we estimate that it affects approximately 140,000 – 150,000 people in the United States, approximately 200,000 people in Europe and several million people in Asia. Galactose-deficient immunoglobulin A1, or Gd-IgA1, is recognized as a critical autoantigen to which IgAN patients develop circulating autoantibodies, resulting in the formation and deposition of immune complexes in the glomeruli of the kidney. This process initiates an inflammatory cascade that damages the glomeruli, resulting in protein and blood leaking into the urine, called proteinuria and hematuria, respectively. Ultimately the filtration function of the kidney is impaired, reducing the ability to remove waste products from the blood. As the disease progresses, these waste products accumulate and can result in potentially life-threatening complications that often lead to the need for dialysis or kidney transplant. Sustained proteinuria is the most widely studied and the strongest predictor for the rate of progression to ESKD in IgAN.

Activation of the endothelin A receptor, or ETA receptor, has been implicated as a key driver of proteinuria, renal cell injury, including podocyte dysfunction and mesangial cell activation, along with promoting kidney inflammation and fibrosis, all resulting in the progression of IgAN. Atrasentan, by blocking ETA, has the potential to provide benefit in multiple chronic kidney diseases by reducing proteinuria and having direct anti-inflammatory and anti-fibrotic effects to preserve kidney function. We in-licensed atrasentan in December 2019 from AbbVie, which previously developed atrasentan for diabetic kidney disease through multiple clinical trials, including the phase 3 SONAR trial, which evaluated atrasentan in over 5,000 patients. We presented new preclinical data elucidating the mechanism of action of atrasentan in IgAN at the ISN World Congress of Nephrology in April 2021, or WCN ’21. In this preclinical study, atrasentan rapidly reduced albuminuria and downregulated intra-renal transcriptional proliferative, inflammatory and fibrotic signaling in the gddY mouse IgAN model. The data also showed that atrasentan attenuated human renal mesangial cell activation induced by endothelin-1 or IgAN patient immune-derived immune complexes in a translational model system.

Based on the encouraging data from SONAR and strong mechanistic rationale, in March 2021 we initiated the phase 3 ALIGN trial of atrasentan in patients with IgAN at high risk of kidney function decline. We chose IgAN as the lead indication for evaluation of atrasentan due to the role of endothelin activation and proteinuria in disease progression, potential improved tolerability of atrasentan in this patient population, high unmet need, and the possibility of submitting an NDA seeking accelerated approval based on surrogate endpoints, including proteinuria. In April 2021 we initiated the phase 2 AFFINITY trial in other proteinuric glomerular diseases, including cohorts of patients with lower proteinuria IgAN, FSGS and Alport syndrome, as well as diabetic kidney disease combined with SGLT2 inhibitors, such as canagliflozin or dapagliflozin, which have recently been shown to provide clinical benefit in patients with diabetic kidney disease. If our trials proceed as planned, we anticipate reporting data from initial cohorts of the AFFINITY trial during 2022, and data for the primary proteinuria endpoint in the ALIGN trial in 2023 to support potential accelerated approval.

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

A phase 1b clinical trial of BION-1301 in healthy volunteers and patients with IgAN is currently ongoing. Parts 1 and 2 of this trial evaluating the safety and tolerability of BION-1301 in healthy volunteers have been completed. In healthy volunteers, BION-1301 was well-tolerated, demonstrated dose-dependent increases in target engagement as measured by free APRIL levels, dose-dependently and durably reduced IgA, IgM and IgG levels (to a lesser extent) and had a half-life of approximately 33 days, suggesting the potential for an extended dosing interval. Recently analyzed data from this study in healthy volunteers were presented at WCN’21 and demonstrated that BION-1301 produced dose-dependent reductions in serum Gd-IgA1 levels that were greater in magnitude than previously reported for total IgA concentrations. We are currently enrolling patients with IgAN in Part 3 of this trial, and we anticipate presenting a small subset of interim data from this trial at the 58th ERA-EDTA conference in June 2021. Patients completing Part 3 may be eligible for a long-term extension study. In addition, we have completed a phase 1 intravenous (IV) to subcutaneous (SC) bioavailability study in healthy volunteers. Results from the bioavailability study were presented at WCN’21. In this study, BION-1301 was well-tolerated when administered by both IV and SC routes in healthy volunteers, the PK profile of BION-1301 was consistent with previous clinical studies, the absorption rate of BION-1301 was typical of a monoclonal antibody and the magnitude of pharmacodynamic responses were largely retained with SC dosing compared to IV dosing. Data generated in this study will be used to enable SC administration of BION-1301 in the ongoing phase 1b and future clinical studies.

CHK-336

Our third clinical development candidate is CHK-336, a liver-targeted oral small molecule lactate dehydrogenase, or LDHA, inhibitor, which we are developing for the treatment of PH. Hyperoxalurias, including PH, are diseases caused by excess oxalate, a potentially toxic metabolite typically filtered by the kidneys and excreted as a waste product in urine. Symptoms of PH include recurrent kidney stones, which when left untreated, can result in kidney failure requiring dialysis or dual kidney/liver transplantation. In patients with hyperoxalurias, excess oxalate combines with calcium to form calcium oxalate crystals that deposit in the kidney, resulting in the formation of painful kidney stones and driving progressive kidney damage over time. PH1, PH2 and PH3 are a group of ultra-rare diseases caused by genetic mutations that result in excess oxalate, and in their most severe forms, can lead to end-stage kidney disease at a young age. We also believe CHK-336 may have potential in the treatment of patients with secondary hyperoxaluria and idiopathic stone formation.

Research and Discovery Programs

Beyond CHK-336, we have active research and discovery efforts focused on other rare, severe kidney diseases. Our overall precision medicine research approach focuses on developing product candidates targeting the most promising molecular pathways identified as key disease drivers in collaboration with key scientific advisors. Our scientific advisors provide valuable guidance on target selection, prioritization and validation strategies, as well as access to technology platforms that support target validation efforts through deep biological insights into human disease mechanisms and translational cellular and animal model systems.

In March 2021, we announced a strategic collaboration with Evotec focused on the joint identification, characterization and validation of novel mechanisms as well as the discovery of precision medicines for lupus nephritis, IgAN, PKD and other primary glomerular diseases. The collaboration will leverage access to the National Unified Renal Translational Research Enterprise (NURTuRE) patient biobank for chronic kidney diseases and nephrotic syndrome as well as Evotec’s proprietary PanOmics platform, which combines enhanced throughput proteomics, high throughput transcriptomics and cell imaging with PanHunter, Evotec’s unique data analysis platform. Through our collaboration with Evotec, we intend to characterize molecular drivers, identify and validate novel targets and drive patient stratification strategies in kidney disease.

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

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates, as well as the development of product candidates pursuant to Aduro’s pre-existing collaboration and license agreements. Research and development costs include employee-related costs; licensing costs; materials and supplies; contracted research and manufacturing; consulting arrangements; allocated costs, such as facility costs; and other expenses incurred to advance our research and development activities. We recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

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

General and Administrative Expenses

General and administrative expenses include employee-related costs, expenses for outside professional services, and other allocated expenses. Employee-related costs consist of salaries, bonuses, severance and benefits. Consulting and outside services consist of legal, accounting and audit services, insurance expenses, investor relations activities, administrative services and other consulting fees. Allocated expenses consist of rent expense related to our offices and research and development facility.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration primarily consists of the change in the fair value of the contingent value rights, or CVR, liability at each reporting period. At the effective time of the Merger, we also entered into an agreement pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one CVR for each outstanding share of Aduro common stock held by such stockholder on such date. Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from milestones and royalties from certain pre-existing agreements and the disposition or licensing of any of Aduro’s non-renal assets, net of any tax, transaction costs and certain other expenses.

Amortization of Intangible Assets

Amortization of intangible assets, excluding goodwill results from the amortization of finite-lived intangible assets acquired in the Merger. Amortization is over a period of 9 to 17 years, with a weighted average period of 16.7 years.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change
	(In thousands)
Collaboration and license revenue	$351	$—	$351
Operating expenses:
Research and development	25,697	2,818	22,879
General and administrative	9,543	1,271	8,272
Change in fair value of contingent consideration	1,839	—	1,839
Amortization of intangible assets	420	—	420
Total operating expenses	37,499	4,089	33,410
Loss from operations	(37,148)	(4,089)	(33,059)
Other income (expense), net	(67)	119	(186)
Change in fair value of redeemable convertible preferred stock tranche liability	—	(1,179)	1,179
Loss before income tax	(37,215)	(5,149)	(32,066)
Income tax benefit	—	—	—
Net loss	$(37,215)	$(5,149)	$(32,066)

Revenue

Total revenue was $0.4 million for the three months ended March 31, 2021, an increase of $0.4 million compared to $0 for the three months ended March 31, 2020. The increase was due to revenue recognized related to research and development services provided under our collaboration agreement with Lilly, which was acquired through the Merger.

Research and Development Expenses

The following table summarizes our research and development costs by program and by category incurred during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(In thousands)
Product Candidates
Atrasentan	$8,727	$835	$7,892
BION-1301	4,081	—	4,081
CHK-336	2,598	864	1,734
Other	3,495	851	2,644
Discovery research and other development costs	4,754	168	4,586
Subtotal	23,655	2,718	20,937
Stock-based compensation expense	1,028	40	988
Facility costs and depreciation	1,014	60	954
Total research and development	$25,697	$2,818	$22,879

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(In thousands)
Contract research and manufacturing	$15,836	$1,212	$14,624
Employee-related costs	5,316	864	4,452
Supplies used in research and development	706	281	425
Stock-based compensation expense	1,028	40	988
Facility costs and depreciation	1,014	60	954
Consulting and outside services	1,495	299	1,196
Other	302	62	240
Total research and development	$25,697	$2,818	$22,879

Research and development expenses were $25.7 million for the three months ended March 31, 2021, an increase of $22.9 million compared to $2.8 million for the three months ended March 31, 2020. The increase was primarily due to external clinical and manufacturing expenses related to the atrasentan and BION-1301 clinical programs; higher employee-related costs, including salaries, benefits and stock-based compensation expense, associated with hiring staff to build out our clinical and development capabilities; increased spending for consulting and outside services; and higher facilities and other costs. The three months ended March 31, 2021 also includes an upfront fee of $3.3 million due to Evotec International GmbH under a research collaboration and license agreement entered into in February 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(In thousands)
Consulting and outside services	$3,167	$340	$2,827
Employee-related costs	3,367	564	2,803
Stock-based compensation expense	1,450	60	1,390
Facility costs and depreciation	910	219	691
Other	649	88	561
Total general and administrative	$9,543	$1,271	$8,272

General and administrative expenses were $9.5 million for the three months ended March 31, 2021, an increase of $8.3 million compared to $1.3 million for the three months ended March 31, 2020. The increase was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expenses associated with the addition of administrative staff to build out our public company infrastructure; higher legal, consulting and other professional services costs; and an increase in facilities and other costs.

Change in fair value of contingent consideration

Change in fair value of contingent consideration expense increased by $1.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the CVR liability resulting from the Merger.

Amortization of intangible assets

Amortization of intangible assets expense increased by $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to amortization of finite-lived intangible assets acquired in the Merger.

Change in fair value of redeemable convertible preferred stock tranche liability

Change in fair value of redeemable convertible preferred stock tranche liability decreased by $1.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the termination of the convertible preferred stock tranche rights pursuant to the terms of the merger agreement.

Liquidity and Capital Resources

As of March 31, 2021, we had $222.6 million in cash, cash equivalents and marketable securities. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. We believe that based on our current business plan, our cash, cash equivalents and marketable securities as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements to the middle of 2023.

We have not generated any revenue from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. As of March 31, 2021, our material cash requirements from known contractual and other obligations include our contractual obligations related to our operating leases. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(28,081)	$(3,488)
Investing activities	7,834	(22)
Financing activities	580	14,467
Effect of exchange rate changes	9	(191)
Net change in cash, cash equivalents, and restricted cash	$(19,658)	$10,766

Operating Activities

Net cash used in operating activities was $28.1 million for the three months ended March 31, 2021, an increase of $24.6 million compared to $3.5 million for the three months ended March 31, 2020. The increase was primarily due to an increased operating loss resulting from increased research and development and general and administrative spending.

Investing Activities

Net cash provided by investing activities was $7.8 million for the three months ended March 31, 2021, an increase of $7.9 million compared to less than $0.1 million cash used for the three months ended March 31, 2020. The increase was primarily due to proceeds from maturities of marketable securities, net of purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2021, a decrease of $13.9 million compared to $14.5 million for the three months ended March 31, 2020. The decrease was primarily due to net proceeds received from the issuance of redeemable convertible preferred stock in the three months ended March 31, 2020.

In April 2021, we entered into the 2021 Sales Agreements with Cantor Fitzgerald & Co. and SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through Cantor Fitzgerald & Co. and SVB Leerink LLC, as our sales agents. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreements. In April 2021, we sold 2.2 million shares for $35.0 million in gross proceeds under the 2021 Sales Agreements. We have $40.0 million remaining under the 2021 Sales Agreements.

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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 7, 2021.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recently Adopted Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our consolidated financial statements, refer to Note 2 “Basis of Presentation and Consolidation, Use of Estimates and Recent Accounting Pronouncements” in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of December 31, 2020, which our management views as an integral part of our disclosure controls and procedures. Management’s assessment identified the following material weaknesses in our internal control over financial reporting: lack of segregation of duties due to lack of sufficient accounting and finance personnel, lack of sufficient entity level controls and lack of a sufficient technology infrastructure to support the financial reporting function.

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

Other than the changes described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since our inception. We incurred net losses of $37.2 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $166.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need to raise additional funding before we become profitable from any potential future sales of atrasentan or our other product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for atrasentan and other product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our existing cash and cash equivalents held as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

Our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, could have a material adverse effect on our business and share price.

Following the merger, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

In preparing our consolidated financial statements as of and for the years ended December 31, 2019 and 2020, we identified material weaknesses in our internal control over financial reporting. We cannot assure you that the material weaknesses identified will be remediated on the timelines currently anticipated by us, or at all, and/or that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report on our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its reporting on internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We in-licensed atrasentan from AbbVie. Atrasentan was previously investigated in a phase 3 clinical trial evaluating the effects of atrasentan on progression of kidney disease in patients with diabetic kidney disease, referred to as the SONAR trial. While patients receiving atrasentan in the SONAR trial had a lower rate of primary composite renal events than patients receiving placebo, the trial accrued measurable primary endpoints at a slower rate than expected, and AbbVie decided to close the study early for corporate strategic reasons. We believe the results of the SONAR trial support further evaluation of atrasentan in IgAN. Although the SONAR trial was not terminated due to safety concerns, further safety issues could be discovered in our phase 3 and phase 2 trials. Based on the data from the SONAR trial, we believe that atrasentan, combined with current standard of care, may have benefits compared to treatment with current standard of care. However, we cannot assure that any potential advantages that we believe atrasentan may have for treatment of patients with proteinuric glomerular diseases will be substantiated by our planned clinical trials or included in the product’s labeling should we obtain approval. Without head-to-head data, we will not be able to make comparative claims with respect to any other treatments. In addition, the patient populations under investigation with atrasentan have many co-morbidities that may cause severe illness or death, which may be attributed to atrasentan in a manner that negatively affects its safety profile. If the results of our clinical trials for atrasentan are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are unanticipated safety concerns or adverse events that emerge during clinical trials, we may have to conduct further preclinical studies and/or clinical trials before obtaining marketing approval, or we may be prevented from or delayed in obtaining marketing approval.

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

For instance, our phase 1b clinical trial of BION-1301 and our phase 3 and phase 2 clinical trials of atrasentan have been and may continue to be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our clinical trials has been and may continue to be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. If the global effort to control the spread of COVID-19 and treat COVID-19 patients continues on the current trajectory for an extended period of time, we risk a delay in activating sites and enrolling subjects as previously projected. Any such delays in our phase 3 ALIGN clinical trial for atrasentan and the clinical trials for our other product candidates could impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans.

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

In response to the COVID-19 pandemic, we have limited access to our offices and have undertaken safety precautions to reduce the risk of transmission in our workforce. Due to mandated local travel restrictions, third parties conducting clinical or manufacturing activities may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

While chronic kidney diseases represent a large market, primary glomerular kidney diseases, including IgAN, to which our lead product candidate is targeted, have relatively low incidence and prevalence. We estimate that IgAN affects approximately 140,000 – 150,000 patients in the United States, approximately 200,000 people in Europe and several million people in Asia. We are also developing CHK-336 for the treatment of primary hyperoxaluria, which is an ultra orphan disease with an even smaller number of patients. Small target patient populations could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients in our trials, or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

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

We intend to use reduction in proteinuria as a surrogate endpoint in our phase 3 ALIGN trial of atrasentan. However, atrasentan may not show a sufficient treatment benefit on the expected surrogate endpoint to satisfy the FDA that the anticipated benefit on loss of renal function will be confirmed in the planned post-marketing phase of the trial. If we decide to submit an NDA seeking accelerated approval or receive an expedited regulatory designation for atrasentan or any of our other product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. If any of our competitors were to receive full approval for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need and accelerated approval of our product candidate would be more difficult or may not occur.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The right of the holders of our contingent value rights, or CVRs, issued prior to the closing of the merger will be contingent solely upon the occurrence of the milestones described in the CVR agreement and the consideration received being greater than the amounts permitted to be withheld or deducted under the CVR Agreement. In April 2021, prior to the disposition period set forth in the CVR agreement, we entered into an agreement with Sairopa B.V., a private company created by Van Herk Royalty B.V. and D.S. Chahal to acquire certain non-renal assets of ours in exchange for stock in Sairopa.  We will hold the equity interests in the new company until there is a liquidity event, upon which 50% of any proceeds, net of any tax, transaction costs and other expenses, will be distributed to CVR holders, provided such liquidity event occurs during the 10-year CVR period. In the event that no CVR milestones occur within the 10-year CVR period specified in the CVR Agreement or the consideration received is not greater than the amounts permitted to be withheld or deducted by us, no payments will be made under the CVR Agreement, and the CVRs will expire valueless.

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

The market price of our common stock is subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of clinical trials and preclinical studies of our product candidates, or those of our competitors or our existing or future collaborators;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	if we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about the combined business, or if they issue adverse or misleading opinions regarding our business and common stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions or market conditions in the pharmaceutical and biotechnology sectors;
•	sales of securities by us or our securityholders in the future;
•	if we fail to raise an adequate amount of capital to fund our operations and continued development of our product candidates;
•	trading volume of our common stock;
•	announcements by competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to precision medicine product candidates, including with respect to other products in such markets;
•	the introduction of technological innovations or new therapies that compete with our potential products; and
•	period-to-period fluctuations in our financial results.

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

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. We currently qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, which allows us to take advantage of many exemptions from disclosure requirements applicable to smaller reporting companies and non-accelerated filers, including not being required to have our independent auditors attest to its internal control over financial reporting under Section 404(a) of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer, a smaller reporting company or otherwise qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and may incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our certificate of incorporation and bylaws provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on the Company’s behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against it arising pursuant to any provisions of the DGCL, its certificate of incorporation or its bylaws, or any action asserting a claim against it that is governed by the internal affairs doctrine. The exclusive forum provision does not apply to actions arising under the Exchange Act. The amended and restated bylaws will also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. The provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own a significant portion of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

We have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You may not have the opportunity to influence our decisions on how to use our cash resources.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Chinook Therapeutics, Inc.
Date: May 12, 2021	By:	/s/ Eric L. Dobmeier
Eric L. Dobmeier
President and Chief Executive Officer
(principal executive officer)

Chinook Therapeutics, Inc.
Date: May 12, 2021	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(principal financial and accounting officer)