Form 10-Q
period 2021-06-30
CHINOOK THERAPEUTICS, INC.
filed 2021-08-12
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of August 10, 2021 was 44,799,736.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Chinook Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$135,466	$187,750
Marketable securities	61,684	59,622
Accounts receivable	467	262
Prepaid expenses and other current assets	5,710	6,447
Total current assets	203,327	254,081
Marketable securities	32,682	3,000
Property and equipment, net	19,359	20,626
Restricted cash	2,074	1,750
Operating lease right-of-use assets	53,157	55,673
Equity method investment	9,972	—
Intangible assets, net	26,854	27,696
In process research & development	36,550	39,295
Goodwill	18,541	22,441
Other assets	5,349	4,440
Total assets	$407,865	$429,002
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	9,221	3,995
Accrued and other current liabilities	11,269	15,674
Operating lease liabilities	3,280	3,045
Deferred revenue	—	95
Total current liabilities	23,770	22,809
Contingent value rights liability	29,050	13,780
Contingent consideration liability	4,780	1,800
Deferred tax liabilities	15,635	16,377
Operating lease liabilities, net of current maturities	37,147	38,709
Other long-term liabilities	754	905
Total liabilities	111,136	94,380
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000 shares authorized as of June 30, 2021 and December 31, 2020; 44,776 and 42,282 shares issued and outstanding at March 31, 2021 and December 31, 2020	4	4
Additional paid-in capital	505,168	463,436
Accumulated deficit	(208,615)	(128,829)
Accumulated other comprehensive income	172	11
Total stockholders’ equity	296,729	334,622
Total liabilities and stockholders’ equity	$407,865	$429,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration and license revenue	$34	$—	$385	$—
Operating expenses:
Research and development	22,787	3,870	48,484	6,688
General and administrative	7,768	3,879	17,311	5,150
Change in fair value of contingent consideration and contingent value rights liabilities	19,557	—	21,396	—
Amortization of intangible assets	422	—	842	—
Total operating expenses	50,534	7,749	88,033	11,838
Gain on sale of assets to equity method investment	7,227	—	7,227	—
Loss from operations	(43,273)	(7,749)	(80,421)	(11,838)
Other income (expense):
Other income (expense), net	(39)	(4)	(106)	115
Change in fair value of redeemable convertible preferred stock tranche liability	—	10	—	(1,169)
Loss before income taxes	(43,312)	(7,743)	(80,527)	(12,892)
Income tax benefit	741	—	741	—
Net loss	$(42,571)	$(7,743)	$(79,786)	$(12,892)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(1.87)	$(1.86)	$(3.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	43,861	4,151	43,004	4,128
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	99	49	137	(166)
Unrealized gain on marketable securities, net of tax of $0	8	—	24	—
Total other comprehensive income (loss)	107	49	161	(166)
Comprehensive loss	$(42,464)	$(7,694)	$(79,625)	$(13,058)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	42,282	$4	$463,436	$(128,829)	$11	334,622
Issuance of common stock upon exercise of stock options and warrants and vesting of restricted stock units	100	—	580	—	—	580
Stock-based compensation expense	—	—	2,478	—	—	2,478
Other comprehensive loss	—	—	—	—	54	54
Net loss	—	—	—	(37,215)	—	(37,215)
Balance at March 31, 2021	42,382	$4	$466,494	$(166,044)	$65	$300,519
Issuance of common stock upon exercise of stock options and warrants, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	178	—	1,188	—	—	1,188
Issuance of common stock under the at-the-market sales agreement, net of offering costs	2,216	—	33,891	—	—	33,891
Stock-based compensation expense	—	—	3,595	—	—	3,595
Other comprehensive income	—	—	—	—	107	107
Net loss	—	—	—	(42,571)	—	(42,571)
Balance at June 30, 2021	44,776	$4	$505,168	$(208,615)	$172	$296,729

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	7,597	$19,835	4,502	$—	$6,095	$(47,207)	$(7)	$(41,119)
Issuance of common stock upon exercise of stock options	—	—	4	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	(40)	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $21	4,237	14,479	—	—	—	—	—	—
Exercise of redeemable convertible preferred stock tranche liability	—	9,723	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	100	—	—	100
Other comprehensive loss	—	—	—	—	—	—	(215)	(215)
Net loss	—	—	—	—	—	(5,149)	—	(5,149)
Balance at March 31, 2020	11,834	$44,037	4,466	$—	$6,196	$(52,356)	$(222)	$(46,382)
Stock-based compensation expense	—	—	—	—	299	—	—	299
Other comprehensive income	—	—	—	—	—	—	49	49
Net loss	—	—	—	—	—	(7,743)	—	(7,743)
Balance at June 30, 2020	11,834	$44,037	4,466	$—	$6,495	$(60,099)	$(173)	$(53,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(79,786)	$(12,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,552	162
Amortization of finance lease right-of-use asset	—	22
Amortization of intangible assets	842	—
Non-cash operating lease expense	2,596	124
Stock-based compensation expense	6,073	399
Change in fair value of redeemable convertible preferred stock tranche liability	—	1,169
Change in fair value of contingent consideration and contingent value rights liabilities	21,396	—
Accretion of discounts and amortization of premiums on marketable securities	(6)
Deferred income tax	(741)	—
Gain on sale of assets to equity method investment	(7,227)	—
Changes in operating assets and liabilities:
Accounts receivable	(205)	—
Prepaid expenses and other assets	(153)	(188)
Accounts payable	5,610	1,362
Accrued and other liabilities	(3,956)	2,752
Operating lease liabilities	(1,413)	(116)
Deferred revenue	(95)	—
Net cash used in operating activities	(55,513)	(7,206)
Cash Flows from Investing Activities
Purchases of marketable securities	(105,328)	—
Proceeds from marketable securities	73,615	—
Purchases of property and equipment	(744)	(400)
Proceeds from sale of property and equipment	267	—
Net cash used in investing activities	(32,190)	(400)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	1
Proceeds from exercise of stock options and warrants	1,768	—
Proceeds from at-the-market sales agreement, net of offering costs	33,891
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	14,479
Repayment of finance lease liability-related party	—	(31)
Net cash provided by financing activities	35,659	14,449
Effect of exchange rate changes on cash, cash equivalents and restricted cash	84	(152)
Net increase (decrease) in cash, cash equivalents and restricted cash	(51,960)	6,691
Cash, cash equivalents and restricted cash at beginning of period	189,500	11,357
Cash, cash equivalents and restricted cash at end of period	$137,540	$18,048
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and in accrued and other current liabilities	$129	$15
Right-of-use asset for office space acquired through leases	$—	$199
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$135,466	$17,901
Restricted cash	2,074	147
Total cash, cash equivalents and restricted cash	$137,540	$18,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Chinook Therapeutics, Inc. (the “Company”, “Chinook”, “we”, “our”, or “us”) is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our lead clinical program is atrasentan, an endothelin receptor antagonist that was in-licensed from AbbVie in late 2019. In March 2021, we initiated the phase 3 ALIGN trial of atrasentan for IgA nephropathy (“IgAN”) and in April 2021, we initiated the phase 2 AFFINITY basket trial of atrasentan for proteinuric glomerular diseases. Our pipeline also includes BION-1301, an anti-APRIL monoclonal antibody that is being evaluated in a phase 1b trial for IgAN, as well as CHK-336, an oral small molecule LDHA inhibitor in preclinical development for the treatment of primary hyperoxaluria. In addition, we are building our precision medicine pipeline through research and discovery programs for other rare, severe chronic kidney diseases. We were incorporated in Delaware and are headquartered in Seattle, Washington.

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

2. Basis of Presentation and Consolidation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial information. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

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

At the effective time of the Merger, we also entered into an agreement pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one contingent value right (“CVR”) for each outstanding share of Aduro common stock held by such stockholder on such date. Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from milestones and royalties from certain pre-existing agreements and the disposition or licensing of any of Aduro’s non-renal assets, net of any tax, and certain other expenses that could be deducted by us.

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2021
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,545	$—	$—	$15,545
Money market funds	114,921	—	—	114,921
Certificate of deposit	—	—	—	—
Commercial paper	5,000	—	—	5,000
U.S. government and agency securities	—	—	—	—
Total cash and cash equivalents	$135,466	$—	$—	$135,466
Marketable securities:
Commercial paper	$52,665	$4	$(5)	$52,664
U.S. government and agency securities	35,677	5	—	35,682
Corporate debt securities	6,021	—	(1)	6,020
Total marketable securities	$94,363	$9	$(6)	$94,366

	December 31, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$5,659	$—	$—	$5,659
Money market funds	113,592	—	—	113,592
Certificate of deposit	157	—	—	157
Commercial paper	40,844	—	—	40,844
U.S. government and agency securities	27,498	—	—	27,498
Total cash and cash equivalents	$187,750	$—	$—	$187,750
Marketable securities:
Commercial paper	$35,089	$—	$—	$35,089
U.S. government and agency securities	26,026	6	(3)	26,029
Corporate debt securities	1,504	—	—	1,504
Total marketable securities	$62,619	$6	$(3)	$62,622

The amortized cost and estimated fair value of our available-for-sale marketable securities by contractual maturity are summarized below as of June 30, 2021 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Mature in one year or less	$61,685	$4	$(5)	$61,684
Mature after one year through two years	32,678	5	(1)	32,682
Total available-for-sale marketable securities	$94,363	$9	$(6)	$94,366

None of our marketable securities were in a continuous unrealized loss position as of June 30, 2021. We review individual securities in our portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. We determined that as of June 30, 2021, there were no investments in its portfolio that were other-than-temporarily impaired.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$130,466	$—	$—	$130,466
Commercial paper	—	—	—	—
U.S. government and agency securities	—	5,000	—	5,000
Total cash and cash equivalents	130,466	5,000	—	135,466
Marketable securities:
Commercial paper	—	52,664	—	52,664
U.S. government and agency securities	—	35,682	—	35,682
Corporate debt securities	—	6,020	—	6,020
Total marketable securities	—	94,366	—	94,366
Total fair value of assets	$130,466	$99,366	$—	$229,832
Liabilities:
Contingent value rights liability	$—	$—	$29,050	$29,050
Contingent consideration liability	—	—	4,780	4,780
Total fair value of liabilities	$—	$—	$33,830	$33,830

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$119,251	$—	$—	$119,251
Certificate of deposit	—	157	—	157
Commercial paper	—	40,844	—	40,844
U.S. government and agency securities	—	27,498	—	27,498
Total cash and cash equivalents	119,251	68,499	—	187,750
Marketable securities:
Commercial paper	—	35,089	—	35,089
U.S. government and agency securities	—	26,029	—	26,029
Corporate debt securities	—	1,504	—	1,504
Total marketable securities	—	62,622	—	62,622
Total fair value of assets	$119,251	$131,121	$—	$250,372
Liabilities:
Contingent value rights liability	$—	$—	$13,780	$13,780
Contingent consideration liability	—	—	1,800	1,800
Total fair value of liabilities	$—	$—	$15,580	$15,580

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

The following table presents a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Contingent Value Rights Liability	Contingent Consideration Liability
Balance at December 31, 2020	$13,780	$1,800
Net change in fair value upon remeasurement	15,270	2,980
Balance at June 30, 2021	$29,050	$4,780

The fair values of the CVR and contingent consideration liabilities related to the Merger are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR and the contingent consideration liabilities related to the Merger, we used a probability-adjusted, scenario-based income approach. For the three and six months ended June 30, 2021, the change in fair value of the CVR and the contingent value rights liabilities related to the Merger was $16.4 million and $18.3 million, respectively, and was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value during the periods, resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck and from the sale of certain of our non-renal assets in exchange for preferred shares in Sairopa during the three months ended June 30, 2021. We will hold the shares in Sairopa until there is a liquidation event at which time, in accordance with the CVR agreement, 50% of any net proceeds will accrue to the benefit of the CVR holders. Refer to Note 15, “Equity Method Investment,” for more information. In addition, we identified measurement period adjustments, which reduced the CVR liability. Refer to Note 7, “Goodwill and Intangible Assets” for more information.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Research and lab equipment	$3,446	$3,616
Computer equipment	1,151	921
Computer software	44	27
Furniture and fixtures	1,106	1,099
Leasehold improvements	16,189	16,111
Total property and equipment	21,936	21,774
Total accumulated depreciation	(2,577)	(1,148)
Property and equipment, net	$19,359	$20,626

Approximately $3.4 million of our property and equipment as of June 30, 2021 is located in Canada.

7. Goodwill and Intangible Assets

Goodwill

The gross carrying amount and net book value of goodwill was $18.5 million at June 30, 2021, all of which resulted from the Merger. During the second quarter of 2021, we identified and recorded measurement period adjustments for taxes related to the merger, which reduced goodwill by $3.9 million from the preliminary purchase price allocation and reduced our deferred tax liabilities by $0.8 million and reduced the CVR liability by $3.1 million. The measurement period adjustments were the result of additional analysis performed and information identified during the second quarter of 2021 based on facts and circumstances that existed as of the merger date. As of June 30, 2021, the preliminary purchase price allocation for the merger with Aduro is subject to change as we use the measurement period, not to exceed one-year, to adequately analyze all the factors used in establishing the asset and liability fair values as of the merger date.

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

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$1,182	$25,503
In-place lease	1,433	82	1,351
Total intangible assets with finite lives	28,118	1,264	26,854
Acquired in-process research and development assets ("IPR&D")	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$1,264	$63,404

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$398	$26,287
In-place lease	1,433	24	1,409
Total intangible assets with finite lives	28,118	422	27,696
Acquired IPR&D assets	39,295	—	39,295
Total intangible and acquired IPR&D assets	$67,413	$422	$66,991

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over a period of 9 to 17 years, with a weighted average period of 16.7 years, and the amortization expense is recorded in operating expenses. We test our Acquired IPR&D assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

Acquired IPR&D decreased by $2.7 million from the sale of certain of our non-renal assets in exchange for stock during the three months ended June 30, 2021. Refer to Note 15, “Equity Method Investment,” for more information.

Amortization expense was $0.4 million and $0 for the three months ended June 30, 2021 and 2020, respectively, and was $0.8 million and $0 for the six months ended June 30, 2021 and 2020, respectively. Based on finite-lived intangible assets recorded as of June 30, 2021, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2021 (remaining six months)	$845
2022	1,722
2023	1,733
2024	1,733
2025	1,733
Thereafter	19,088

8. Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	June 30	December 31,
	2021	2020
Research and development costs	$5,426	$8,135
Compensation and benefits	3,489	4,530
Sublease rent and security deposit	675	1,400
Business taxes and licensing fees	1,052	898
Consulting and outside services	306	499
Other	321	212
Total accrued expenses and other liabilities	$11,269	$15,674

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

We did not recognize any milestone payments for the three and six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, we did not have any payable or receivable balances associated with the License Agreement.

Merck

In connection with the Merger, we became party to an agreement with Merck. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates. All performance obligations of Aduro were completed prior to the Merger. We are eligible to receive future contingent payments, including up to $297.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties at percentages in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized as revenue when earned as we have no performance obligations under this agreement. Any such milestones and royalties earned prior to October 4, 2030 will be payable by us to the holders of the CVRs, net of tax and certain other expenses that could be deducted by us.

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

For the three and six months ended June 30, 2021, we recognized revenue of less than $0.1 million and $0.4 million, respectively, under the Lilly agreement.

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

 As a result of the termination, the only remaining activity under this agreement is reimbursement resulting from development costs that are shared between us and Novartis. We record any amounts paid to Novartis under the agreement as research and development expense and any amounts received from Novartis as an offset to research and development expense. For the three and six months ended June 30, 2021, the amounts recognized under the agreement with Novartis were not material.

10. Commitments and Contingencies

Redeemable Convertible Preferred Stock Tranche Liability

In February 2019, as amended in July 2019, we entered into a Series A financing transaction, pursuant to which we were authorized to issue up to 18,992,220 shares of Series A redeemable convertible preferred stock having a per share par value of $0.0001, at a purchase price of $3.4225 per share.

The terms of the Series A redeemable convertible preferred stock agreement include provisions requiring the investors to purchase, and obligating us to deliver, additional shares of redeemable convertible preferred stock at a specified price in the future based on the achievement of certain development-based milestones by us. The investors are also able to waive the milestone requirements, which provides the investors with an option to purchase additional Series A redeemable convertible preferred stock if the milestone is not met. The rights to purchase additional shares were recorded as a tranche liability at the estimated fair value of the obligation on the date of issuance with the carrying values adjusted at each reporting date for any changes in the estimated fair values. For the three and six months ended June 30, 2020, we recorded less than a $0.1 million and $1.2 million, respectively, for the change in the fair value of the redeemable convertible preferred stock tranche liability.

Upon closing of the Merger, the outstanding redeemable convertible preferred stock tranche rights terminated and all redeemable convertible preferred stock that had been issued converted to common stock.

Leases

We have a total of five operating leases as of June 30, 2021 with remaining lease terms of approximately 6 months to 9 years.

In June 2021, we entered into a sublease agreement for office space in Seattle, Washington (“Seattle Sublease”), which we expect to use as our corporate headquarters. The Seattle Sublease commenced on July 1, 2021 and continues for a period of 58 months. The aggregate estimated base rent payments due over the term of the Seattle Sublease is approximately $5.7 million.

As of June 30, 2021, we are subleasing approximately 100,000 square feet in one of our facilities. Sublease income was $1.4 million and $0 for the three months ended June 30, 2021 and 2020, respectively, which was netted against rent expense. Sublease income was $2.6 million and $0 for the six months ended June 30, 2021, respectively, which was netted against rent expense. Total sublease income to be earned, in aggregate, will be approximately $69.2 million over the remaining term of the sublease agreement.

We maintain a letter of credit as security for one of our leases in the amount of $1.8 million, which is collateralized by a certificate of deposit that is included in restricted cash in our Condensed Consolidated Balance Sheet as of June 30, 2021. Additionally, in connection with the Seattle Sublease, we posted a security deposit of $0.3 million in the form of a letter of credit, which was collateralized by a certificate of deposit and is included in restricted cash in our Condensed Consolidated Balance Sheet as of June 30, 2021.

The maturity of our operating lease liabilities as of June 30, 2021 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2021 (remaining six months)	$2,980
2022	6,124
2023	6,250
2024	6,361
2025	6,475
Thereafter	25,538
Total undiscounted lease payments 1)	53,728
Present value adjustment	13,301
Total net lease liability	$40,427
Net lease liability - current	$3,280
Net lease liability - non-current	37,147
Total net lease liability	$40,427
1)

Excludes future operating lease payments under the Seattle Sublease entered into in June 2021, in addition to future operating lease payments associated with another lease agreement entered into in June 2021, both of which have not commenced. The undiscounted future operating lease payments related to these agreements are approximately $6.9 million. Undiscounted future operating lease payments including these agreements are $ 60.6 million.

Rent expense recognized for operating leases was $2.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and was $4.1 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $0.6 million and less than $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and were $1.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

The following summarizes additional information related to operating leases:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease terms (in years)
Operating leases	8.3	8.8
Weighted-average discount rate
Operating leases	7.1%	7.1%

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

11. Common Stock

Warrants

At June 30, 2021, warrants outstanding were not material.

Restricted Stock Awards (“RSAs”)

The following table summarizes RSA activity:

	RSAs Outstanding
	Number of RSAs (in thousands)	Weighted- Average Grant Date Fair Value Per Share

Balance—December 31, 2020	196	$0.00034
Vested	(48)	0.00034
Balance—June 30, 2021	148	$0.00034

The fair value of RSAs vested during the six months ended June 30, 2021 was $0.8 million.

At-the-Market Sales Agreement

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”), with Cantor Fitzgerald & Co. and SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through Cantor Fitzgerald & Co. and SVB Leerink LLC, as our sales agents. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. In April 2021, we sold 2.2 million shares for $33.9 million in net proceeds under the 2021 Sales Agreement. We have $40.0 million remaining under the 2021 Sales Agreement, which is subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-255099) that expires on April 7, 2024, or upon an effective replacement shelf registration statement.

12. Stock-Based Compensation

Equity Incentive Plan

In February 2019, Private Chinook adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Merger, we assumed Aduro’s two equity incentive plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan,” and collectively the “Aduro Plans”). No additional grants may be made from the 2009 Plan; however, shares subject to awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan. The number of shares subject to and the exercise prices applicable to these awards were adjusted to reflect the one-for-five reverse stock split.

As of June 30, 2021 and December 31, 2020, there were 1.2 million and 0.9 million shares available for future grant, respectively.

Stock Options

The following table summarizes stock option activity:

	Number of Shares Underlying Options (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
			(In thousands)
Balance—December 31, 2020	5,514	$13.24	$38,433
Granted	1,280	15.66
Exercised	(236)	6.23	$2,515
Canceled	(144)	35.77
Balance—June 30, 2021	6,414	$13.48	$29,740
Options exercisable—June 30, 2021	2,385	$17.91	$13,672
Options vested and expected to vest—June 30, 2021	6,414	$13.48	$29,740

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of our common stock for stock options that were in-the-money at June 30, 2021.

The weighted average grant-date fair value of options granted was $10.65 and $3.64 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the total unrecognized compensation expense related to unvested options was $29.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.

We estimate the fair value of stock options using the Black Scholes option-pricing model. The fair value of stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	6.1	6.1	6.1	6.1
Volatility	78.6%	80.3%	79.0%	79.5%
Risk-free interest rate	1.1%	0.4%	0.8%	0.8%
Dividend yield	—	—	—	—

Restricted Stock Units (“RSUs”)

The following table summarizes RSU activity:

	RSUs Outstanding
	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2020	441	$14.51
Granted	466	15.43
Vested	(15)	14.74
Forfeited	(16)	14.81
Balance—June 30, 2021	876	$14.99

The total fair value of RSUs that vested in the six months ended June 30, 2021 was $0.2 million. The fair value of RSUs is determined on the date of grant based on the market price of our common stock on that date. As of June 30, 2021, there was $11.1 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

2015 Employee Stock Purchase Plan (“ESPP”)

We had 0.7 million shares available for future issuance under the 2015 ESPP as of June 30, 2021.

The fair value of our common stock to be issued under the 2015 ESPP is estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	0.5	—	0.5	—
Volatility	60.9%	0%	60.9%	0%
Risk-free interest rate	0.0%	0%	0.0%	0%
Dividend yield	—	—	—	—

As of June 30, 2021, the unrecognized stock-based compensation expense related to the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,732	$143	$2,760	$183
General and administrative	1,863	156	3,313	216
Total stock-based compensation expense	$3,595	$299	$6,073	$399

13. Income Taxes

We recorded income tax benefit of $0.7 million for the three and six months ended June 30, 2021. No income tax benefit or expense was recorded for the three and six months ended June 30, 2020.  Our effective tax rate was 1.7% and 0.9% for the three and six months ended June 30, 2021, respectively.  The effective tax rate is lower than the statutory tax rate of 21% primarily due to us maintaining a full valuation allowance against our net deferred tax assets, offset by deferred tax benefits associated with the sale of certain non-renal assets.

14. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by us (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(42,571)	$(7,743)	$(79,786)	$(12,892)
Denominator:
Weighted-average shares outstanding	44,021	4,466	43,176	4,465
Less: weighted-average unvested restricted shares and shares subject to repurchase	(160)	(315)	(172)	(337)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	43,861	4,151	43,004	4,128
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(1.87)	(1.86)	(3.12)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	11,834	—	11,834
Conversion of redeemable convertible preferred stock issuable upon settlement of the redeemable convertible preferred stock tranche liability	—	7,159	—	7,159
Unvested restricted stock units	876	—	876	—
Unvested restricted stock awards	148	297	148	297
Options to purchase common stock	6,414	2,007	6,414	2,007
Total	7,438	21,297	7,438	21,297

15. Equity Method Investment

 On April 2, 2021, we entered into a definitive agreement with Sairopa B.V. (“Sairopa”), a private company created by Van Herk Royalty B.V. and D.S. Chahal (the “Sairopa Investors”) to acquire certain non-renal assets of Chinook in exchange for preferred stock in Sairopa. We will hold such shares until such time as there is a liquidation event in Sairopa. In accordance with the CVR agreement, 50% of any net proceeds received from this transaction by way of a liquidation event of Sairopa by October 4, 2030, net of taxes and certain expenses that could be deducted by us, will accrue to the benefit of the CVR holders.

As of June 30, 2021, we own a 44% interest in Sairopa. We determined that we have the ability to exercise significant influence over Sairopa but do not have a controlling interest. Therefore, the investment in Sairopa was accounted for using the equity method. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Sairopa Investors provided an initial capitalization of 12.5 million Euros. We recorded the equity method investment at $10.0 million, which is the fair value of the equity received by us in exchange for the non-renal assets. The sale of the non-renal assets to Sairopa resulted in a $7.2 million gain, which is the difference between the fair value of the equity received and the carrying value of the non-renal assets. The gain is reported in our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2021.

Our equity method investment is reported at cost and adjusted each period for our share of the investee’s income or loss, which are reported in our Condensed Consolidated Statement of Operations on a one quarter lag. We assess our equity method investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, an endothelin A receptor antagonist that we in-licensed from AbbVie in late 2019. In March 2021 we initiated the phase 3 ALIGN trial of atrasentan for IgAN, and in April 2021 we initiated the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in development for patients with IgAN and we anticipate presenting results from the ongoing phase 1b trial at future nephrology conferences, including ASN in November 2021. We are also advancing our third program, CHK-336, which is currently in IND-enabling studies, towards an expected start of a phase 1 clinical trial in the first quarter of 2022 for the treatment of primary hyperoxaluria, or PH. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights from kidney single cell RNA sequencing, human-derived organoids and new translational models, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways. To support these efforts, we have entered into a strategic collaboration with Evotec SE, or Evotec, to jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, polycystic kidney disease, or PKD, and other primary glomerular diseases. The collaboration will also involve further characterization of pathways and patient stratification strategies for programs currently in Chinook’s clinical and preclinical pipeline.

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

IgAN, the leading cause of primary glomerulonephritis, is a serious progressive autoimmune disease of the kidney with no approved therapies. Up to 45 percent of IgAN patients progress to end-stage kidney disease, or ESKD. Although IgAN is an orphan disease, we estimate that it affects approximately 140,000 – 150,000 people in the United States, approximately 200,000 people in Europe and several million people in Asia. Galactose-deficient immunoglobulin A1, or Gd-IgA1, is recognized as a critical autoantigen to which IgAN patients develop circulating autoantibodies, resulting in the formation and deposition of immune complexes in the glomeruli of the kidney. This process initiates an inflammatory cascade that damages the glomeruli, resulting in protein and blood leaking into the urine, called proteinuria and hematuria, respectively. Ultimately the filtration function of the kidney is impaired, reducing the ability to remove waste products from the blood. As the disease progresses, these waste products accumulate and can result in potentially life-threatening complications that often lead to the need for dialysis or kidney transplant. Sustained proteinuria is the most widely studied and the strongest predictor for the rate of progression to ESKD in IgAN.

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

A phase 1b clinical trial of BION-1301 is currently ongoing. Parts 1 and 2 of this trial evaluating the safety and tolerability of BION-1301 in healthy volunteers have been completed. In healthy volunteers, BION-1301 was well-tolerated, demonstrated dose-dependent increases in target engagement as measured by free APRIL levels, dose-dependently and durably reduced IgA, IgM and IgG levels (to a lesser extent) and had a half-life of approximately 33 days, suggesting the potential for an extended dosing interval. Recently analyzed data in healthy volunteers from this trial were presented at WCN’21. In this trial, BION-1301 produced dose-dependent reductions in serum Gd-IgA1 levels that were greater in magnitude than previously reported for total IgA concentrations.

In addition, we have completed a phase 1 intravenous, or IV, to subcutaneous, or SC, bioavailability study in healthy volunteers. Results from the bioavailability study were presented at WCN’21. In this study, BION-1301 was well-tolerated when administered by both IV and SC routes in healthy volunteers, the pharmacokinetic profile of BION-1301 was consistent with previous clinical studies, the absorption rate of BION-1301 was typical of a monoclonal antibody and the magnitude of pharmacodynamic responses were largely retained with SC dosing compared to IV dosing.

We are currently enrolling patients with IgAN in Part 3 of this trial, and we presented a subset of interim data from this trial at the 58th ERA-EDTA conference in June 2021. The interim data presented was from the first several patients with IgAN enrolled in Cohort 1 of Part 3, in which patients were dosed with 450 mg of BION-1301 IV every two weeks. The preliminary data that were presented at the conference demonstrate that BION-1301 was generally well-tolerated to date in patients with IgAN, with no serious adverse events or treatment discontinuations due to adverse events. The pharmacokinetics of BION-1301 observed in patients with IgAN are consistent with those previously reported in healthy volunteers and are sufficient to drive rapid and sustained reductions in free APRIL levels. BION-1301 has durably reduced Gd-IgA1, IgA, IgM, and to a lesser extent, IgG levels in patients with IgAN.

BION-1301 demonstrated a clinically meaningful mean reduction in 24-hour proteinuria (UPCR) in the first several patients enrolled in the study, providing initial proof-of-concept for BION-1301 in IgAN.

We expect to complete enrollment of Cohort 1 in the third quarter of 2021, and then transition to SC dosing for future cohorts of the study. Patients in Cohort 2 will receive a SC dose of 600 mg of BION-1301 every two weeks for up to 52 weeks. Recent amendments to the design of Part 3 also include the option for a third cohort of patients to receive a SC dose of BION-1301 at a dose and schedule that would be determined based on data generated from Cohort 2. Moving forward with Cohort 3 may help us better understand the SC dose-response relationship prior to the next phase of development.

We have taken a number of actions this year to improve enrollment dynamics in this study, including streamlining the protocol, adding new experienced nephrology investigative sites, and increasing physician and patient awareness and enthusiasm about BION-1301. Going forward, we also expect to benefit from improved COVID-19 environments in many geographies. We plan to present additional and more mature data from this study at future nephrology conferences, including ASN in November 2021.

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

Components of Operating Results

Collaboration and License Revenue

We have not generated any revenue from product sales. Prior to the completion of the Merger, Aduro generated revenue from collaboration and license agreements. These collaboration agreements may have included the transfer of intellectual property rights in the form of licenses, promises to provide research and development services and promises to participate on certain development committees with the collaboration party. The terms of such agreements included payment to Aduro of one or more of the following: nonrefundable upfront fees, payment for research and development services, development, regulatory and commercial milestone payments, and royalties on net sales of licensed products.

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

Change in Fair Value of Contingent Consideration and Contingent Value Rights Liabilities

At the effective time of the Merger, we also entered into an agreement pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one contingent value right, or CVR for each outstanding share of Aduro common stock held by such stockholder on such date. Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from milestones and royalties from certain pre-existing agreements and the disposition or licensing of any of Aduro’s non-renal assets, net of any tax, and certain other expenses that could be deducted by us. Change in the fair value of the contingent consideration and CVR liability at each reporting consists of the changes in this contractual right.

Amortization of Intangible Assets

Amortization of intangible assets, excluding goodwill results from the amortization of finite-lived intangible assets acquired in the Merger. Amortization is over a period of 9 to 17 years, with an original weighted average period of 16.7 years.

Gain on Sale of Assets to Equity Method Investment

We entered into an agreement with Sairopa B.V., or Sairopa, to acquire certain of our non-renal assets in exchange for preferred stock in Sairopa during the second quarter of 2021. The sale of the non-renal assets to Sairopa resulted in a $7.2 million gain, which is the difference between the fair value of the equity received and the carrying value of the non-renal assets. The gain is reported in our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2021.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
	(In thousands)
Collaboration and license revenue	$34	$—	$34
Operating expenses:
Research and development	22,787	3,870	18,917
General and administrative	7,768	3,879	3,889
Change in fair value of contingent consideration and contingent value rights liabilities	19,557	—	19,557
Amortization of intangible assets	422	—	422
Total operating expenses	50,534	7,749	42,785
Gain on sale of assets to equity method investment	7,227	—	7,227
Loss from operations	(43,273)	(7,749)	(35,524)
Other expense, net	(39)	(4)	(35)
Change in fair value of redeemable convertible preferred stock tranche liability	—	10	(10)
Loss before income taxes	(43,312)	(7,743)	(35,569)
Income tax benefit	741	—	741
Net loss	$(42,571)	$(7,743)	$(34,828)

Collaboration and License Revenue

Collaboration and license revenue was less than $0.1 million for the three months ended June 30, 2021 compared to $0 for the three months ended June 30, 2020. Revenue recognized was related to the research and development services provided under our collaboration agreement with Lilly, which was acquired through the Merger.

Research and Development Expenses

The following table summarizes our research and development costs by program and by category incurred during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(In thousands)
Product Candidates
Atrasentan	$10,327	$1,436	$8,891
BION-1301	2,094	—	2,094
CHK-336	2,432	753	1,679
Other	3,221	194	3,027
Discovery research and other development costs	2,484	971	1,513
Subtotal	20,558	3,354	17,204
Stock-based compensation expense	1,732	143	1,589
Facility costs and depreciation	497	373	124
Total research and development	$22,787	$3,870	$18,917

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(In thousands)
Contract research and manufacturing	$11,248	$1,388	$9,860
Employee-related costs	5,728	1,576	4,152
Supplies used in research and development	726	243	483
Stock-based compensation expense	1,732	143	1,589
Facility costs and depreciation	497	373	124
Consulting and outside services	2,526	29	2,497
Other	330	118	212
Total research and development	$22,787	$3,870	$18,917

Research and development expenses were $22.8 million for the three months ended June 30, 2021, an increase of $18.9 million compared to $3.9 million for the three months ended June 30, 2020. The increase was primarily due to external clinical and manufacturing expenses related to the atrasentan and BION-1301 clinical programs; higher employee-related costs, including salaries, benefits and stock-based compensation expense, associated with hiring staff to build out our clinical and development capabilities; increased spending for consulting and outside services; and higher facilities and other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(In thousands)
Consulting and outside services	$2,084	$3,191	$(1,107)
Employee-related costs	2,574	570	2,004
Stock-based compensation expense	1,863	156	1,707
Facility costs and depreciation	809	(102)	911
Other	438	64	374
Total general and administrative	$7,768	$3,879	$3,889

General and administrative expenses were $7.8 million for the three months ended June 30, 2021, an increase of $3.9 million compared to $3.9 million for the three months ended June 30, 2020. The increase was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expenses associated with the addition of administrative staff to build out our public company infrastructure and an increase in facilities and other costs.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration expense increased by $19.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase primarily resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck and from the sale of certain of our non-renal assets in exchange for preferred shares in Sairopa. During the second quarter of 2021, Merck informed us that they intend to explore the potential benefit of the product candidate MK-5890, previously out-licensed to Merck by Aduro, in a phase 2 clinical study for a new indication. This could result in potential milestone and royalty payments for the benefit of the CVR holders.

Amortization of intangible assets

Amortization of intangible assets expense increased by $0.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to amortization of finite-lived intangible assets acquired in the Merger.

Gain on sale of assets to equity method investment

Gain on sale of assets to equity method investment increased $7.2 million for three months ended June 30, 2021 resulting from the agreement to sell certain non-renal assets of ours in exchange for stock in Sairopa during the second quarter of 2021. The gain is the difference between the fair value of the equity received and the carrying value of the non-renal assets.

Change in fair value of redeemable convertible preferred stock tranche liability

Change in fair value of redeemable convertible preferred stock tranche liability decreased by less than $0.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to the termination of the convertible preferred stock tranche rights pursuant to the terms of the merger agreement.

Benefit for income taxes

We recorded a benefit for income taxes of $0.7 million for the three months ended June 30, 2021, primarily resulting from deferred tax benefits associated with the sale of certain non-renal assets.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
	(In thousands)
Collaboration and license revenue	$385	$—	$385
Operating expenses:
Research and development	48,484	6,688	41,796
General and administrative	17,311	5,150	12,161
Change in fair value of contingent consideration and contingent value rights liabilities	21,396	—	21,396
Amortization of intangible assets	842	—	842
Total operating expenses	88,033	11,838	76,195
Gain on sale of assets to equity method investment	7,227	—	7,227
Loss from operations	(80,421)	(11,838)	(68,583)
Other income (expense), net	(106)	115	(221)
Change in fair value of redeemable convertible preferred stock tranche liability	—	(1,169)	1,169
Loss before income taxes	(80,527)	(12,892)	(67,635)
Income tax benefit	741	—	741
Net loss	$(79,786)	$(12,892)	$(66,894)

Collaboration and License Revenue

Collaboration and license revenue was $0.4 million for the six months ended June 30, 2021 compared to $0 for the six months ended June 30, 2020. Revenue recognized was related to the research and development services provided under our collaboration agreement with Lilly, which was acquired through the Merger.

Research and Development Expenses

The following table summarizes our research and development costs by program and by category incurred during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(In thousands)
Product Candidates
Atrasentan	$19,054	$2,271	$16,783
BION-1301	6,175	—	6,175
CHK-336	5,030	1,617	3,413
Other	6,716	1,045	5,671
Discovery research and other development costs	7,238	1,139	6,099
Subtotal	44,213	6,072	38,141
Stock-based compensation expense	2,760	183	2,577
Facility costs and depreciation	1,511	433	1,078
Total research and development	$48,484	$6,688	$41,796

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(In thousands)

Contract research and manufacturing	$27,084	$2,600	$24,484
Employee-related costs	11,044	2,440	8,604
Supplies used in research and development	1,432	524	908
Stock-based compensation expense	2,760	183	2,577
Facility costs and depreciation	1,511	433	1,078
Consulting and outside services	4,021	328	3,693
Other	632	180	452
Total research and development	$48,484	$6,688	$41,796

Research and development expenses were $48.5 million for the six months ended June 30, 2021, an increase of $41.8 million compared to $6.7 million for the six months ended June 30, 2020. The increase was primarily due to external clinical and manufacturing expenses related to the atrasentan and BION-1301 clinical programs; higher employee-related costs, including salaries, benefits and stock-based compensation expense, associated with hiring staff to build out our clinical and development capabilities; increased spending for consulting and outside services; and higher facilities and other costs. The six months ended June 30, 2021 also includes an upfront fee of $3.3 million due to Evotec International GmbH under a research collaboration and license agreement entered into in February 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(In thousands)
Consulting and outside services	$5,251	$3,531	$1,720
Employee-related costs	5,941	1,134	4,807
Stock-based compensation expense	3,313	216	3,097
Facility costs and depreciation	1,719	117	1,602
Other	1,087	152	935
Total general and administrative	$17,311	$5,150	$12,161

General and administrative expenses were $17.3 million for the six months ended June 30, 2021, an increase of $12.2 million compared to $5.2 million for the six months ended June 30, 2020. The increase was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expenses associated with the addition of administrative staff to build out our public company infrastructure; higher legal, consulting and other professional services costs; and an increase in facilities and other costs.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities expense increased by $21.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase primarily resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck and from the sale of certain of our non-renal assets in exchange for preferred shares in Sairopa. During the second quarter of 2021, Merck informed us that they intend to explore the potential benefit of the product candidate MK-5890, previously out-licensed to Merck by Aduro, in a phase 2 clinical study for a new indication. This could result in potential milestone and royalty payments for the benefit of the CVR holders.

Amortization of intangible assets

Amortization of intangible assets expense increased by $0.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to amortization of finite-lived intangible assets acquired in the Merger.

Gain on sale of assets to equity method investment

Gain on sale of assets to equity method investment increased $7.2 million for six months ended June 30, 2021, resulting from the agreement to sell certain non-renal assets of ours in exchange for stock in Sairopa during the second quarter of 2021. The gain is the difference between the fair value of the equity received and the carrying value of the non-renal assets.

Change in fair value of redeemable convertible preferred stock tranche liability

Change in fair value of redeemable convertible preferred stock tranche liability decreased by $1.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to the termination of the convertible preferred stock tranche rights pursuant to the terms of the merger agreement.

Benefit for income taxes

We recorded a benefit for income taxes of $0.7 million for the six months ended June 30, 2021, primarily resulting from deferred tax benefits associated with the sale of certain non-renal assets.

Liquidity and Capital Resources

As of June 30, 2021, we had $229.8 million in cash, cash equivalents and marketable securities. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. We believe that based on our current business plan, our cash, cash equivalents and marketable securities as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements through the middle of 2023.

We have not generated any revenue from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. As of June 30, 2021, our material cash requirements from known contractual and other obligations include our contractual obligations related to our operating leases. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(55,513)	$(7,206)
Investing activities	(32,190)	(400)
Financing activities	35,659	14,449
Effect of exchange rate changes	84	(152)
Net change in cash, cash equivalents, and restricted cash	$(51,960)	$6,691

Operating Activities

Net cash used in operating activities was $55.5 million for the six months ended June 30, 2021, an increase of $48.3 million compared to $7.2 million for the six months ended June 30, 2020. The increase was primarily due to an increased operating loss resulting from increased research and development and general and administrative spending.

Investing Activities

Net cash used in investing activities was $32.2 million for the six months ended June 30, 2021, an increase of $31.8 million compared $0.4 million cash used for the six months ended June 30, 2020. The increase was primarily due to net purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $35.7 million for the six months ended June 30, 2021, an increase of $21.2 million compared to $14.4 million for the six months ended June 30, 2020. The increase was primarily due to net proceeds received from the sales of shares of our common stock through the at-the-market sales agreement during the six months ended June 30, 2021.

In April 2021, we entered into the 2021 Sales Agreement with Cantor Fitzgerald & Co. and SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through Cantor Fitzgerald & Co. and SVB Leerink LLC, as our sales agents. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. During the six months ended June 30, 2021, we sold 2.2 million shares for $33.9 million in net proceeds under the 2021 Sales Agreement. We have $40.0 million remaining under the 2021 Sales Agreement. In addition, proceeds from the exercise of stock options and warrants totaled $1.8 million during the six months ended June 30, 2021, an increase of $1.8 million compared to zero for the six months ended June 30, 2020.

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

There have been no material changes in our critical accounting policies during the six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting

Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 7, 2021.

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

Our management, under the supervision of our President and Chief Executive Officer and our Chief Financial Officer, has undertaken a plan to remediate the material weaknesses identified above. The remediation efforts summarized below, which are in the process of being implemented, are intended to address the identified material weaknesses.

(i)

In November 2020, we hired a permanent Chief Financial Officer with substantial experience in the biotechnology industry, whose responsibilities include working with existing employees and third-party consultants to improve the design, implementation, execution and supervision of the company’s internal control over financial reporting.

(ii)

We have hired additional finance, accounting and information technology employees with appropriate experience, certification, education and training. This includes a senior information technology leader and additional accounting staff, who are already onboard, as well as a senior accounting leader who joined us in March 2021. This individual has significant experience in technical accounting matters and internal controls commensurate with public company reporting requirements. During the second quarter of 2021, we hired additional qualified personnel to critical accounting leadership roles, who we expect to significantly contribute to the remediation of our material weaknesses.

(iii)

We integrated the accounting systems of Private Chinook and Aduro in 2021, and are updating our formal accounting policies, procedures and controls, including preparation and review of account reconciliations, review of journal entries and controls over period end financial reporting, as well as information technology general controls. During the second quarter of 2021, we implemented procedures for the preparation and review of reconciliations and journal entries, in addition to implementing procedures over several other areas that support our financial reporting. We will continue to enhance or modify these procedures and controls in future periods as needed. We also engaged third-party service providers, who we plan to utilize in the future to implement certain information technology general controls associated with our accounting general ledger.

(iv)

We have assigned responsibilities among our expanded staff to enable improved segregation of duties. During the second quarter of 2021, we also began evaluating systems and processes for proper segregation of duties.

In addition to the items above, during the second quarter of 2021, we engaged a third-party service provider to complete an independent risk assessment of our internal control over financial reporting to evaluate sources of potential risks to our financial statements. This also included an assessment of key systems supporting financial reporting in order to improve the design and operating effectiveness of information technology general controls. As a result of this risk assessment, we identified and designed key controls across several processes supporting internal control over financial reporting and developed a workplan for remediation of the enhancements identified.

We believe that the implementation of the above steps has already allowed us to make progress on addressing a number of the deficient controls within our internal control environment, which will help facilitate the remediation of the material weaknesses identified above. As we continue to evaluate and work to improve our internal control over financial reporting, we will take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. However, we require additional time to complete the design and implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting.

Other than the changes described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since our inception. We incurred net losses of $42.6 million and $79.8 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $208.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need to raise additional funding before we become profitable from any potential future sales of atrasentan or our other product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for atrasentan and other product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our existing cash and cash equivalents held as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidate, atrasentan, an endothelin receptor antagonist, for the treatment of proteinuric glomerular diseases. We initiated the ALIGN phase 3 clinical trial of atrasentan, for the treatment of IgAN in March 2021, and in April 2021 we initiated the phase 2 AFFINITY clinical trial for certain proteinuric glomerular diseases. In addition, we are conducting a phase 1 clinical trial of BION-1301 for the treatment of IgAN and expect to present interim results later in 2021. We also plan to advance our CHK-336 program in primary hyperoxaluria towards a phase 1 clinical trial expected to begin in the first quarter of 2022, and are advancing multiple research programs for rare, severe chronic kidney diseases. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of atrasentan and our other product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

There have been legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA, including measures taken during the Trump administration. By way of example, the Tax Cuts and Jobs Act, or the TCJA, was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In June 2021, the U.S. Supreme Court held that plaintiffs did not have standing to challenge constitutionality of the individual mandate. It is unclear whether there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

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

The right of the holders of our contingent value rights, or CVRs, issued prior to the closing of the merger will be contingent solely upon the occurrence of the milestones described in the CVR agreement and the consideration received being greater than the amounts that could be deducted by us under the CVR Agreement. In April 2021, prior to the disposition period set forth in the CVR agreement, we entered into an agreement with Sairopa, a private company created by Van Herk Royalty B.V. and D.S. Chahal to acquire certain of our non-renal assets in exchange for stock in Sairopa. We will hold our equity interests in Sairopa until there is a liquidity event, upon which 50% of any proceeds, net of any tax, and certain other expenses that could be deducted by us, will be distributed to CVR holders, provided such liquidity event occurs during the 10-year CVR period. In the event that no CVR milestones occur within the 10-year CVR period specified in the CVR Agreement or the consideration received is not greater than the amounts that could be deducted by us, no payments will be made under the CVR Agreement, and the CVRs will expire valueless.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24	Sublease between the Registrant and Wireless Advocates LLC dated May 24, 2021.					X

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Chinook Therapeutics, Inc.
Date: August 12, 2021	By:	/s/ Eric L. Dobmeier
Eric L. Dobmeier
President and Chief Executive Officer
(principal executive officer)

Chinook Therapeutics, Inc.
Date: August 12, 2021	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(principal financial and accounting officer)