Form 10-Q
period 2021-09-30
CHINOOK THERAPEUTICS, INC.
filed 2021-11-08
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37345

CHINOOK THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	94-3348934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Fairview Avenue North, Suite 900

Seattle, WA 98109

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

The number of shares of Registrant’s Common Stock outstanding as of November 4, 2021 was 45,072,695.

Table of Contents

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	71
EXHIBIT INDEX		72
SIGNATURES		73

Chinook Therapeutics, Inc., (the “Company” or “Chinook”), is a clinical-stage biopharmaceutical company. On October 5, 2020, Aduro Biotech, Inc.(“Aduro”), completed its business combination with Private Chinook, as defined below, in accordance with the terms of a merger agreement dated June 1, 2020 and amended on August 17, 2020 (the “Merger”). In this Quarterly Report on Form 10-Q, the term “Private Chinook” refers to Chinook Therapeutics U.S., Inc. prior to the consummation of the merger described in this report and references to the terms “Chinook”, the "Company”, “we”, “our” and “us” refer to Private Chinook, prior to the consummation of the Merger described in this report and Chinook Therapeutics, Inc. (formerly known as Aduro Biotech, Inc.) and its subsidiaries upon the consummation of the merger described in this report. The term "Aduro" refers to Aduro Biotech, Inc. and its subsidiaries prior to the Merger described in this report.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Chinook Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$108,522	$187,750
Marketable securities	75,513	59,622
Accounts receivable	11	262
Prepaid expenses and other current assets	2,496	6,447
Total current assets	186,542	254,081
Marketable securities	20,739	3,000
Property and equipment, net	19,327	20,626
Restricted cash	2,074	1,750
Operating lease right-of-use assets	56,948	55,673
Equity method investment	9,888	—
Intangible assets, net	26,432	27,696
In-process research & development	36,550	39,295
Goodwill	18,541	22,441
Other assets	6,243	4,440
Total assets	$383,284	$429,002
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	5,511	3,995
Accrued and other current liabilities	13,867	15,674
Operating lease liabilities	4,194	3,045
Deferred revenue	—	95
Total current liabilities	23,572	22,809
Contingent value rights liability	29,327	13,780
Contingent consideration liability	4,670	1,800
Deferred tax liabilities	15,172	16,377
Operating lease liabilities, net of current maturities	40,763	38,709
Other long-term liabilities	—	905
Total liabilities	113,504	94,380
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000 shares authorized as of September 30, 2021 and December 31, 2020; 44,830 and 42,282 shares issued and outstanding at September 30, 2021 and December 31, 2020	4	4
Additional paid-in capital	508,714	463,436
Accumulated deficit	(239,311)	(128,829)
Accumulated other comprehensive income	373	11
Total stockholders’ equity	269,780	334,622
Total liabilities and stockholders’ equity	$383,284	$429,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration and license revenue	$4	$—	$389	$—
Operating expenses:
Research and development	23,573	7,575	72,057	14,263
General and administrative	6,847	2,898	24,158	8,048
Change in fair value of contingent consideration and contingent value rights liabilities	167	—	21,563	—
Amortization of intangible assets	423	—	1,265	—
Total operating expenses	31,010	10,473	119,043	22,311
Gain on sale of assets to equity method investment	—	—	7,227	—
Loss from operations	(31,006)	(10,473)	(111,427)	(22,311)
Other income (expense):
Other income (expense), net	(69)	20	(175)	135
Change in fair value of redeemable convertible preferred stock tranche liability	—	(8,364)	—	(9,533)
Loss before income taxes and share of net loss of equity method investment	(31,075)	(18,817)	(111,602)	(31,709)
Income tax benefit	463	—	1,204	—
Share of net loss of equity method investment	(84)	—	(84)	—
Net loss	$(30,696)	$(18,817)	$(110,482)	$(31,709)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(4.50)	$(2.54)	$(7.65)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,661	4,185	43,563	4,147
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	202	87	339	(79)
Unrealized gain on marketable securities, net of tax of $0	(1)	—	23	—
Total other comprehensive income (loss)	201	87	362	(79)
Comprehensive loss	$(30,495)	$(18,730)	$(110,120)	$(31,788)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	42,282	$4	$463,436	$(128,829)	$11	334,622
Issuance of common stock upon exercise of stock options and warrants and vesting of restricted stock units	100	—	580	—	—	580
Stock-based compensation expense	—	—	2,478	—	—	2,478
Other comprehensive loss	—	—	—	—	54	54
Net loss	—	—	—	(37,215)	—	(37,215)
Balance at March 31, 2021	42,382	$4	$466,494	$(166,044)	$65	$300,519
Issuance of common stock upon exercise of stock options and warrants, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	178	—	1,188	—	—	1,188
Issuance of common stock under the at-the-market sales agreement, net of offering costs	2,216	—	33,891	—	—	33,891
Stock-based compensation expense	—	—	3,595	—	—	3,595
Other comprehensive income	—	—	—	—	107	107
Net loss	—	—	—	(42,571)	—	(42,571)
Balance at June 30, 2021	44,776	$4	$505,168	$(208,615)	$172	$296,729
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	54	—	259	—	—	259
Issuance of common stock under the at-the-market sales agreement, net of offering costs	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,287	—	—	3,287
Other comprehensive loss	—	—	—	—	201	201
Net loss	—	—	—	(30,696)	—	(30,696)
Balance at September 30, 2021	44,830	$4	$508,714	$(239,311)	$373	$269,780

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	7,597	$19,835	4,502	$—	$6,095	$(47,207)	$(7)	$(41,119)
Issuance of common stock upon exercise of stock options	—	—	4	—	1	—	—	1
Repurchase of unvested restricted stock awards	—	—	(40)	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $21	4,237	14,479	—	—	—	—	—	—
Exercise of redeemable convertible preferred stock tranche liability	—	9,723	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	100	—	—	100
Other comprehensive loss	—	—	—	—	—	—	(215)	(215)
Net loss	—	—	—	—	—	(5,149)	—	(5,149)
Balance at March 31, 2020	11,834	$44,037	4,466	$—	$6,196	$(52,356)	$(222)	$(46,382)
Stock-based compensation expense	—	—	—	—	299	—	—	299
Other comprehensive income	—	—	—	—	—	—	49	49
Net loss	—	—	—	—	—	(7,743)	—	(7,743)
Balance at June 30, 2020	11,834	$44,037	4,466	$—	$6,495	$(60,099)	$(173)	$(53,777)
Repurchase of unvested restricted stock awards	—	—	(10)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	315	—	—	315
Other comprehensive loss	—	—	—	—	—	—	87	87
Net loss	—	—	—	—	—	(18,817)	—	(18,817)
Balance at September 30, 2020	11,834	44,037	4,456	—	6,810	(78,916)	(86)	(72,192)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(110,482)	$(31,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,243	248
Amortization of finance lease right-of-use asset	—	22
Amortization of intangible assets	1,265	—
Non-cash operating lease expense	4,134	212
Stock-based compensation expense	9,360	714
Change in fair value of redeemable convertible preferred stock tranche liability	—	9,533
Change in fair value of contingent consideration and contingent value rights liabilities	21,563	—
Accretion of discounts and amortization of premiums on marketable securities	63	—
Deferred income tax	(1,204)	—
Gain on sale of assets to equity method investment	(7,227)	—
Share of net loss of equity method investment	84	—
Changes in operating assets and liabilities:
Accounts receivable	250	—
Prepaid expenses and other assets	2,153	(233)
Accounts payable	1,822	2,321
Accrued and other liabilities	(1,968)	4,524
Operating lease liabilities	(2,204)	(182)
Deferred revenue	(95)	—
Net cash used in operating activities	(80,243)	(14,550)
Cash Flows from Investing Activities
Purchases of marketable securities	(128,984)	(522)
Proceeds from marketable securities	95,315	—
Purchases of property and equipment	(1,497)	—
Proceeds from sale of property and equipment	267	—
Net cash used in investing activities	(34,899)	(522)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	1
Proceeds from exercise of stock options and warrants	2,027	—
Proceeds from at-the-market sales agreement, net of offering costs	33,891	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	14,479
Repayment of finance lease liability-related party	—	(31)
Net cash provided by financing activities	35,918	14,449
Effect of exchange rate changes on cash, cash equivalents and restricted cash	320	(67)
Net increase (decrease) in cash, cash equivalents and restricted cash	(78,904)	(690)
Cash, cash equivalents and restricted cash at beginning of period	189,500	11,357
Cash, cash equivalents and restricted cash at end of period	$110,596	$10,667
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and in accrued and other current liabilities	$116	$19
Right-of-use asset for office space acquired through leases	5,406	1,449
Reduction of the tranche liability accounted for as a deemed contribution by preferred stockholders	—	9,723
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$108,522	$10,667
Restricted cash	2,074	—
Total cash, cash equivalents and restricted cash	$110,596	$10,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Chinook Therapeutics, Inc. (the “Company”, “Chinook”, “we”, “our”, or “us”) is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our lead clinical program is atrasentan, an endothelin receptor antagonist that was in-licensed from AbbVie in late 2019. In March 2021, we initiated the phase 3 ALIGN trial of atrasentan for IgA nephropathy (“IgAN”) and in April 2021, we initiated the phase 2 AFFINITY basket trial of atrasentan for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in development for patients with IgAN, and we recently presented results from the ongoing phase 1/2 trial at the American Society of Nephrology (ASN) Kidney Week 2021 in November. Our pipeline also includes CHK-336, an oral small molecule LDHA inhibitor planned to enter clinical trials in the first half of 2022 for the treatment of primary hyperoxaluria. In addition, we are building our precision medicine pipeline through research and discovery programs for other rare, severe chronic kidney diseases. We were incorporated in Delaware and are headquartered in Seattle, Washington.

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

2. Basis of Presentation and Consolidation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial information. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

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

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2021
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$21,548	$—	$—	$21,548
Money market funds	81,974	—	—	81,974
Commercial paper	5,000	—	—	5,000
Total cash and cash equivalents	$108,522	$—	$—	$108,522
Marketable securities:
Commercial paper	$45,479	$2	$(3)	$45,478
U.S. government and agency securities	37,155	9	—	37,164
Corporate debt securities	13,616	—	(6)	13,610
Total marketable securities	$96,250	$11	$(9)	$96,252

	December 31, 2020
	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$5,659	$—	$—	$5,659
Money market funds	113,592	—	—	113,592
Certificate of deposit	157	—	—	157
Commercial paper	40,844	—	—	40,844
U.S. government and agency securities	27,498	—	—	27,498
Total cash and cash equivalents	$187,750	$—	$—	$187,750
Marketable securities:
Commercial paper	$35,089	$—	$—	$35,089
U.S. government and agency securities	26,026	6	(3)	26,029
Corporate debt securities	1,504	—	—	1,504
Total marketable securities	$62,619	$6	$(3)	$62,622

The amortized cost and estimated fair value of our available-for-sale marketable securities by contractual maturity are summarized below as of September 30, 2021 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Estimated Fair Value
Mature in one year or less	$75,513	$5	$(5)	$75,513
Mature after one year through two years	20,737	6	(4)	20,739
Total available-for-sale marketable securities	$96,250	$11	$(9)	$96,252

None of our marketable securities were in a continuous unrealized loss position as of September 30, 2021. We review individual securities in our portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. We determined that as of September 30, 2021, there were no investments in its portfolio that were other-than-temporarily impaired.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$103,522	$—	$—	$103,522
Commercial paper	—	5,000	—	5,000
Total cash and cash equivalents	103,522	5,000	—	108,522
Marketable securities:
Commercial paper	—	45,478	—	45,478
U.S. government and agency securities	—	37,164	—	37,164
Corporate debt securities	—	13,610	—	13,610
Total marketable securities	—	96,252	—	96,252
Total fair value of assets	$103,522	$101,252	$—	$204,774
Liabilities:
Contingent value rights liability	$—	$—	$29,327	$29,327
Contingent consideration liability	—	—	4,670	4,670
Total fair value of liabilities	$—	$—	$33,997	$33,997

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$119,251	$—	$—	$119,251
Certificate of deposit	—	157	—	157
Commercial paper	—	40,844	—	40,844
U.S. government and agency securities	—	27,498	—	27,498
Total cash and cash equivalents	119,251	68,499	—	187,750
Marketable securities:
Commercial paper	—	35,089	—	35,089
U.S. government and agency securities	—	26,029	—	26,029
Corporate debt securities	—	1,504	—	1,504
Total marketable securities	—	62,622	—	62,622
Total fair value of assets	$119,251	$131,121	$—	$250,372
Liabilities:
Contingent value rights liability	$—	$—	$13,780	$13,780
Contingent consideration liability	—	—	1,800	1,800
Total fair value of liabilities	$—	$—	$15,580	$15,580

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

The following table presents a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Contingent Value Rights Liability	Contingent Consideration Liability
Balance at December 31, 2020	$13,780	$1,800
Net change in fair value upon remeasurement	15,547	2,870
Balance at September 30, 2021	$29,327	$4,670

The fair values of the CVR and contingent consideration liabilities related to the Merger are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR and the contingent consideration liabilities related to the Merger, we used a probability-adjusted, scenario-based income approach. For the three and nine months ended September 30, 2021, the change in fair value of the CVR and the contingent value rights liabilities related to the Merger was $0.2 million and $18.4 million, respectively, and was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value during the periods, resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck and from the sale of certain of our non-renal assets in exchange for preferred shares in Sairopa B.V. (“Sairopa”) during the second quarter of 2021. We will hold the shares in Sairopa until there is a liquidation event at which time, in accordance with the CVR agreement, 50% of any net proceeds will accrue to the benefit of the CVR holders. Refer to Note 15, “Equity Method Investment,” for more information. In addition, we identified measurement period adjustments during the second quarter of 2021, which reduced the CVR liability. Refer to Note 7, “Goodwill and Intangible Assets” for more information.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Research and lab equipment	$3,376	$3,616
Computer equipment	1,365	921
Computer software	44	27
Furniture and fixtures	1,224	1,099
Leasehold improvements	16,633	16,111
Total property and equipment	22,642	21,774
Total accumulated depreciation	(3,315)	(1,148)
Property and equipment, net	$19,327	$20,626

Approximately $3.2 million of our property and equipment as of September 30, 2021 is located in Canada.

7. Goodwill and Intangible Assets

Goodwill

The gross carrying amount and net book value of goodwill was $18.5 million at September 30, 2021, all of which resulted from the Merger. During the second quarter of 2021, we identified and recorded measurement period adjustments for taxes related to the merger, which reduced goodwill by $3.9 million from the preliminary purchase price allocation and reduced our deferred tax liabilities by $0.8 million and reduced the CVR liability by $3.1 million. The measurement period adjustments were the result of additional analysis performed and information identified during the second quarter of 2021 based on facts and circumstances that existed as of the merger date. As of September 30, 2021, the preliminary purchase price allocation for the merger with Aduro is subject to change as we use the measurement period, not to exceed one-year, to adequately analyze all the factors used in establishing the asset and liability fair values as of the merger date.

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

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$1,575	$25,110
In-place lease	1,433	111	1,322
Total intangible assets with finite lives	28,118	1,686	26,432
Acquired in-process research and development assets ("IPR&D")	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$1,686	$62,982

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$398	$26,287
In-place lease	1,433	24	1,409
Total intangible assets with finite lives	28,118	422	27,696
Acquired IPR&D assets	39,295	—	39,295
Total intangible and acquired IPR&D assets	$67,413	$422	$66,991

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over a period of 9 to 17 years, with an original weighted average period of 16.7 years, and the amortization expense is recorded in operating expenses. We test our Acquired IPR&D assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

Acquired IPR&D decreased by $2.7 million from the sale of certain of our non-renal assets in exchange for stock during the nine months ended September 30, 2021. Refer to Note 15, “Equity Method Investment,” for more information.

Amortization expense was $0.4 million and $0 for the three months ended September 30, 2021 and 2020, respectively, and was $1.3 million and $0 for the nine months ended September 30, 2021 and 2020, respectively. Based on finite-lived intangible assets recorded as of September 30, 2021, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2021 (remaining three months)	$423
2022	1,722
2023	1,733
2024	1,733
2025	1,733
Thereafter	19,088

8. Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Research and development costs	$6,166	$8,135
Compensation and benefits	5,154	4,530
Sublease rent and security deposit	913	1,400
Business taxes and licensing fees	1,072	898
Consulting and outside services	352	499
Other	210	212
Total accrued expenses and other liabilities	$13,867	$15,674

9. Collaboration and License Agreements

AbbVie Ireland Unlimited Company

On December 16, 2019, we entered into a license agreement (the “License Agreement”) with AbbVie Ireland Unlimited Company (“AbbVie”), which granted us an exclusive license to develop and commercialize atrasentan, an endothelin receptor antagonist. Under the agreement, we assumed all global development and commercialization responsibilities for atrasentan. In consideration of the license and rights granted under the License Agreement, we made an upfront cash payment and issued 1,999,415 shares of common stock for total consideration of $6.7 million to AbbVie. We concluded that this transaction should be accounted for as an asset purchase, and as such, recorded the associated expense within research and development expense in the statements of operations and comprehensive loss, as the product has not reached technological feasibility and does not have alternative future use. Under the License Agreement, we are obligated to make contingent development, regulatory and commercial milestone payments of up to a maximum of $135 million in the aggregate, as well as pay royalties on the worldwide net sales of licensed products ranging from upper-single-digit to high-teen percentages.

We did not recognize any milestone payments for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, we did not have any payable or receivable balances associated with the License Agreement.

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

For the three and nine months ended September 30, 2021, we recognized revenue of less than $0.1 million and $0.4 million, respectively, under the Lilly agreement.

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

 As a result of the termination, the only remaining activity under this agreement is reimbursement resulting from development costs that are shared between us and Novartis. We record any amounts paid to Novartis under the agreement as research and development expense and any amounts received from Novartis as an offset to research and development expense. For the three and nine months ended September 30, 2021, the amounts recognized under the agreement with Novartis were not material.

10. Commitments and Contingencies

Redeemable Convertible Preferred Stock Tranche Liability

In February 2019, as amended in July 2019, we entered into a Series A financing transaction, pursuant to which we were authorized to issue up to 18,992,220 shares of Series A redeemable convertible preferred stock having a per share par value of $0.0001, at a purchase price of $3.4225 per share.

The terms of the Series A redeemable convertible preferred stock agreement include provisions requiring the investors to purchase, and obligating us to deliver, additional shares of redeemable convertible preferred stock at a specified price in the future based on the achievement of certain development-based milestones by us. The investors are also able to waive the milestone requirements, which provides the investors with an option to purchase additional Series A redeemable convertible preferred stock if the milestone is not met. The rights to purchase additional shares were recorded as a tranche liability at the estimated fair value of the obligation on the date of issuance with the carrying values adjusted at each reporting date for any changes in the estimated fair values. For the three and nine months ended September 30, 2020, we recorded $8.4 million and $9.5 million, respectively, for the change in the fair value of the redeemable convertible preferred stock tranche liability.

Upon closing of the Merger, the outstanding redeemable convertible preferred stock tranche rights terminated and all redeemable convertible preferred stock that had been issued converted to common stock.

Leases

We have a total of five operating leases as of September 30, 2021 with remaining lease terms of approximately 3 months to 9 years.

In June 2021, we entered into a sublease agreement for office space in Seattle, Washington (“Seattle Sublease”), which we expect to use as our corporate headquarters. The Seattle Sublease commenced on July 1, 2021 and continues for a period of 58 months. The aggregate estimated base rent payments due over the remaining term of the Seattle Sublease is approximately $5.5 million.

As of September 30, 2021, we are subleasing approximately 110,000 square feet in one of our facilities. Sublease income was $1.7 million and $0 for the three months ended September 30, 2021 and 2020, respectively, which was netted against rent expense. Sublease income was $4.4 million and $0 for the nine months ended September 30, 2021 and 2020, respectively, which was netted against rent expense. Total sublease income to be earned, in aggregate, will be approximately $67.6 million over the remaining term of the sublease agreement.

We maintain a letter of credit as security for one of our leases in the amount of $1.8 million, which is collateralized by a certificate of deposit that is included in restricted cash in our Condensed Consolidated Balance Sheet as of September 30, 2021. Additionally, in connection with the Seattle Sublease, we posted a security deposit of $0.3 million in the form of a letter of credit, which was collateralized by a certificate of deposit and is included in restricted cash in our Condensed Consolidated Balance Sheet as of September 30, 2021.

The maturity of our operating lease liabilities as of September 30, 2021 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2021 (remaining three months)	$1,778
2022	7,483
2023	7,695
2024	7,850
2025	8,009
Thereafter	26,079
Total undiscounted lease payments	58,894
Present value adjustment	13,937
Total net lease liability	$44,957
Net lease liability – current	$4,194
Net lease liability - non-current	40,763
Total net lease liability	$44,957

Rent expense recognized for operating leases was $2.4 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and was $6.4 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $0.5 million and less than $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and were $1.7 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

The following summarizes additional information related to operating leases:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease terms (in years)
Operating leases	7.7	8.8
Weighted-average discount rate
Operating leases	7.5%	7.1%

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

11. Common Stock

Warrants

  At September 30, 2021, warrants outstanding were not material.

Restricted Stock Awards (“RSAs”)

The following table summarizes RSA activity:

	RSAs Outstanding
	Number of RSAs (in thousands)	Weighted- Average Grant Date Fair Value Per Share

Balance—December 31, 2020	196	$0.00034
Vested	(72)	0.00034
Balance—September 30, 2021	124	$0.00034

The fair value of RSAs vested during the nine months ended September 30, 2021 was $1.1 million.

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

As of September 30, 2021 and December 31, 2020, there were 1.4 million and 0.9 million shares available for future grant, respectively.

Stock Options

The following table summarizes stock option activity:

	Number of Shares Underlying Options (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
			(In thousands)
Balance—December 31, 2020	5,514	$13.24	$38,433
Granted	1,371	15.49
Exercised	(281)	6.17	$2,864
Canceled	(395)	29.27
Balance—September 30, 2021	6,209	$13.04	$25,980
Options exercisable—September 30, 2021	2,374	$16.20	$13,193
Options vested and expected to vest—September 30, 2021	6,209	$13.04	$25,980

The aggregate intrinsic value represents the difference between the exercise price of the options and the closing price of our common stock for stock options that were in-the-money at September 30, 2021.

The weighted average grant-date fair value of options granted was $10.53 and $3.64 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the total unrecognized compensation expense related to unvested options was $26.8 million, which is expected to be recognized over a weighted-average period of 2.8 years.

We estimate the fair value of stock options using the Black Scholes option-pricing model. The fair value of stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.2	0	6.1	6.1
Volatility	77.6%	0.0%	79.0%	79.5%
Risk-free interest rate	1.0%	0.0%	0.8%	0.8%
Dividend yield	—	—	—	—

Restricted Stock Units (“RSUs”)

The following table summarizes RSU activity:

	RSUs Outstanding
	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2020	441	$14.51
Granted	523	15.18
Vested	(25)	14.75
Forfeited	(37)	14.69
Balance—September 30, 2021	902	$14.89

The total fair value of RSUs that vested in the nine months ended September 30, 2021 was $0.4 million. The fair value of RSUs is determined on the date of grant based on the market price of our common stock on that date. As of September 30, 2021, there was $10.5 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

2015 Employee Stock Purchase Plan (“ESPP”)

We had 0.7 million shares available for future issuance under the 2015 ESPP as of September 30, 2021.

The fair value of our common stock to be issued under the 2015 ESPP is estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	—	—	0.5	—
Volatility	0.0%	0%	60.9%	0%
Risk-free interest rate	0.0%	0%	0.0%	0%
Dividend yield	—	—	—	—

As of September 30, 2021, the unrecognized stock-based compensation expense related to the ESPP was not material.

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,522	$151	$4,282	$334
General and administrative	1,765	164	5,078	380
Total stock-based compensation expense	$3,287	$315	$9,360	$714

13. Income Taxes

We recorded income tax benefit of $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. No income tax benefit or expense was recorded for the three and nine months ended September 30, 2020. Our effective tax rate was 1.5% and 1.1% for the three and nine months ended September 30, 2021, respectively. The effective tax rate is lower than the statutory tax rate of 21% primarily due to us maintaining a full valuation allowance against our net deferred tax assets.

14. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by us (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(30,696)	$(18,817)	$(110,482)	$(31,709)
Denominator:
Weighted-average shares outstanding	44,797	4,465	43,722	4,465
Less: weighted-average unvested restricted shares and shares subject to repurchase	(136)	(280)	(159)	(318)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,661	4,185	43,563	4,147
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(4.50)	(2.54)	(7.65)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	11,834	—	11,834
Conversion of redeemable convertible preferred stock issuable upon settlement of the redeemable convertible preferred stock tranche liability	—	7,159	—	7,159
Unvested restricted stock units	902	—	902	—
Unvested restricted stock awards	124	251	124	251
Options to purchase common stock	6,209	1,989	6,209	1,989
Total	7,235	21,233	7,235	21,233

15. Equity Method Investment

 On April 2, 2021, we entered into a definitive agreement with Sairopa B.V., a private company created by Van Herk Royalty B.V. and D.S. Chahal (the “Sairopa Investors”) to acquire certain non-renal assets of Chinook in exchange for preferred stock in Sairopa. We will hold such shares until such time as there is a liquidation event, as defined in the shareholders agreement, in Sairopa. In accordance with the CVR agreement, 50% of any net proceeds received from this transaction by way of a liquidation event of Sairopa by October 4, 2030, net of taxes and certain expenses that could be deducted by us, will accrue to the benefit of the CVR holders.

As of September 30, 2021, we own a 44% interest in Sairopa. We determined that we have the ability to exercise significant influence over Sairopa but do not have a controlling interest. Therefore, the investment in Sairopa was accounted for using the equity method. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Sairopa Investors provided an initial capitalization of 12.5 million Euros. We recorded the equity method investment at $10.0 million, which is the fair value of the equity received by us in exchange for the non-renal assets. The sale of the non-renal assets to Sairopa resulted in a $7.2 million gain, which is the difference between the fair value of the equity received and the carrying value of the non-renal assets. The gain is reported in our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2021.

Our equity method investment is reported at cost and adjusted each period for our share of the investee’s income or loss, which are reported in our Condensed Consolidated Statement of Operations on a one quarter lag. We assess our equity method investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, an endothelin A receptor antagonist that we in-licensed from AbbVie in late 2019. In March 2021 we initiated the phase 3 ALIGN trial of atrasentan for IgAN, and in April 2021 we initiated the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in development for patients with IgAN and we presented results from the ongoing phase 1/2 trial at the American Society of Nephrology (ASN) Kidney Week 2021 in November. We are also advancing our third program, CHK-336, which is currently in IND-enabling studies, towards an expected start of a phase 1 clinical trial in healthy volunteers in the first half of 2022. We are developing CHK-336 for the treatment of primary hyperoxaluria, or PH, as well as secondary hyperoxaluria and idiopathic kidney stone formation. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights from kidney single cell RNA sequencing, human-derived organoids and new translational models, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways. To support these efforts, we have entered into a strategic collaboration with Evotec SE, or Evotec, to jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, polycystic kidney disease, or PKD, and other primary glomerular diseases. The collaboration will also involve further characterization of pathways and patient stratification strategies for programs currently in Chinook’s clinical and preclinical pipeline. In addition, although we plan to maintain commercial rights for atrasentan and BION-1301 in North America and possibly Europe, we are evaluating Asian partnering opportunities, with discussions ongoing to establish a joint venture structure in China and related territories. With a higher incidence and prevalence of IgAN in the Asian population, there is a large unmet medical need and we believe it is important to have a strong presence locally that may allow us to accelerate our clinical development programs and maximize the commercial potential of atrasentan and BION-1301 in that region.

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

A phase 1/2 clinical trial of BION-1301 is currently ongoing. Parts 1 and 2 of this trial evaluating the safety and tolerability of BION-1301 in healthy volunteers have been completed. In healthy volunteers, BION-1301 was well-tolerated, demonstrated dose-dependent increases in target engagement as measured by free APRIL levels, dose-dependently and durably reduced IgA, IgM and IgG levels (to a lesser extent) and had a half-life of approximately 33 days, suggesting the potential for an extended dosing interval. Recently analyzed data in healthy volunteers from this trial were presented at WCN’21. In this trial, BION-1301 produced dose-dependent reductions in serum Gd-IgA1 levels that were greater in magnitude than previously reported for total IgA concentrations.

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

We are currently enrolling patients with IgAN in Cohort 2 of Part 3 of a phase 1/2 trial in which patients with IgAN are dosed with 600 mg of BION-1301 SC every two weeks for up to 52 weeks. We presented data from Cohort 1 of Part 3 of this trial, in which patients were dosed with 450 mg of BION-1301 IV every two weeks, at ASN Kidney Week 2021 in early November. The data presented at the conference demonstrate that BION-1301 is generally well-tolerated to date in patients with IgAN, with no serious adverse events or treatment discontinuations due to adverse events. The pharmacokinetics of BION-1301 observed in patients with IgAN are consistent with those previously reported in healthy volunteers and are sufficient to drive rapid and sustained reductions in free APRIL levels, as well as durable reductions in Gd-IgA1, IgA, IgM, and to a lesser extent, IgG levels. BION-1301 demonstrated a greater than fifty percent (50%) geometric mean reduction in 24-hour urine protein creatinine ratio (UPCR) in patients with IgAN after three (n=6) to six months (n=4) of treatment, a clinically meaningful result in this patient population.

Recent amendments to the design of Part 3 also include the option for a third cohort of patients to receive a SC dose of BION-1301 at a dose and schedule that would be determined based on data generated from Cohort 2. Moving forward with Cohort 3 may help us better understand the SC dose-response relationship prior to moving into later-stage development.

CHK-336

Our third clinical development candidate is CHK-336, a liver-targeted oral small molecule lactate dehydrogenase, or LDHA, inhibitor, which we are developing for the treatment of PH, secondary hyperoxaluria and idiopathic kidney stone formation. Hyperoxalurias, including PH, are diseases caused by excess oxalate, a potentially toxic metabolite typically filtered by the kidneys and excreted as a waste product in urine. Symptoms of PH include recurrent kidney stones, which when left untreated, can result in kidney failure requiring dialysis or dual kidney/liver transplantation. In patients with hyperoxalurias, excess oxalate combines with calcium to form calcium oxalate crystals that deposit in the kidney, resulting in the formation of painful kidney stones and driving progressive kidney damage over time. PH1, PH2 and PH3 are a group of ultra-rare diseases caused by genetic mutations that result in excess oxalate, and in their most severe forms, can lead to end-stage kidney disease at a young age. We also believe CHK-336 may have potential in the treatment of patients with secondary hyperoxaluria and idiopathic stone formation. We are advancing CHK-336, which is currently in IND-enabling studies, towards an expected start of a phase 1 clinical trial in healthy volunteers in the first half of 2022 for the treatment of PH.

Research and Discovery Programs

Beyond CHK-336, we have active research and discovery efforts focused on other rare, severe kidney diseases. Our precision medicine research approach focuses on developing product candidates targeting the most promising molecular pathways identified as key disease drivers in collaboration with key scientific advisors. Our scientific advisors provide valuable guidance on target selection, prioritization and validation strategies, as well as access to technology platforms that support target validation efforts through deep biological insights into human disease mechanisms and translational cellular and animal model systems.

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

We have evaluated the remaining performance obligations under these pre-existing agreements and concluded that the only revenue we expect to recognize in the near term is under the agreement with Lilly related to research and development services expected to be performed by us in 2021. Potential milestone payments related to development, regulatory or commercial milestone payments may be earned in the future, but all such payments are uncertain and beyond our or our collaborators’ control and would be recorded as revenue upon receipt or over a period following receipt, such as under the CAPM model, if and when such payments are earned.

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

Gain on Sale of Assets to Equity Method Investment

We entered into an agreement with Sairopa B.V., or Sairopa, to acquire certain of our non-renal assets in exchange for preferred stock in Sairopa during the second quarter of 2021. The sale of the non-renal assets to Sairopa resulted in a $7.2 million gain, which is the difference between the fair value of the equity received and the carrying value of the non-renal assets. The gain is reported in our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2021.

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

We estimated the fair value of the redeemable convertible preferred stock tranche liability related to each milestone utilizing the income approach using unobservable inputs including (a) future per share value of Series A stock upon achievement of the milestone, (b) estimated term until date of milestone achievement, and (c) probability of milestone achievement. The future per share value of Series A stock upon achievement of the milestone and the probability of milestone achievement for each tranche were calculated on a probability-weighted basis giving equal weighting to public offering and private exit scenarios. The future cash flows were discounted to their fair values as of the valuation date using one or more discount rates, depending on the number of probability-weighted scenarios employed.

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

Share of Net Loss of Equity Method Investment

Share of net loss of equity method investment represents our share of net loss in the Sairopa investment, which is reported in our Condensed Consolidated Statement of Operations on a one quarter lag.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
	(In thousands)
Collaboration and license revenue	$4	$—	$4
Operating expenses:
Research and development	$23,573	$7,575	$15,998
General and administrative	6,847	2,898	3,949
Change in fair value of contingent consideration and contingent value rights liabilities	167	—	167
Amortization of intangible assets	423	—	423
Total operating expenses	31,010	10,473	20,537
Loss from operations	(31,006)	(10,473)	(20,533)
Other income (expense), net	(69)	20	(89)
Change in fair value of redeemable convertible preferred stock tranche liability	—	(8,364)	8,364
Loss before income taxes and share of net loss of equity method investment	(31,075)	(18,817)	(12,258)
Income tax benefit	463	—	463
Share of net loss of equity method investment	(84)	—	(84)
Net loss	$(30,696)	$(18,817)	$(11,879)

Collaboration and License Revenue

Collaboration and license revenue was less than $0.1 million for the three months ended September 30, 2021 compared to $0 for the three months ended September 30, 2020. Revenue recognized was related to the research and development services provided under our collaboration agreement with Lilly, which was acquired through the Merger.

Research and Development Expenses

The following table summarizes our research and development costs by program and by category incurred during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(In thousands)
Product Candidates
Atrasentan	$10,753	$4,673	$6,080
BION-1301	3,148	—	3,148
CHK-336	2,062	847	1,215
Other	1,606	1,572	34
Discovery research and other development costs	3,247	117	3,130
Subtotal	20,816	7,209	13,607
Stock-based compensation expense	1,522	151	1,371
Facility costs and depreciation	1,235	215	1,020
Total research and development	$23,573	$7,575	$15,998

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(In thousands)
Contract research and manufacturing	$10,796	$4,729	$6,067
Employee-related costs	6,537	1,669	4,868
Supplies used in research and development	948	503	445
Stock-based compensation expense	1,522	151	1,371
Facility costs and depreciation	1,235	215	1,020
Consulting and outside services	2,216	214	2,002
Other	319	94	225
Total research and development	$23,573	$7,575	$15,998

Research and development expenses were $23.6 million for the three months ended September 30, 2021, an increase of $16.0 million compared to $7.6 million for the three months ended September 30, 2020. The increase was primarily due to external clinical and manufacturing expenses related to the atrasentan and BION-1301 clinical programs; higher employee-related costs, including salaries, benefits and stock-based compensation expense, associated with hiring staff to build out our clinical and development capabilities; increased spending for consulting and outside services; and higher facilities and other costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(In thousands)
Consulting and outside services	$1,944	$1,516	$428
Employee-related costs	2,212	1,011	1,201
Stock-based compensation expense	1,765	164	1,601
Facility costs and depreciation	376	84	292
Other	550	123	427
Total general and administrative	$6,847	$2,898	$3,949

General and administrative expenses were $6.8 million for the three months ended September 30, 2021, an increase of $3.9 million compared to $2.9 million for the three months ended September 30, 2020. The increase was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expenses associated with the addition of administrative staff to build out our public company infrastructure; increased spending for consulting and outside services; and an increase in facilities and other costs.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration expense increased by $0.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase primarily resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck.

Amortization of intangible assets

Amortization of intangible assets expense increased by $0.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to amortization of finite-lived intangible assets acquired in the Merger.

Change in fair value of redeemable convertible preferred stock tranche liability

Change in fair value of redeemable convertible preferred stock tranche liability decreased by $8.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to the termination of the convertible preferred stock tranche rights pursuant to the terms of the merger agreement.

Benefit for income taxes

We recorded a benefit for income taxes of $0.5 million for the three months ended September 30, 2021, primarily resulting from deferred tax benefits related to foreign exchange losses of our Netherlands entities.

Share of net loss of equity method investment

Share of net loss of equity method investment increased by $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, resulting from our share of net loss in the Sairopa investment, net of taxes.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
	(In thousands)
Collaboration and license revenue	$389	$—	$389
Operating expenses:
Research and development	72,057	14,263	57,794
General and administrative	24,158	8,048	16,110
Change in fair value of contingent consideration and contingent value rights liabilities	21,563	—	21,563
Amortization of intangible assets	1,265	—	1,265
Total operating expenses	119,043	22,311	96,732
Gain on sale of assets to equity method investment	7,227	—	7,227
Loss from operations	(111,427)	(22,311)	(89,116)
Other income (expense), net	(175)	135	(310)
Change in fair value of redeemable convertible preferred stock tranche liability	—	(9,533)	9,533
Loss before income taxes and share of net loss of equity method investment	(111,602)	(31,709)	(79,893)
Income tax benefit	1,204	—	1,204
Share of net loss of equity method investment	(84)	—	(84)
Net loss	$(110,482)	$(31,709)	$(78,773)

Collaboration and License Revenue

Collaboration and license revenue was $0.4 million for the nine months ended September 30, 2021 compared to $0 for the nine months ended September 30, 2020. Revenue recognized was related to the research and development services provided under our collaboration agreement with Lilly, which was acquired through the Merger.

Research and Development Expenses

The following table summarizes our research and development costs by program and by category incurred during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(In thousands)
Product Candidates
Atrasentan	$29,807	$6,944	$22,863
BION-1301	9,323	—	9,323
CHK-336	7,092	2,464	4,628
Other	8,322	2,617	5,705
Discovery research and other development costs	10,485	1,256	9,229
Subtotal	65,029	13,281	51,748
Stock-based compensation expense	4,282	334	3,948
Facility costs and depreciation	2,746	648	2,098
Total research and development	$72,057	$14,263	$57,794

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(In thousands)

Contract research and manufacturing	$37,880	$7,329	$30,551
Employee-related costs	17,581	4,109	13,472
Supplies used in research and development	2,380	1,027	1,353
Stock-based compensation expense	4,282	334	3,948
Facility costs and depreciation	2,746	648	2,098
Consulting and outside services	6,237	542	5,695
Other	951	274	677
Total research and development	$72,057	$14,263	$57,794

Research and development expenses were $72.1 million for the nine months ended September 30, 2021, an increase of $57.8 million compared to $14.3 million for the nine months ended September 30, 2020. The increase was primarily due to external clinical and manufacturing expenses related to the atrasentan and BION-1301 clinical programs; higher employee-related costs, including salaries, benefits and stock-based compensation expense, associated with hiring staff to build out our clinical and development capabilities; increased spending for consulting and outside services; and higher facilities and other costs. The nine months ended September 30, 2021 also includes an upfront fee of $3.3 million paid to Evotec International GmbH under a research collaboration and license agreement entered into in February 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(In thousands)
Consulting and outside services	$7,195	$5,047	$2,148
Employee-related costs	8,153	2,145	6,008
Stock-based compensation expense	5,078	380	4,698
Facility costs and depreciation	2,095	201	1,894
Other	1,637	275	1,362
Total general and administrative	$24,158	$8,048	$16,110

General and administrative expenses were $24.2 million for the nine months ended September 30, 2021, an increase of $16.1 million compared to $8.0 million for the nine months ended September 30, 2020. The increase was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expenses associated with the addition of administrative staff to build out our public company infrastructure; higher legal, consulting and other professional services costs; and an increase in facilities and other costs.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities expense increased by $21.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase primarily resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck and from the sale of certain of our non-renal assets in exchange for preferred shares in Sairopa during the second quarter of 2021. During the second quarter of 2021, Merck informed us that they intend to explore the potential benefit of the product candidate MK-5890, previously out-licensed to Merck by Aduro, in a phase 2 clinical study for a new indication. This could result in potential milestone and royalty payments for the benefit of the CVR holders.

Amortization of intangible assets

Amortization of intangible assets expense increased by $1.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to amortization of finite-lived intangible assets acquired in the Merger.

Gain on sale of assets to equity method investment

Gain on sale of assets to equity method investment increased $7.2 million for nine months ended September 30, 2021, resulting from the agreement to sell certain non-renal assets of ours in exchange for stock in Sairopa during the second quarter of 2021. The gain is the difference between the fair value of the equity received and the carrying value of the non-renal assets.

Change in fair value of redeemable convertible preferred stock tranche liability

Change in fair value of redeemable convertible preferred stock tranche liability decreased by $9.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the termination of the convertible preferred stock tranche rights pursuant to the terms of the merger agreement.

Benefit for income taxes

We recorded a benefit for income taxes of $1.2 million for the nine months ended September 30, 2021, primarily resulting from deferred tax benefits associated with the sale of certain non-renal assets and foreign exchange losses of our Netherlands entities.

Share of net loss of equity method investment

Share of net loss of equity method investment increased by $0.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, resulting from our share of net loss in the Sairopa investment, net of taxes.

Liquidity and Capital Resources

As of September 30, 2021, we had $204.8 million in cash, cash equivalents and marketable securities. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. We believe that based on our current business plan, our cash, cash equivalents and marketable securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements through the middle of 2023.

We have not generated any revenue from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. As of September 30, 2021, our material cash requirements from known contractual and other obligations include our contractual obligations related to our operating leases. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(80,243)	$(14,550)
Investing activities	(34,899)	(522)
Financing activities	35,918	14,449
Effect of exchange rate changes	320	(67)
Net change in cash, cash equivalents, and restricted cash	$(78,904)	$(690)

Operating Activities

Net cash used in operating activities was $80.2 million for the nine months ended September 30, 2021, an increase of $65.6 million compared to $14.6 million for the nine months ended September 30, 2020. The increase was primarily due to an increased operating loss resulting from increased research and development and general and administrative spending.

Investing Activities

Net cash used in investing activities was $34.9 million for the nine months ended September 30, 2021, an increase of $34.4 million compared $0.5 million cash used for the nine months ended September 30, 2020. The increase was primarily due to net purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $35.9 million for the nine months ended September 30, 2021, an increase of $21.5 million compared to $14.4 million for the nine months ended September 30, 2020. The increase was primarily due to net proceeds received from the sales of shares of our common stock through the at-the-market sales agreement and option exercises during the nine months ended September 30, 2021, partially offset by net proceeds from the issuance of redeemable convertible preferred stock in the prior year.

In April 2021, we entered into the 2021 Sales Agreement with Cantor Fitzgerald & Co. and SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through Cantor Fitzgerald & Co. and SVB Leerink LLC, as our sales agents. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. During the nine months ended September 30, 2021, we sold 2.2 million shares for $33.9 million in net proceeds under the 2021 Sales Agreement. We have $40.0 million remaining under the 2021 Sales Agreement. In addition, proceeds from the exercise of stock options and warrants totaled $2.0 million during the nine months ended September 30, 2021, an increase of $2.0 million compared to zero for the nine months ended September 30, 2020.

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

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 7, 2021.

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

(iii)

We integrated the accounting systems of Private Chinook and Aduro in 2021, and are updating our formal accounting policies, procedures and controls, including preparation and review of account reconciliations, review of journal entries and controls over period end financial reporting, as well as information technology general controls. During the second quarter of 2021, we implemented procedures for the preparation and review of reconciliations and journal entries, in addition to implementing procedures over several other areas that support our financial reporting. We will continue to enhance or modify these procedures and controls in future periods as needed. We also engaged third-party system service providers, who we plan to utilize in the future to implement certain information technology general controls associated with our accounting general ledger.

(iv)

We have assigned responsibilities among our expanded staff to enable improved segregation of duties. During the third quarter of 2021, we continued the evaluation of systems and processes for proper segregation of duties.

In addition to the items above, during the second quarter of 2021, we engaged a third-party service provider to complete an independent risk assessment of our internal control over financial reporting to evaluate sources of potential risks to our financial statements. This also included an assessment of key systems supporting financial reporting in order to improve the design and operating effectiveness of information technology general controls. As a result of this risk assessment, we identified and designed key controls across several processes supporting internal control over financial reporting and developed a workplan for remediation of the enhancements identified. During the third quarter of 2021, we engaged an additional third-party service provider to assess and provide feedback on the design of our controls within several process areas impacting financial reporting, including information technology general controls.

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

Other than the changes described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since our inception. We incurred net losses of $30.7 million and $110.5 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $239.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need to raise additional funding before we become profitable from any potential future sales of atrasentan or our other product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for atrasentan and other product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our existing cash and cash equivalents held as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

We have recently hired additional accounting personnel with appropriate experience, certification, education and training as a component of our plans to remediate the material weaknesses. To the extent that we are not able to retain such individuals, the material weaknesses identified may not be remediated and management may be required to record additional adjustments to our financial statements in the future.

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

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidates, atrasentan, an endothelin receptor antagonist, and BION-1301, an anti-APRIL monoclonal antibody. We initiated the ALIGN phase 3 clinical trial of atrasentan, for the treatment of IgAN in March 2021, and in April 2021 we initiated the phase 2 AFFINITY clinical trial for certain proteinuric glomerular diseases. In addition, we are conducting a phase 1/2 clinical trial of BION-1301 for the treatment of IgAN and we presented updated data from this trial at the ASN Kidney Week 2021 in November. We are also advancing our CHK-336 program, which is currently in IND-enabling studies, towards an expected start of a phase 1 clinical trial in healthy volunteers in the first half of 2022. We are developing CHK-336 for the treatment of primary hyperoxaluria, as well as secondary hyperoxaluria and idiopathic kidney stone formation. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of atrasentan and our other product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

For instance, our phase 3 and phase 2 clinical trials of atrasentan and our phase 1/2 clinical trial of BION-1301 have been and may continue to be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our clinical trials has been and may continue to be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. If the global effort to control the spread of COVID-19 and treat COVID-19 patients continues on the current trajectory for an extended period of time, we risk a delay in activating sites and enrolling subjects as previously projected. Any such delays in our phase 3 ALIGN clinical trial for atrasentan and the clinical trials for our other product candidates could impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans.

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

Although several companies are focused on developing treatments on IgAN and other proteinuric glomerular diseases, there are currently limited treatment options for proteinuric glomerular diseases. To our knowledge, there are no approved drugs for IgAN, but there are a variety of treatments utilized that include renin angiotensin inhibitors, steroids, chemotherapy drugs and immunomodulatory approaches. In addition, there are a number of competitors in clinical development for the treatment of IgAN at a similar stage of development or more advanced than us, including AstraZeneca PLC, Calliditas Therapeutics AB, Novartis AG, Omeros Corporation, Reata Pharmaceuticals, Inc., Travere Therapeutics, Inc., Vera Therapeutics, Inc., and Otsuka Pharmaceutical Co., Ltd.

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

In addition to claims directed toward the technology underlying atrasentan, our owned and in-licensed patents and patent applications contain claims directed to compositions of matter on the active pharmaceutical ingredients, or APIs, in BION-1301, CHK-336 and our other product candidates, as well as methods-of-use directed to the use of such APIs for a specified treatment. Composition-of-matter patents on the API in prescription drug products provide protection without regard to any particular method of use of the API used. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Patents covering methods-of-use are not available in certain foreign countries, in which case we may not be able to prevent competitors or third parties from marketing our product candidates in those countries. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common, and this type of infringement is difficult to prevent or prosecute.

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

Chinook Therapeutics, Inc.
Date: November 8, 2021	By:	/s/ Eric L. Dobmeier
Eric L. Dobmeier
President and Chief Executive Officer
(principal executive officer)

Chinook Therapeutics, Inc.
Date: November 8, 2021	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(principal financial and accounting officer)