Form 10-K
period 2021-12-31
CHINOOK THERAPEUTICS, INC.
filed 2022-03-17
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (206) 485-7241

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2021, based on the closing price of the shares of common stock on the Nasdaq Stock Market for such date, was $460,117,610.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2022 was 54,951,079.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the 2022 Proxy Statement is not deemed to be filed as part hereof.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Seattle, Washington, United States

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Corporate Information

Chinook Therapeutics, Inc. (the “Company”, “Chinook”, “we”, “our”, or “us) is a clinical-stage biopharmaceutical company. On October 5, 2020, Aduro Biotech, Inc. (“Aduro”) completed its merger with Chinook Therapeutics U.S., Inc. (“Private Chinook”), pursuant to the terms of a merger agreement dated as of June 1, 2020, and amended on August 17, 2020, by which a wholly owned subsidiary of Aduro merged with and into Private Chinook, with Private Chinook continuing as a wholly owned subsidiary of Aduro (the “Merger”). Immediately following the Merger, Aduro changed its name to “Chinook Therapeutics, Inc.” and the business conducted by Private Chinook became the primary business conducted by the Company.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, an endothelin A receptor antagonist. In March 2021 we initiated the phase 3 ALIGN trial of atrasentan for IgA nephropathy, or IgAN, and in April 2021 we initiated the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in development for patients with IgAN. We presented results from the ongoing phase 1/2 trial at the American Society of Nephrology, or ASN, Kidney Week in November 2021. We plan to maintain commercial rights for atrasentan and BION-1301 in North America and possibly Europe. In November 2021, we also established SanReno Therapeutics, or SanReno, a joint venture to develop, manufacture and commercialize kidney disease therapies in mainland China, Hong Kong, Macau, Taiwan and Singapore, or collectively, the Territory. East-Asian populations have a higher incidence and prevalence of IgAN than in the United States and Europe. We believe that a strong local presence in East-Asia may allow us to accelerate the clinical development and maximize the commercial potential of atrasentan and BION-1301 in the region. We are also advancing our third program, CHK-336 towards an expected start of a phase 1 clinical trial in healthy volunteers in the first half of 2022. We are developing CHK-336 for the treatment of primary hyperoxaluria, or PH, as well as secondary hyperoxaluria and idiopathic kidney stone formation. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights from kidney single cell RNA sequencing, human-derived organoids and new translational models, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways. To support these efforts, we have entered into a strategic collaboration with Evotec SE, or Evotec, to jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, polycystic kidney disease, or PKD, and other primary glomerular diseases. The collaboration with Evotec will also involve further characterization of pathways and patient stratification strategies for programs currently in our clinical and preclinical pipeline.

Chronic kidney disease is a large and growing problem globally, with few approved therapies and a large unmet medical need. Nearly one-in-ten people globally suffer from chronic kidney disease. In the United States alone, it is estimated that over $138 billion is spent annually on managing and treating kidney diseases, much of which is dedicated to dialysis, transplant and supportive care after a patient’s kidneys have already failed. Despite the large unmet medical need, there are few drugs approved to prevent the progression of kidney disease. Drug development in nephrology has historically been hindered by categorization of disease based on clinical presentation or kidney pathology, rather than underlying molecular mechanism or genetics. This has resulted in the development of drugs with non-specific mechanisms to address broad indications that contain heterogeneous patient populations with a variety of distinct disease drivers. Complicating matters, large, lengthy and expensive clinical outcome-based clinical trials have been required to establish proof of concept and regulatory approval for new drugs.

We believe now is an opportune time for precision medicine to be applied in kidney disease, since many of the historical barriers can be overcome. The field is rapidly changing as an increased understanding of underlying disease biology has led to new and validated drug targets, novel translational platforms, and patient stratification tools. Importantly, regulators have recently accepted biomarkers such as proteinuria and eGFR as registration endpoints in certain well-characterized disease populations, potentially reducing the time and cost previously associated with clinical trials in nephrology.

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

The cellular heterogeneity of the kidney has historically presented barriers to developing translationally relevant in-vitro cellular models of human kidney diseases. Recently, pluripotent stem cell, or PSC, derived kidney organoids along with patient derived three-

dimensional cellular systems have emerged as advanced preclinical models to study kidney disease. Additionally, under our collaboration with Evotec, we are utilizing Evotec’s proprietary comprehensive molecular datasets from thousands of patients across chronic kidney diseases of multiple underlying etiologies to identify, characterize and validate novel mechanisms and discover precision medicines for PKD, lupus nephritis, IgAN and other primary glomerular diseases. The collaboration will also involve further characterization of pathways and patient stratification strategies for programs currently in our clinical and preclinical pipeline.

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

IgAN, the leading cause of primary glomerulonephritis, is a serious progressive autoimmune disease of the kidney with only one steroidal treatment approved. Up to 45 percent of IgAN patients progress to end-stage kidney disease, or ESKD. We estimate that IgAN affects approximately 140,000 – 150,000 people in the United States, approximately 200,000 people in Europe and several million people in Asia. Galactose-deficient immunoglobulin A1, or Gd-IgA1, is recognized as a critical autoantigen to which IgAN patients develop circulating autoantibodies, resulting in the formation and deposition of immune complexes in the glomeruli of the kidney. This process initiates an inflammatory cascade that damages the glomeruli, resulting in protein and blood leaking into the urine, called proteinuria or hematuria, respectively. Ultimately the filtration function of the kidney is impaired, reducing the ability to remove waste products from the blood. As the disease progresses, these waste products accumulate and can result in potentially life-threatening complications that often lead to the need for dialysis or kidney transplant. Sustained proteinuria is the most widely studied and the strongest predictor for the rate of progression to ESKD in IgAN.

Activation of the endothelin A receptor, or ETA receptor, has been implicated as a key driver of proteinuria, renal cell injury, including podocyte dysfunction and mesangial cell activation, along with promoting kidney inflammation and fibrosis, all resulting in the progression of IgAN. Atrasentan, by blocking ETA, has the potential to provide benefit in multiple chronic kidney diseases by reducing proteinuria and having direct anti-inflammatory and anti-fibrotic effects to preserve kidney function. We in-licensed atrasentan in December 2019 from AbbVie, which previously developed atrasentan for diabetic kidney disease through multiple clinical trials, including the phase 3 SONAR trial, which evaluated atrasentan in over 5,000 patients. We presented new preclinical data elucidating the mechanism of action of atrasentan in IgAN at multiple nephrology congresses in 2021, including the ISN World Congress of Nephrology, or WCN, International Podocyte Conference and ASN Kidney Week. In preclinical studies, atrasentan rapidly reduced albuminuria and downregulated intra-renal transcriptional proliferative, inflammatory and fibrotic signaling in the gddY mouse IgAN model. The data also showed that atrasentan attenuated human renal mesangial cell activation induced by endothelin-1 or IgAN patient immune-derived immune complexes in a translational model system.

In 2015, AbbVie made a strategic decision to exit kidney disease drug development and ultimately discontinued the SONAR trial in 2017 when less than half of the planned events had occurred due to a lower than predicted annual occurrence of the primary renal outcome. Clinical investigators closed the trial per protocol during which time further events accrued, and in April 2019 the data was reported at the WCN and simultaneously published in The Lancet. At that time, after only 184 out of a planned 425 events had been observed, the trial showed a statistically significant p-value of 0.029 on its primary endpoint of a composite of hard kidney outcomes, consisting of time to first occurrence of progression to end-stage kidney disease or doubling of serum creatinine. In the SONAR trial, atrasentan also demonstrated statistically significant reductions in proteinuria as well as improvements in the estimated glomerular filtration rate, or eGFR, both of which are measures of kidney function. Trial results showed atrasentan having well-characterized and manageable safety results in this high-risk diabetic kidney disease patient population. Fluid retention-related adverse events were more frequent in the atrasentan group than in the placebo group; however, these adverse events are a known class effect of endothelin receptor antagonists, and they were anticipated and generally well-managed in this high-risk diabetic population.

Based on the encouraging data from SONAR and strong mechanistic rationale, in March 2021 we initiated the phase 3 ALIGN trial of atrasentan in patients with IgAN at high risk of kidney function decline. We chose IgAN as the lead indication for evaluation of atrasentan due to the role of endothelin activation and proteinuria in disease progression, potential improved tolerability of atrasentan in this patient population, high unmet need and the possibility of submitting a new drug application, or NDA, seeking accelerated approval based on surrogate endpoints, including proteinuria. In April 2021 we initiated the phase 2 AFFINITY trial in other proteinuric glomerular diseases, including cohorts of patients with lower proteinuria IgAN, focal segmental glomerosclerosis, or FSGS, and Alport syndrome, as well as diabetic kidney disease combined with sodium glucose co-transporter 2, or SGLT2. inhibitors, such as canagliflozin or dapagliflozin, which have recently been shown to provide clinical benefit in patients with diabetic kidney disease. If our trials proceed as planned, we plan to present data from the IgAN patient cohort of the AFFINITY trial in an oral presentation at the ERA Congress in May 2022, and one or more additional cohorts of the AFFINITY trial during the second half of 2022, as well as data for the primary proteinuria endpoint in the ALIGN trial in 2023 to support accelerated approval.

BION-1301

We are also developing BION-1301, an investigational humanized IgG4 monoclonal antibody that blocks APRIL, a soluble factor that is believed to be implicated in IgAN and other indications, from binding to its receptors.

Patients with IgAN have significantly higher levels of APRIL than healthy individuals, and higher APRIL levels in these patients correlate with poor prognosis in the form of increased Gd-IgA1, increased proteinuria and decreased eGFR. Published literature has demonstrated that APRIL critically drives IgA class switching, the survival of IgA-producing plasma cells and the secretion of Gd-IgA1 (Hit 1 in the multi-hit pathogenesis of IgAN). Our preclinical experiments demonstrate that blocking APRIL inhibits the survival of and immunoglobulin production by human plasma cells. We have also demonstrated that IgA-producing plasma cells are more sensitive to immunomodulation by BION-1301, with a lesser effect observed on IgG, providing the potential to deplete IgA with BION-1301, while tempering effects on IgG and minimizing the potential for immunosuppression associated with IgG depletion. Blocking APRIL with BION-1301 is a distinct approach to IgAN by reducing circulating levels of Gd-IgA1 which is considered to be the pathogenic variant of IgA in IgAN. We believe BION-1301 represents a novel potential disease-modifying treatment for IgAN.

Preclinical studies have demonstrated that BION-1301 binds to a specifically defined epitope on APRIL, resulting in complete blockade of APRIL-induced receptor activation. In a preclinical study of BION-1301 in non-human primates, we observed a significant reduction of blood IgA levels and a favorable safety profile. Additional preclinical studies demonstrated that APRIL transgenic mice produce rising levels of IgA as well as IgA deposits in the kidney. Administration of mouse anti-human APRIL was shown to reduce levels of IgA in both the serum and the kidney. In patients with IgAN, BION-1301 has been shown to neutralize APRIL and deplete Gd-IgA1, resulting in clinically meaningful reductions in proteinuria.

A phase 1/2 clinical trial of BION-1301 is currently ongoing. Parts 1 and 2 of this trial evaluating the safety and tolerability of BION-1301 in healthy volunteers have been completed. In healthy volunteers, BION-1301 was well-tolerated, demonstrated dose-dependent increases in target engagement as measured by free APRIL levels, dose-dependently and durably reduced IgA, IgM and IgG levels (to a lesser extent) and had a half-life of approximately 33 days, suggesting the potential for an extended dosing interval. Additional data in healthy volunteers from this trial were presented at the 2021 WCN, or WCN’21, demonstrating BION-1301 produced dose-dependent reductions in serum Gd-IgA1 levels that were greater in magnitude than previously reported for total IgA concentrations.

In addition, we completed a phase 1 intravenous, or IV to subcutaneous, or SC, bioavailability study in healthy volunteers. Results from the bioavailability study were presented at WCN’21. In this study, BION-1301 was well-tolerated when administered by both IV and SC routes in healthy volunteers, the pharmacokinetic profile of BION-1301 was consistent with previous clinical studies, the absorption rate of BION-1301 was typical of a monoclonal antibody and the magnitude of pharmacodynamic responses were largely retained with SC dosing compared to IV dosing.

We are currently enrolling patients with IgAN in Cohort 2 of Part 3 of the phase 1/2 trial in which patients with IgAN are dosed with 600 mg of BION-1301 SC every two weeks for up to 52 weeks. We presented data from Cohort 1 of Part 3 of this trial, in which patients were dosed with 450 mg of BION-1301 IV every two weeks, at ASN Kidney Week 2021 in early November. The data presented at the conference demonstrate that BION-1301 was generally well-tolerated to date in patients with IgAN, with no serious adverse events or treatment discontinuations due to adverse events. The pharmacokinetics of BION-1301 observed in patients with IgAN were consistent with those previously reported in healthy volunteers and sufficient to drive rapid and sustained reductions in free APRIL levels, as well as durable reductions in Gd-IgA1, IgA, IgM, and to a lesser extent, IgG levels. BION-1301 demonstrated a greater than fifty percent (50%) geometric mean reduction in 24-hour urine protein creatinine ratio, or UPCR, in patients with IgAN after three (n=6) to six months (n=4) of treatment, a clinically meaningful result in this patient population.

Recent amendments to the design of Part 3 also include the option for a third cohort of patients to receive a SC dose of BION-1301 at a dose and schedule that would be determined based on data generated from Cohort 2. We believe moving forward with Cohort 3 may help us better understand the SC dose-response relationship prior to moving into a pivotal trial in IgAN, which we anticipate initiating in 2023.

CHK-336

Our third clinical development candidate is CHK-336, a liver-targeted oral small molecule lactate dehydrogenase, or LDHA, inhibitor, which we are developing for the treatment of PH, secondary hyperoxaluria and idiopathic kidney stone formation. Hyperoxalurias, including PH, are diseases caused by excess oxalate, a potentially toxic metabolite typically filtered by the kidneys and excreted as a waste product in urine. Symptoms of PH include recurrent kidney stones, which when left untreated, can result in kidney failure requiring dialysis or dual kidney/liver transplantation. In patients with hyperoxalurias, excess oxalate combines with calcium to form calcium oxalate crystals that deposit in the kidney, resulting in the formation of painful kidney stones and driving progressive kidney damage over time. PH1, PH2 and PH3 are a group of ultra-rare diseases caused by genetic mutations that result in excess oxalate, and in their most severe forms, can lead to end-stage kidney disease at a young age. We also believe CHK-336 may have potential in the treatment of patients with secondary hyperoxaluria and idiopathic stone formation. We have submitted an investigational new drug application, or IND, and are advancing CHK-336 towards an expected start of a phase 1 clinical trial in healthy volunteers in the first half of 2022 for the treatment of PH. We have also received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH.

Research and Discovery Programs

Beyond CHK-336, we have active research and discovery efforts focused on other rare, severe kidney diseases. Our precision medicine research approach focuses on developing product candidates targeting the most promising molecular pathways identified as key disease drivers in collaboration with key scientific advisors. Our scientific advisors provide valuable guidance on target selection, prioritization and validation strategies, as well as access to technology platforms that support target validation efforts through biological insights into human disease mechanisms and translational cellular and animal model systems.

In March 2021, we announced a strategic collaboration with Evotec focused on the joint identification, characterization and validation of novel mechanisms as well as the discovery of precision medicines for lupus nephritis, IgAN, PKD and other primary glomerular diseases. The collaboration leverages access to the National Unified Renal Translational Research Enterprise, or NURTuRE, patient biobank for chronic kidney diseases and nephrotic syndrome as well as Evotec’s proprietary PanOmics platform, which combines enhanced throughput proteomics, high throughput transcriptomics and cell imaging with PanHunter, Evotec’s unique data analysis platform. Through our collaboration with Evotec, we intend to characterize molecular drivers, identify and validate novel targets and drive patient stratification strategies in kidney disease.

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

Our Strategy

Our goal is to be a leader in the discovery, development and commercialization of precision medicines to treat kidney diseases. Our strategy includes the following key components:

Continue to advance the phase 3 ALIGN trial of atrasentan for IgAN towards an expected topline proteinuria data readout in 2023, and begin presenting data from the phase 2 AFFINITY basket trial for proteinuric glomerular diseases during 2022. In March 2021, we initiated the phase 3 ALIGN trial of our lead product candidate, atrasentan, for IgAN. We received feedback from the U.S. Food and Drug Administration, or the FDA, and the European Medicines Agency, or the EMA, on the design of our phase 3 trial, which utilizes reduction in proteinuria after six months of treatment as the primary endpoint to support an application for accelerated approval under Subpart H in the United States, and reduction in eGFR decline following 2.5 years of treatment followed by a wash-

out period as the potential confirmatory endpoint for full approval, if accelerated approval is granted. In April 2021 we initiated the phase 2 AFFINITY basket trial in proteinuric glomerular diseases. We plan to present data from the IgAN patient cohort of the AFFINITY trial in an oral presentation at the ERA Congress in May 2022, and one or more additional cohorts of the AFFINITY trial during the second half of 2022, followed by topline proteinuria data from ALIGN expected in 2023. We believe the hemodynamic, anti-fibrotic and anti-inflammatory properties of atrasentan, as well as its impact to reduce mesangial cell activation, could provide significant clinical benefit on top of standard-of-care RASis for patients with IgAN.

Determine the optimal dose and schedule for BION-1301 to advance into a pivotal trial for IgAN in 2023. We plan to complete Part 3 of the ongoing phase 1/2 clinical trial in which patients with IgAN receive subcutaneous BION-1301 during 2022. Data from Part 3 of this trial is intended to confirm the SC dose-response relationship of BION-1301 and inform the design of a pivotal trial in IgAN, which we anticipate initiating in 2023. We believe the mechanism of action of BION-1301 could potentially be disease-modifying for patients with IgAN.

Advance CHK-336 into a phase 1 trial in healthy volunteers during 2022 to position the program for a proof-of-concept trial in hyperoxaluria patients in 2023. We are advancing CHK-336 towards an expected start of a phase 1 clinical trial in healthy volunteers in the first half of 2022 for the treatment of PH. We believe CHK-336 could represent an important new treatment option for patients with diseases caused by excess oxalate production.

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

Enhance our product portfolio by identifying novel disease targets and in-licensing promising product candidates for kidney diseases. We are actively evaluating and pursuing novel targets, intellectual property and product candidates for acquisition and in-licensing to supplement our internal research efforts and continue to build our pipeline of precision medicines for kidney disease. Through our team’s focus and expertise in kidney disease, as well as our connections within the nephrology community, we are positioning the company as a partner of choice for promising renal programs. We believe continued advances in the biological understanding of kidney diseases will provide opportunities to further expand our portfolio with preclinical and/or clinical product candidates.

Maintain broad commercial rights to our product candidates. We plan to maintain commercial rights for atrasentan and BION-1301 in North America and possibly Europe. In November 2021, we also established SanReno Therapeutics, a joint venture in China to develop, manufacture and commercialize kidney disease therapies in mainland China, Hong Kong, Macau, Taiwan and Singapore. There is a large unmet medical need due to the higher incidence and prevalence of IgAN among east-Asian populations, and we believe it is important to have a strong local presence that may allow us to accelerate the clinical development and maximize the commercial potential of atrasentan and BION-1301 in the region. As we continue to advance our programs, we may pursue additional strategic collaborations to share risk and supplement our resources at the appropriate time, especially in regions outside of North America.

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

Chronic Kidney Disease Background

Chronic kidney disease, or CKD, is a large and growing problem globally. In 2017, the global prevalence of CKD was 9.4 percent (697.3 million cases) and CKD has risen from the 29th leading cause of global disability-adjusted life-years, or DALYs, in 1990 for all ages to the 18th in 2019. Overall, nearly one in ten people around the world have CKD. In the United States alone, the health care system spends over $120 billion annually on kidney disease, much of which is dedicated to dialysis and transplant after a patient’s kidneys have already failed. There have been few new drugs developed and approved for chronic kidney diseases over the past several decades. Current management of CKD largely consists of supportive care, focused mainly on controlling high blood pressure with medications. Therefore, there is a large unmet medical need for therapies that can delay or prevent progression of kidney disease, preserve kidney function and improve quality of life for people living with kidney disease. We are focused initially on developing atrasentan and BION-1301 in IgAN and other proteinuric glomerular diseases.

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

Recent research has suggested that an abnormal mucosal immune response stimulating the production of Gd-IgA1 (Hit 1), which is recognized as an autoantigen by circulating autoantibodies (Hit 2), may be the initiating event causing IgAN. As demonstrated in the figure below, immune recognition results in the formation of pathogenic immune complexes (Hit 3) that deposit in the kidney and activate mesangial cells (Hit 4), which are key cells in the kidney that provide structural support to the glomerulus. Activated mesangial cells proliferate and produce excess amounts of extracellular matrix components, such as cytokines and chemokines. Mesangial cell-podocyte crosstalk results in proteinuria, which is a key driver of disease progression and subsequent kidney function loss.

Excessive tubular reabsorption of filtered proteins is thought to stimulate a pro-inflammatory response in tubular epithelial cells that results in the secretion of cytokines, chemokines, growth factors and vasoactive molecules into the tubulointerstitial space. This results in interstitial inflammation and fibrosis, which drives kidney function decline.

The clinical presentation of IgAN is heterogenous and can range from intermittent hematuria and low-level proteinuria with a benign clinical course over time and a low risk of progression to ESKD, to a more aggressive form with high levels of proteinuria and rapid loss of kidney function. Given the variable disease course, a major advance in the care of IgAN patients is the recognition of prognostic factors that can identify patients at greater risk of progression to ESKD. These prognostic markers include the presence of hypertension, evidence of reduced eGFR, and the presence of sustained proteinuria of more than one gram per day. These factors, in addition to biopsy histologic characteristics, prior medication use and race/ethnicity, have given rise to a risk prediction tool that can stratify newly diagnosed patients into risk groups. Of these various factors, the strongest risk factor for rapid progression, identified through multivariate analyses, is sustained proteinuria. The importance of this factor was demonstrated in multiple studies showing that proteinuria over one gram per day was associated with more rapid kidney function loss in a dose-dependent fashion, and that interventions that reduce proteinuria to below one gram per day led to decreased risk of kidney failure. Therefore, clinical management of IgAN is focused on reduction of proteinuria in order to slow progression of kidney function loss.

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

The primary focus of patient management is to control glomerular pressure through the administration of hypertension medications, such as angiotensin converting enzyme inhibitors, or ACE inhibitors, and angiotensin II receptor blockers, or ARBs, as well as lifestyle management such as dietary salt restriction, smoking cessation, weight control and exercise. Patients who fail conservative management and continue to have levels of proteinuria greater than one gram per day have limited established safe and effective treatment options. Current treatment guidelines suggest that a six-month course of glucocorticoids can be administered to these patients, although the potential for toxicity needs to be carefully considered. In December 2021, the FDA approved a corticosteroid treatment called Tarpeyo (budesonide) for patients with IgAN at risk of rapid progression, which is generally a UPCR > 1.5g/g. Tarpeyo was approved under accelerated approval based on a reduction in proteinuria, and it has not been established whether Tarpeyo slows kidney function decline in patients with IgAN. Historically, the evidence in support of the use of corticosteroids is of low quality, and any benefit in renal protection may potentially be offset by important systemic acute and chronic toxicities. The evidence to support use of corticosteroids as well as other immunosuppressants such as rituximab, cyclophosphamide and mycophenolate mofetil remains unclear and practice patterns vary widely. Therefore, there is an important unmet medical need to develop therapies for patients with IgAN who remain at risk for progressive renal function loss despite optimal conservative management.

Other Proteinuric Glomerular Diseases

Many glomerular diseases, such as FSGS, Alport syndrome, membranous nephropathy and sickle cell nephropathy, include proteinuria as an important feature in disease progression. These glomerular diseases currently have very limited treatment options that often involve immunosuppressive therapy. For example, FSGS is an important cause of ESKD. There are currently no FDA-approved pharmacologic treatments for FSGS, and off-label treatments are limited to ACE inhibitors and ARBs, steroids and other immunosuppressant agents, which are effective in only a subset of patients. The global incidence of FSGS has been estimated at eight per million people and we estimate that there are approximately 40,000 FSGS patients in the United States and a similar number in Europe. Additionally, Alport syndrome is a rare, genetic form of CKD caused by mutations in the genes encoding type IV collagen, which is a major structural component of the glomeruli in the kidney. Patients with Alport syndrome experience a progressive worsening of the kidney’s capacity to filter waste products out of the blood, which can lead to ESKD and the need for chronic dialysis treatment or a kidney transplant. Alport syndrome affects both children and adults. In patients with the most severe forms of the disease, approximately 50 percent progress to dialysis by age 25, 90 percent by age 40, and nearly 100 percent by age 60. According to the Alport Syndrome Foundation, the disease affects approximately 30,000 to 60,000 people in the United States. There are currently no approved therapies to treat Alport syndrome, and current management focuses on blood pressure control.

Our Product Candidates

Atrasentan

Our lead product candidate is atrasentan, a potent and selective endothelin A receptor antagonist that we are developing for the treatment of proteinuric glomerular diseases. Atrasentan is designed to reduce proteinuria and slow the progression of IgAN. In March 2021, we initiated a phase 3 trial of atrasentan called ALIGN for the treatment of IgAN, and in April 2021, we initiated a phase 2 basket trial called AFFINITY for the treatment of other proteinuric glomerular diseases.

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

ET pathway activation has been documented in patients with IgAN. High kidney levels of ET-1 are often seen in patients with IgAN with high levels of proteinuria, and predict rapid progression of IgAN. Selective inhibition of ETA was studied in a clinical trial of proteinuric CKD patients without diabetes, with the selective ETA inhibitor sitaxsentan. In this study, sitaxsentan was shown to reduce proteinuria by approximately 30 percent in this proteinuric CKD population including individuals with IgAN. In addition, ETA blockade with sitaxsentan reduced arterial stiffness and appeared to be well tolerated with no clinically significant adverse effects reported. However, sitaxsentan was subsequently removed from the market due to liver toxicity believed to be specifically associated with the chemical structure of sitaxsentan and unrelated to ETA inhibition.

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

Atrasentan demonstrated a statistically significant and clinically meaningful reduction in proteinuria, as assessed by urine albumin to creatinine ratio, or UACR, in multiple phase 2 and phase 3 trials in diabetic nephropathy patients. In these trials, the change in UACR was generally observed within the first two weeks after treatment initiation and remained stable thereafter for the duration of chronic administration. Across phase 2 and phase 3 trials, the placebo-adjusted mean reduction in proteinuria was approximately 30 to 35 percent, although considerable intra-subject and inter-subject variability has been observed.

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

We believe the observed reduction in UACR across multiple clinical trials, as well as the favorable results observed on long-term renal outcomes, provide strong rationale for clinical evaluation of atrasentan in IgAN, a disease in which clinical management is centered around proteinuria reduction.

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

As a class, endothelin receptor antagonists have a well-characterized embryo-fetal toxicity profile, resulting in Risk Evaluation and Mitigation Strategies, or REMS, programs and mandatory birth control for women of child-bearing age. We expect the FDA to require similar restrictions on the use of atrasentan, if approved. The endothelin system is also known to play a role in spermatogenesis, and although atrasentan was linked to reduced sperm concentrations in a small study (n=17) evaluating the effect of atrasentan on sperm concentration, sperm concentrations subsequently recovered in the four affected patients to within the normal range following drug discontinuation. The impact of long-term atrasentan treatment on spermatogenesis and male fertility is not known.

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

The diuretic effects achieved with SGLT2 inhibitors may offset the fluid retention effects of atrasentan, while the effects on albuminuria and kidney protection of both drug classes may be complementary due to distinct mechanisms of action. A third-party post-hoc analysis of the SONAR trial showed that in patients with type 2 diabetes and chronic kidney disease, six-weeks of treatment with atrasentan combined with an SGLT2 inhibitor versus atrasentan alone decreased body weight, a surrogate for fluid retention, and further decreased albuminuria. We believe this data supports future exploration of the long-term efficacy and safety of atrasentan in combination with SGLT2 inhibitors in IgAN.

Rationale for Atrasentan Development in IgAN

Chronic proteinuric kidney diseases, including IgAN and other proteinuric glomerular diseases, are characterized by progressive renal function loss, accompanied by excessive levels of urinary protein excretion, and have been proposed to progress by a final common pathway, irrespective of initiating cause. Glomerular hypertension, a maladaptive response to reduced kidney function, along with increased glomerular permeability results in the increased filtration of plasma proteins, which causes proteinuria. The consequent excess exposure of protein to glomerular and tubular epithelial cells has been shown preclinically to play a key pathogenic role in the progression of CKD. Kidney cells exposed to an excessive protein load release pro-fibrotic factors that can act locally to drive glomerulosclerosis. In vitro and in vivo studies have been used to develop a model of the final common pathway whereby excessive tubular reabsorption of filtered proteins stimulates a pro-inflammatory response that results in the secretion of cytokines, chemokines, growth factors and vasoactive molecules into the tubulointerstitial space. This results in interstitial inflammation and fibrosis, which drive renal function decline.

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

Proteinuria as a Surrogate Marker for IgAN

CKD trials have typically relied on clinical outcomes for the primary endpoint, such as time to first occurrence of doubling of serum creatinine or ESKD (dialysis or transplantation). This generally requires very large trials of long duration, which have proved challenging in IgAN. The Kidney Health Initiative, or KHI, a partnership between the American Society of Nephrology and the FDA launched a project in 2016 to identify surrogate endpoints that could serve as reliable predictors of a treatment’s effect on long-term kidney outcomes in IgAN and be used as a basis for accelerated approval. Surrogate endpoints are used in clinical trials as a substitute for a direct measure of how a patient feels, functions or survives and although they do not measure the clinical benefit of primary interest, they are expected to predict that clinical benefit. The KHI project focused on proteinuria reduction as the most widely recognized and studied risk factor for progression to ESKD in IgAN and found a consistent relationship between the level and duration of proteinuria and loss of kidney function from epidemiologic studies. In addition, trial-level analyses of 13 randomized IgAN clinical trials showed a strong association between treatment effects on percent reduction of proteinuria at approximately nine months (measurements ranged from seven to 12 months) and treatment effects on a composite of time to doubling of serum creatinine, ESKD, or death. The analyses also indicated that the reduction of proteinuria must be sustained to confer protection against progressive loss of GFR. The KHI project concluded that proteinuria reduction is a surrogate endpoint reasonably likely to predict a treatment’s effect on progression to ESKD in IgAN. In the United States, surrogate endpoints reasonably likely to predict clinical benefit can be used as a basis for accelerated approval of therapies intended to treat serious or life-threatening conditions, such as IgAN. The predicted clinical benefit of products granted accelerated approval need to be verified in a post-marketing confirmatory trial.

A recently published meta-analysis of 12 randomized clinical trials in IgAN to compare treatment effects on change in proteinuria to change in eGFR slope, provides new evidence supporting that early reduction in proteinuria can be used as a surrogate endpoint for studies of CKD progression in IgAN.

Ongoing Phase 3 ALIGN Trial of Atrasentan for the Treatment of IgAN

The ALIGN study, a phase 3, randomized, double-blind, placebo-controlled study of atrasentan in patients with IgAN at risk of progressive loss of kidney function, is designed to evaluate change from baseline in proteinuria and eGFR in 320 patients with IgAN. We have designed the trial in collaboration with a steering committee composed of leading global experts in glomerular diseases and are evaluating atrasentan at 0.75 mg daily, the dose used in the SONAR trial. The primary endpoint of the trial is change from baseline in proteinuria in the first 270 patients at six months post randomization. The key secondary endpoint is change from baseline in eGFR after all 320 patients have completed approximately two and half years of treatment. This global study is expected to be conducted in approximately 15-20 countries on four continents at approximately 160-170 investigative sites. We initiated the trial in March 2021 and anticipate data for the primary proteinuria endpoint in 2023 to support potential accelerated approval.

We have held a Type B End of phase 2 meeting with the FDA to discuss the design of the ALIGN trial and, if the data from the trial are positive, we plan to seek approval of an NDA under the accelerated approval pathway in the United States. Additionally, we have also received feedback on the study design from the EMA and the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan. Based upon this feedback, we believe that upon completion, the ALIGN trial could serve as the basis of a successful marketing authorization application, or MAA, in European countries, Japan, China and other countries.

Ongoing Phase 2 AFFINITY Basket Trial for the Treatment of Other Proteinuric Glomerular Diseases

In April 2021 we initiated a phase 2 basket study of atrasentan called AFFINITY in several populations of proteinuric glomerular disease patients. Four initial cohorts will include IgAN patients with lower levels of proteinuria (UPCR >0.5g/g <1.0 g/g urine protein/creatinine), FSGS, Alport syndrome, and diabetic kidney disease combined with an SGLT2 inhibitor. Approximately 20 patients are planned to be treated with open-label atrasentan in each cohort. The primary endpoint for each cohort will be the change from baseline in proteinuria at 12 weeks. Additional cohorts may be added to the basket study. We plan to present data from the IgAN patient cohort of the AFFINITY trial in an oral presentation at the ERA Congress in May 2022, and one or more additional cohorts of the AFFINITY trial during the second half of 2022, and believe the study will provide signal-seeking data to inform our life cycle management strategy for atrasentan.

BION-1301

Our second product candidate, BION-1301, is an investigational humanized IgG4 monoclonal antibody that blocks APRIL binding to its receptors and is being developed as a novel disease-modifying therapy for IgAN. BION-1301 is currently in an ongoing phase 1/2 clinical trial for patients with IgAN.

We believe the key attributes of our BION-1301 product candidate include:

•

Early Evidence of Potency. BION-1301, a humanized antibody that blocks APRIL from binding to both its receptors, has been shown in mice and monkeys in preclinical studies to reduce serum IgA levels and to reduce IgA as well as Gd-IgA1 levels in healthy volunteers, demonstrating compelling rationale for its use in patients with IgAN.

•	Novel Mechanism. Blocking APRIL is a distinct approach to reduce circulating levels of IgA and Gd-IgA1, with disease-modifying potential in IgAN.
•	Versatility. APRIL is implicated in the pathogenesis of multiple indications including IgAN and other diseases that involve plasma cells.
•	Ease of Manufacture. BION-1301 is a biologic that can be manufactured through well-established processes.
•	Broad Applicability. BION-1301 is a monoclonal antibody, an established therapeutic class to treat cancer as well as autoimmune diseases.

Patients with IgAN have significantly higher levels of APRIL than healthy individuals, and higher APRIL levels in these patients correlate with poor prognosis in the form of increased Gd-IgA1, increased proteinuria and decreased eGFR. We know from published literature that APRIL critically drives IgA class switching, the survival of IgA-producing plasma cells and the secretion of Gd-IgA1 (Hit 1 in the multi-hit pathogenesis of IgAN). Our preclinical experiments demonstrate that blocking APRIL inhibits the survival of and immunoglobulin production by human plasma cells. We have also demonstrated that IgA-producing plasma cells are more sensitive to immunomodulation by BION-1301, with a lesser effect observed on IgG, providing the potential to deplete IgA with BION-1301, while tempering effects on IgG and minimizing the potential for immunosuppression associated with IgG depletion.

Blocking APRIL with BION-1301 is a distinct approach to IgAN by reducing circulating levels of Gd-IgA1 which is considered to be the pathogenic variant of IgA in IgAN. We believe BION-1301 represents a novel potential disease-modifying treatment for IgAN.

Preclinical studies have demonstrated that BION-1301 binds to a specifically defined epitope on APRIL, resulting in complete blockade of APRIL-induced receptor activation. In a preclinical study of BION-1301 in non-human primates, we observed a significant reduction of blood IgA levels and a favorable safety profile. Additional preclinical studies demonstrated that APRIL transgenic mice produce rising levels of IgA as well as IgA deposits in the kidney. Administration of mouse anti-human APRIL was shown to reduce levels of IgA in both the serum and the kidney. In patients with IgAN, BION-1301 has been shown to neutralize APRIL and deplete Gd-IgA1, resulting in clinically meaningful reductions in proteinuria. The illustration below shows the potential reduction of immune complex formation in the kidneys by BION-1301 and its effect in IgAN.

BION-1301* in IgA Nephropathy

BION-1301
(Anti-APRIL mAb)
APRIL
Plasma cells
BION-1301 reduces secretion of Gd-IgA1 and anti-Gd-IgA1 autoantibodies
Reduction in immune complex formation and deposition in the kidney

*BION-1301 is under investigation

In May 2019, we initiated a phase 1/2 clinical trial evaluating BION-1301 in healthy volunteers and patients with IgAN. The phase 1/2 multi-center trial evaluated the safety and tolerability of BION-1301 in 63 healthy volunteers in double-blinded, placebo-controlled single-ascending dose, or SAD, and multiple-ascending dose, or MAD, settings. Healthy volunteers in the SAD portion of the study (Part 1) received placebo or a single IV dose of BION-1301 ranging from 10 mg to 1350 mg on day 1. Healthy volunteers in the MAD portion of the study (Part 2) received placebo or IV doses of BION-1301 ranging from 50 mg to 450 mg on days 1, 15 and 29 (three doses total).

We presented data from Parts 1 and 2 of the study in healthy volunteers at the 57th ERA-EDTA Virtual Congress in June 2020 and ASN Kidney Week 2020 Reimagined. BION-1301 was well-tolerated, with no significant adverse events, treatment discontinuations or events meeting stopping criteria, across a wide range of doses. Non-neutralizing ADAs occurred in less than 10 percent of subjects with no correlation to dose. The PK profile of BION-1301 was well-behaved, generally dose proportional, and had a half-life of approximately 33 days, suggesting the potential for an extended dosing interval. BION-1301 demonstrated a dose-dependent increase in target engagement as measured by free APRIL levels in serum; over 90 percent target engagement was achieved with a single 450 mg dose. BION-1301 dose-dependently and durably reduced IgA and IgM levels, and to a lesser extent, IgG levels. Approximately 50 to 60 percent reduction in IgA levels was achieved with 150 mg to 450 mg of BION-1301. At all doses tested, IgG levels remained in the normal lab range, thereby providing a PD window to potentially exploit reductions in IgA, while tempering reductions in IgG. Additional data in healthy volunteers from this trial were presented at WCN’21. BION-1301 produced dose-dependent reductions in serum Gd-IgA1 levels that were greater in magnitude than previously reported for total IgA concentrations.

In addition, we have completed a phase 1 IV to SC bioavailability study in healthy volunteers. Results from this study were presented at WCN‘21. In this study, BION-1301 was well-tolerated when administered by both IV and SC routes in healthy volunteers, the pharmacokinetic profile of BION-1301 was consistent with previous clinical studies, the absorption rate of BION-1301 was typical of a monoclonal antibody and the magnitude of pharmacodynamic responses were largely retained with SC dosing compared to IV dosing.

We are currently enrolling patients with IgAN in Cohort 2 of Part 3 of a phase 1/2 trial in which patients with IgAN are dosed with 600 mg of BION-1301 SC every two weeks for up to 52 weeks. We presented data from Cohort 1 of Part 3 of this trial, in which patients were dosed with 450 mg of BION-1301 IV every two weeks, at ASN Kidney Week 2021 in early November. The data presented at the conference demonstrated that BION-1301 was generally well-tolerated to date in patients with IgAN, with no serious adverse events or treatment discontinuations due to adverse events. The pharmacokinetics of BION-1301 observed in patients with IgAN are consistent with those previously reported in healthy volunteers and, as demonstrated in the figures below, are sufficient to drive rapid and sustained reductions in free APRIL levels, as well as durable reductions in Gd-IgA1, IgA, IgM, and to a lesser extent, IgG levels. BION-1301 demonstrated a greater than fifty percent (50%) geometric mean reduction in 24-hour urine protein creatinine ratio (UPCR) in patients with IgAN after three (n=6) to six months (n=4) of treatment, a clinically meaningful result in this patient population. We plan to present additional data from Cohort 1 of Part 3 of this trial in a mini-oral presentation at the ERA Congress in May 2022, and additional data from Cohort 2 of Part 3 of this trial in the second half of 2022.

Recent amendments to the design of Part 3 also include the option for a third cohort of patients to receive a SC dose of BION-1301 at a dose and schedule that would be determined based on data generated from Cohort 2. Moving forward with Cohort 3 may help us better understand the SC dose-response relationship prior to moving into a pivotal trial in IgAN, which we anticipate initiating in 2023.

CHK-336

Our third product candidate is CHK-336, a liver-targeted oral small molecule LDHA inhibitor, which we are developing for the treatment of PH, secondary hyperoxaluria, and idiopathic kidney stone formation. Hyperoxalurias, including PH, are diseases caused by excess oxalate, a potentially toxic metabolite typically filtered by the kidneys and excreted as a waste product in urine. Symptoms of PH include recurrent kidney stones, which when left untreated, can result in kidney failure requiring dialysis or dual kidney/liver transplantation. In patients with hyperoxalurias, excess oxalate combines with calcium to form calcium oxalate crystals that deposit in the kidney, resulting in the formation of painful kidney stones and driving progressive kidney damage over time. PH1, PH2 and PH3 are a group of ultra-rare diseases caused by genetic mutations that result in excess oxalate, and in their most severe forms, can lead to end-stage kidney disease at a young age. We also believe CHK-336 may have potential in the treatment of patients with secondary hyperoxaluria and idiopathic stone formation. We are advancing CHK-336 towards an expected start of a phase 1 clinical trial in healthy volunteers in the first half of 2022 for the treatment of PH.

As seen in the illustration below, LDHA catalyzes the terminal step in the production of oxalate from glyoxylate in the liver, therefore LDHA inhibition has the potential to treat all forms of PH – PH1, PH2 and PH3 – as well as other disorders arising from excess oxalate. This is a point of differentiation for CHK-336 since inhibition using small molecules or silencing using small-interfering RNAs (siRNAs) of glycolate oxidase (GO), the enzyme involved in the production of glyoxylate from glycolate, is limited to the treatment of PH1 only. An oral, liver-targeted LDHA small molecule inhibitor has the potential for robust efficacy by rapidly distributing to the site of oxalate production, while minimizing systemic exposures and potential for off-target activity, to facilitate a favorable tolerability profile required in this chronic disease.

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

We have submitted an IND and are advancing CHK-336 towards an expected start of a phase 1 clinical trial in healthy volunteers in the first half of 2022 for the treatment of PH. We believe clinical proof of concept for CHK-336 can be achieved efficiently in small studies using urinary oxalate as a validated surrogate biomarker and primary endpoint with the potential for full approval of this program in PH. We have also received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH.

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

To supplement our internal research efforts, we have entered into a strategic collaboration with Evotec focused on the discovery and development of novel precision medicine therapies for patients with chronic kidney diseases. Based on Evotec’s proprietary comprehensive molecular datasets from thousands of patients across chronic kidney diseases of multiple underlying etiologies, we and Evotec will jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, PKD, and other primary glomerular diseases. The collaboration will also involve further characterization of pathways and patient stratification strategies for programs currently in Chinook’s clinical and preclinical pipeline.

Gaining access to the NURTuRE cohort study and other proprietary patient biobanks, along with Evotec’s multi-omics integration platform, enables us to characterize the molecular drivers of kidney diseases, identify and validate novel targets and drive patient stratification strategies in kidney disease. With a focus on comprehensive molecular disease classification, combined with prospective clinical outcomes, we believe we have the opportunity to potentially deliver targeted therapies to the right patient populations.

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

Atrasentan. Under our license agreement with AbbVie, we received a substantial amount of drug product and drug substance to support clinical trials of atrasentan. We plan to resupply our clinical trials and prepare for future commercial launch with additional manufacturing campaigns conducted by AbbVie. In addition, we believe that the synthesis from regulatory starting material to drug substance can be manufactured at scale, resulting in a commercially competitive cost of goods.

BION-1301. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture product for clinical use based on engineered cell lines that express and secrete the antibody product candidate. We have contracted with a CMO to develop, produce and release drug substance and drug product for use in the ongoing phase 1/2 clinical trial. We expect to continue to rely on CMOs for further manufacturing of BION-1301, including the development and manufacturing of alternative formulations.

CHK-336. In 2021, we continued manufacturing activities for CHK-336 initiated in 2020 to support IND-enabling studies.

Sales and Marketing

We do not currently have sales and marketing infrastructure to support commercial launch of our products. We intend to build such capabilities in North America prior to launch of atrasentan. Outside of North America, we may rely on licensing, co-sale and co-promotion agreements with strategic partners for the commercialization of our products, including the recently formed joint venture, SanReno Therapeutics, in East Asia. If we build a commercial infrastructure to support marketing in North America, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that atrasentan will be approved.

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

If our lead product candidate atrasentan is approved for the treatment of IgAN, it may compete with other products used to treat this disease. To our knowledge, there is only one FDA-approved drug for IgAN, the corticosteroid treatment Tarpeyo (budesonide), but there are a variety of additional treatments utilized, including renin angiotensin inhibitors, steroids, chemotherapy drugs and immunomodulatory approaches. In addition, there are a number of competitors in clinical development for the treatment of IgAN at a similar stage of development or more advanced than us, including AstraZeneca PLC, Calliditas Therapeutics AB, Novartis AG, Omeros Corporation, Reata Pharmaceuticals, Inc., Travere Therapeutics, Inc., Vera Therapeutics and Otsuka Pharmaceutical Co., Ltd.

Many of our potential competitors, alone or with strategic partners, may have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Mergers and acquisitions in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or less expensive than any product candidates that we may develop. In geographies that are critical to our commercial success, competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, if ever. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience and availability of reimbursement. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs.

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

With respect to atrasentan, we have exclusively licensed issued U.S. and foreign patents and pending U.S. and foreign patent applications that cover formulations and methods of use related directly to atrasentan from AbbVie. These exclusively licensed patents included eight issued U.S. patents and three pending foreign patent applications. These patents, and any patents that issue from the pending applications, that we have licensed from AbbVie are anticipated to expire between 2028 and 2034, absent any patent term adjustments or extensions.

Separately, we have filed U.S. patent applications with claims that are intended to cover additional methods of treatment and combinations of atrasentan with other therapies in kidney disease. Any patents that may issue from these currently pending patent applications, which include PCT international applications, U.S. patent applications, and foreign patent applications, are expected to expire in 2040-2041, absent any patent term adjustments or extensions.

With respect to BION-1301, we have four issued U.S. patents, eleven issued foreign patents, one pending U.S. patent and 12 pending foreign patents, that cover the composition of matter of BION-1301, as well as methods of use. These patents, and any patents that issue from the pending applications are anticipated to expire between 2030 and 2041, absent any patent term adjustments or extensions.

With respect to CHK-336, we have in-licensed issued U.S. and foreign patents and have filed U.S. and foreign patent applications with claims that cover the composition of matter of CHK-336 and other related compounds, as well as methods of use. As of December 31, 2021, any patents that may issue from these currently pending patent applications, which include PCT international applications, U.S. patent applications, and foreign patent applications, are expected to expire in 2041, absent any patent term adjustments or extensions.

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

We have filed for trademark protection of the “Chinook Therapeutics” mark with the USPTO and foreign trademark registries. We intend to register and maintain the trademark “Chinook Therapeutics” in the USPTO and in numerous other jurisdictions, including, but not limited to, the European Union (EU), China, India, Switzerland, the United Kingdom, or UK, and Canada.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA, the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices, or GLP. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practices, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $3,100,000 for Fiscal Year 2022 for an application containing clinical data. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved NDA are also subject to annual program fees, currently exceeding $360,000 for each prescription product. The FDA adjusts the user fees on an annual basis, and the fees typically increase annually.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with Good Manufacturing Practices, or cGMP, requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also typically inspects clinical trial sites to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy.

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

If, or when, the deficiencies identified in the CRL have been addressed to FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a REMS to help ensure that the benefits of the drug outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Rare Pediatric Disease Vouchers

The Rare Pediatric Disease Voucher Program is intended to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Although there are existing incentive programs to encourage the development and study of drugs for rare diseases, pediatric populations, and unmet medical needs, this program provides an additional incentive for the development of drugs for rare pediatric diseases, which may be used alone or in combination with other incentive programs. A rare pediatric disease is defined as a disease that is a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and is a rare disease or condition as defined in the FD&C Act, which includes diseases and conditions that affect fewer than 200,000 persons in the U.S. and diseases and conditions that affect a larger number of persons and for which there is no reasonable expectation that the costs of developing and making available the drug in the U.S. can be recovered from sales of the drug in the U.S.

The sponsor of a human drug application for a rare pediatric disease drug product may be eligible for a voucher that can be used (or sold) to obtain a priority review for a subsequent human drug application submitted under section 505(b)(1) of the FD&C Act or section 351 of the Public Health Service Act after the date of approval of the rare pediatric disease drug product. The rare pediatric disease priority review voucher program was most recently re-authorized by Congress in the Consolidated Appropriations Act of 2021, extending the rare pediatric disease program through September 30, 2024, with the potential for priority review vouchers to be granted through September 30, 2026.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, the USPTO may not grant an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested.

The total patent term after the extension may not exceed 14 years, and only one patent per product can be extended. The application for the extension must be submitted prior to the expiration of the patent, and for patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes and other healthcare laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully offering, soliciting or receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it in order to commit a violation.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises of any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, has issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

U.S. Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices.  On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The Department of Health and Human Services, or HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.

Data Privacy & Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services involving creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities.

Even when HIPAA does not apply, according to the Federal Trade Commission, or FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state and non-U.S. laws, notably the California Consumer Privacy Act, or CCPA, the EU’s General Data Protection Regulation, or GDPR, and Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the CCPA, which went into effect January 1, 2020, provides for among other things, new data privacy obligations for covered companies and new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Colorado and Virginia have also recently enacted comparable consumer privacy regimes set to take effect in 2023, and as of January 2022, fourteen states have pending legislation under review relating to consumer privacy. In Europe, the GDPR went into effect in May 2018 and introduced strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations. In Canada, PIPEDA and similar provincial laws impose obligations on companies with respect to processing personal information, including health-related information. PIPEDA requires companies to obtain an individual’s consent when collecting, using or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.

Domestic laws in all 50 states have various thresholds requiring businesses to provide notice to customers whose personally identifiable information was been disclosed as a result of unauthorized access or data breach, in addition to requirements under foreign and federal laws. The laws and respective regulations are not consistent and frequently amended.

Employees and Human Capital Resources

As of December 31, 2021, we had 138 employees, of which 40 held a Ph.D. or M.D. We have not experienced any work stoppages. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

On October 5, 2020, Chinook Therapeutics U.S., Inc. completed its business combination with Aduro Biotech, Inc., a publicly held company. In connection with the Merger, Aduro Biotech, Inc. changed its name to Chinook Therapeutics, Inc. For additional information regarding this business combination, refer to Note 3, “Reverse Merger and Contingent Value Rights” within Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Aduro Biotech, Inc. was incorporated in Delaware in June 2011. Chinook Therapeutics U.S., Inc. (prior to its business combination with Aduro Biotech, Inc.) was incorporated in Delaware in November 2018.

Our principal executive offices are located at 400 Fairview Avenue North, Suite 900, Seattle, WA 98109 and our telephone number is (206) 485-7241. Our website address is www.chinooktx.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K. The following filings are available through the SEC, which maintains an Internet site at www.sec.gov, and through our website as soon as reasonably practicable after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15 (d) of the Securities Act.

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

•

The continued presence of COVID-19, or the outbreak of a similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our planned clinical trials.

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

•

Actual or perceived failure to comply with privacy and data protection laws or to adequately secure the personal information we hold could result in significant legal liability or reputational harm, and, in turn, create a material adverse effect on our potential future revenue and research & testing efforts.

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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing the Company, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates and have funded our operations to date through proceeds from sales of preferred stock and common stock.

We have incurred net losses in each year since our inception. We incurred a net loss of $102.9 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $231.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need to raise additional funding before we become profitable from any potential future sales of atrasentan or our other product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for atrasentan and other product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities held as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In preparing our consolidated financial statements as of and for the years ended December 31, 2021 and 2020, our management identified the following material weaknesses in its internal control over financial reporting: (i) we did not design or maintain an effective control environment commensurate with its financial reporting requirements due to lack of sufficient accounting professionals with the appropriate level of skill, experience and training commensurate with its financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions. This contributed to additional material weaknesses as: (ii) we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting reporting and disclosures, including controls over the preparation and review of account reconciliations, journal entries and period end financial reporting; and (iii) we did not design and maintain controls over the operating effectiveness of information technology general controls for information systems that are relevant to the preparation of its financial statements. Specifically, we did not design and maintain effective controls over program change management; user access, including segregation of duties; or computer operations.

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

In 2021, we hired additional accounting personnel with appropriate experience, certification, education and training as a component of our plans to remediate the material weaknesses. To the extent that we are not able to retain such individuals, the material weaknesses identified may not be remediated and management may be required to record additional adjustments to our financial statements in the future.

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

In preparing our consolidated financial statements as of and for the years ended December 31, 2021 and 2020, we identified material weaknesses in our internal control over financial reporting. We cannot assure you that the material weaknesses identified will be remediated on the timelines currently anticipated by us, or at all, and/or that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report on our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its reporting on internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidates, atrasentan, an endothelin receptor antagonist, and BION-1301, an anti-APRIL monoclonal antibody. We initiated the ALIGN phase 3 clinical trial of atrasentan, for the treatment of IgAN in March 2021, and in April 2021 we initiated the phase 2 AFFINITY clinical trial for certain proteinuric glomerular diseases. In addition, we are conducting a phase 1/2 clinical trial of BION-1301 for the treatment of IgAN and we presented updated data from this trial at ASN in November 2021. We have submitted an IND and are advancing CHK-336 towards an expected start of a phase 1 clinical trial in healthy volunteers in the first half of 2022 for the treatment of PH. We are developing CHK-336 for the treatment of primary hyperoxaluria, as well as secondary hyperoxaluria and idiopathic kidney stone formation, and have received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of atrasentan and our other product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require further clinical and/or preclinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Atrasentan and our other product candidates must be authorized for marketing by the FDA, the Health Products and Food Branch of Health Canada, or HPFB, the EMA, and certain other foreign regulatory agencies before we may commercialize any of our product candidates.

The success of atrasentan and our other product candidates depends on multiple factors, including:

•

successful completion of preclinical studies, including those compliant with GLP, or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current GCPs;

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

Approval of atrasentan and our other product candidates may be delayed or refused for many reasons, including:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, that our product candidates are safe and effective for any of their proposed indications;
•	the populations studied in clinical trials may not be sufficiently broad or representative to assure efficacy and safety in the populations for which we seek approval;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate our product candidates’ clinical and other benefits outweigh their safety risks;
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

Even if our product candidates meet their pre-specified safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner and may not consider the clinical trial results sufficient to grant, or we may not be able to obtain, regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings, contraindications or REMS. These regulatory authorities may also grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects.

The COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The measures taken in response to the COVID-19 pandemic have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain the virus or treat its impact.

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

In response to the COVID-19 pandemic, we have at times limited access to our offices and have undertaken safety precautions to reduce the risk of transmission in our workforce. Due to mandated local travel restrictions, such as quarantine requirements, third parties conducting clinical or manufacturing activities may not be able to access laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed in a manner consistent with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the FD&C Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, as well as in accordance with GLP, GCP and other applicable laws, regulations and standards. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. The FDA and other regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If the Company or any of these third parties fails to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials have complied with GCPs. In addition, our clinical trials must be conducted with product produced in accordance with cGMPs. Our failure to comply with these regulations may require us to repeat clinical trials, which could delay or prevent the receipt of regulatory approvals. Any such event could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Although several companies are focused on developing treatments on IgAN and other proteinuric glomerular diseases, there are currently limited treatment options for proteinuric glomerular diseases. To our knowledge, there is one approved drug for IgAN, as well as a variety of additional treatments utilized that include renin angiotensin inhibitors, steroids, chemotherapy drugs and immunomodulatory approaches. In addition, there are a number of competitors in clinical development for the treatment of IgAN at a similar stage of development or more advanced than us, including AstraZeneca PLC, Novartis AG, Omeros Corporation, Reata Pharmaceuticals, Inc., Travere Therapeutics, Inc., Vera Therapeutics, Inc., and Otsuka Pharmaceutical Co., Ltd.

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

We intend to establish manufacturing relationships with a limited number of suppliers to manufacture raw materials, the drug substance and finished product of any product candidate for which we are responsible for preclinical or clinical development. Pursuant to our license agreement with AbbVie, we received a substantial amount of drug product and drug substance to support initiation of our clinical trials of atrasentan; however, we do not yet have a long-term commercial manufacturing agreement for atrasentan with AbbVie or any other CMO. We will need to establish manufacturing relationships for the production of sufficient atrasentan for any potential commercialization. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and our processes are required to be qualified by the FDA prior to regulatory approval. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

The process of manufacturing drugs is complex, highly-regulated and subject to multiple risks. Manufacturing drugs is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny regulatory approval until the deficiencies are corrected or we replace the manufacturer in our regulatory approvals with a manufacturer that is in compliance. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

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

We believe that we will rely upon a limited number of manufacturers for our product candidates, including atrasentan, for which we have identified single-source suppliers for the various steps of manufacture. This reliance on a limited number of manufacturers and the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our product candidates successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production in a timely manner at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell atrasentan and our other product candidates, we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of atrasentan, BION-1301, CHK-336 and our other product candidates, and the expense of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize atrasentan and other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources, such as the joint venture, SanReno Therapeutics, we formed in late 2021 for the development and commercialization of atrasentan and BION-1301 in China and certain other East-Asian countries. This will reduce the revenue generated from the sales of these products.

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

In the future, we may decide to collaborate with non-profit organizations, universities and pharmaceutical and biotechnology companies for the development and potential commercialization of existing and new product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. In addition, Congress is considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.

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

We have obtained Orphan Drug Designation for atrasentan in the EU and may seek Orphan Drug Designation for atrasentan in the United States and other countries. However, we may not obtain Orphan Drug Designation and even if we do, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity.

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

We may be unsuccessful in obtaining Rare Pediatric Disease Designation for our product candidates or for future product candidates, and, even if we obtain such designation, we may be unable to maintain the benefits associated with such designation, including the potential for use or sale of a future priority review voucher.

The Rare Pediatric Disease Voucher Program is intended to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Although there are existing incentive programs to encourage the development and study of drugs for rare diseases, pediatric populations, and unmet medical needs, this program provides an additional incentive for the development of drugs for rare pediatric diseases, which may be used alone or in combination with other incentive programs. A rare pediatric disease is defined as a disease that is a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and is a rare disease or condition as defined in the FD&C Act, which includes diseases and conditions that affect fewer than 200,000 persons in the U.S. and diseases and conditions that affect a larger number of persons and for which there is no reasonable expectation that the costs of developing and making available the drug in the U.S. can be recovered from sales of the drug in the U.S.

The sponsor of a drug application for a rare pediatric disease drug product may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent drug application submitted under section 505(b)(1) of the FD&C Act or section 351 of the Public Health Service Act after the date of approval of the rare pediatric disease drug product. The rare pediatric disease priority review voucher program was most recently re-authorized by Congress in the Consolidated Appropriations Act of 2021, extending the rare pediatric disease program through September 30, 2024, with the potential for priority review vouchers to be granted through September 30, 2026. Although we have obtained designation of CHK-336 as a rare pediatric disease, we may not meet the eligibility requirements for a priority voucher at the time we seek approval of CHK-336 or we may not meet the current deadline for receiving a priority review voucher, in which case we would not be able to use priority review for a subsequent product of ours or be able to sell such voucher to a third party.

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

There have been executive, legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act, or the TCJA, was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In June 2021, the U.S. Supreme Court held that plaintiffs did not have standing to challenge constitutionality of the individual mandate. It is unclear whether there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future. In addition, other legislative changes have been proposed and adopted since the ACA was enacted to reduce healthcare expenditures, including aggregate reductions to Medicare payments to providers of 2 percent per fiscal year, which went into effect April 1, 2013 and will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, in July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Several pending legislative efforts, including President Biden’s larger Build Back Better legislative agenda and draft bill text, incorporate these drug pricing reforms in addition to inflationary rebates on Part B and Part D drugs that would be payable on commercial and governmental program utilization, policies aimed at redesigning the Medicare Part D benefit and adopting drug price transparency measures. Drug manufacturers who are unwilling to negotiate with Medicare would be subject to additional excise taxes. Additionally, the plan would impose tax penalties on drug manufacturers that increase the prices of drug products faster than the rate of inflation. If elements of the recently announced prescription drug pricing plan become law, our pricing strategy and commercial prospects may be adversely affected. It is unclear to what extent these new proposals or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and, subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities using a risk-based prioritization system, and to conduct “mission critical” domestic and foreign inspections. The FDA may pause domestic or foreign inspections again in the future. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•

the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value provided during the previous year to physicians, as defined by such law, physician assistants, certain types of advance practice nurses, and teaching hospitals, as well as certain ownership and investment interests held by such physicians and their immediate family, which includes annual data collection and reporting obligations;

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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and may be reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

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

For example, we are a party to a license agreement with AbbVie, pursuant to which we in-license worldwide, exclusive rights to atrasentan, including responsibility for our development and commercialization. This agreement imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we, or our sublicensees, fail to comply with these obligations, AbbVie may have the right to terminate our license, in which event we would not be able to develop or market atrasentan or any other technology or product candidates covered by the intellectual property licensed under this agreement. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

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
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations;

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

We have in-licensed issued U.S. patents and foreign patent applications that cover formulations and methods of use related directly to atrasentan from AbbVie. We have filed patent applications intended to specifically cover additional methods of treatment and combinations of atrasentan with other therapies in kidney disease. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect atrasentan or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

Likewise, our currently owned and in-licensed patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2028 through 2041, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

•	our licensors, as the case may be, might not have been the first to file patent applications for certain inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	it is possible that our currently pending or future patent applications will not result in issued patents;
•	it is possible that there are prior public disclosures that could invalidate our owned or in-licensed patents, as the case may be, or parts of our owned or in-licensed patents;
•	it is possible that others may circumvent our owned or in-licensed patents;
•

it is possible that there are unpublished patent applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates or technology similar to ours;

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

•

we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patent claims;

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

The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. Although we have succeeded in licensing technology from AbbVie and others in the past, we cannot assure you that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

For example, our agreements with certain of our third-party research partners provide that improvements developed in the course of our relationship may be owned solely by either us or our third-party research partner, or jointly between us and the third party. If we determine that exclusive rights to such improvements owned solely by a research partner or other third party with whom we collaborate are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain an exclusive license from such third party in order to use the improvements and continue developing, manufacturing or marketing our product candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or others the opportunity to access technology that is important in our business. We also may need the cooperation of any co-owners of our intellectual property in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us.

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

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information concerning our research and development, business, or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with Chinook Therapeutics are to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related in our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information (or as otherwise permitted by applicable law), are our exclusive property. In the case of consultants and other third parties, the agreements provide that all inventions conceived in connection with the services provided are our exclusive property. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our secrets. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as the Company’s trade secrets, were to be disclosed or misappropriated, such as through a data breach, or if any of that information was independently developed by a competitor, our competitive position could be harmed. Additionally, certain trade secrets and proprietary information may be required to be disclosed in submissions to regulatory authorities. If such authorities do not maintain the confidential basis of such information or disclose it as part of the basis of regulatory approval, our competitive position could be adversely affected.

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

We currently have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, patents covering methods-of-use are not available in certain foreign countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we do not have or have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. We may then have to pursue litigation to defend against these claims. If we fail in defending any claims of this nature, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these types of claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities, and we may not have sufficient financial or other resources to adequately conduct this type of litigation or proceeding. For example, some of our competitors may be able to sustain the costs of this type of litigation or proceeding more effectively than we can because of their substantially greater financial resources. In any case, uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary rights. For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners' interest in such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties we identify as necessary or important in our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means of our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patent-eligible.

Similarly, other cases by the U.S. Supreme Court have held that certain methods of treatment or diagnosis are not patent-eligible. U.S. law regarding patent-eligibility continues to evolve. While we do not believe that any of our owned or in-licensed patents will be found invalid based on these changes to U.S. patent law, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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

To the extent our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. Under Section 382 of the Code, changes in a company’s ownership may limit the amount of net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset its future taxable income, if any. This limitation generally applies in the event of a cumulative change in ownership of more than 50 percent within a three-year period. Aduro experienced and Private Chinook likely experienced an ownership change under Section 382 as a result of the Merger. Any such limitation may significantly reduce our ability to utilize net operating loss carryforwards and tax credit carryforwards before they expire. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Private Chinook’s or Aduro’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

The right of the holders of our contingent value rights, or CVRs, issued prior to the closing of the Merger will be contingent solely upon the occurrence of the milestones described in the CVR agreement and the consideration received being greater than the amounts that could be deducted by us under the CVR Agreement. In April 2021, prior to the disposition period set forth in the CVR agreement, we entered into an agreement with Sairopa, a private company created by Van Herk Royalty B.V. and D.S. Chahal to acquire certain of our non-renal assets in exchange for stock in Sairopa. We will hold our equity interests in Sairopa until there is a liquidity event, upon which 50% of any proceeds, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses, will be distributed to CVR holders, provided such liquidity event occurs during the 10-year CVR period. In the event that no CVR milestones occur within the 10-year CVR period specified in the CVR Agreement or the consideration received is not greater than the amounts that could be deducted by us, no payments will be made under the CVR Agreement, and the CVRs will expire valueless.

We do not have any obligation to develop the non-renal assets, or to expend any effort or resources to divest or otherwise monetize the non-renal assets.  Furthermore, the CVRs are unsecured obligations of us and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto may be subordinated in right of payment to the prior payment in full of all current or future senior obligations of us.

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

We will incur significant legal, accounting and other expenses as a public company that we did not incur as a private company, including costs associated with public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management team consists, among others, of the executive officers of Private Chinook prior to the Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow it to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Once we are no longer a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. We currently qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, which allows us to take advantage of many exemptions from disclosure requirements applicable to smaller reporting companies and non-accelerated filers, including not being required to have our independent auditors attest to its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer, a smaller reporting company or otherwise qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and may incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, a global economic downturn, whether due to terrorism, armed conflict (such as the current conflict between

Russia and Ukraine), natural disasters or health crises (such as COVID-19) could cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, fire, hurricane, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or other offices, that damaged critical infrastructure, such as our suppliers’ manufacturing facilities, or that otherwise disrupted operations, such as data storage, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies within our geographic focus. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, and such disruption may adversely affect clinical development plans. For example, the COVID-19 pandemic could have an adverse effect on the coordination of research and development, our capital raising efforts, and the financial condition of our business, as well as the ability of us to retain key personnel and continue to expand product candidate development and conduct clinical trials. In addition, the impact of COVID-19 is likely to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which have are likely to continue to lead to reduced economic activity. Extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals and businesses to substantially restrict daily activities could have an adverse effect on our financial condition and ability to raise financing.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As a result of the COVID-19 pandemic, we may experience reduction in research and development, clinical testing, regulatory compliance activities, and manufacturing activities, and are unable at this time to estimate the extent of the effect of COVID-19 on our business. Further, the extent and duration of the economic slowdown or other adverse effects attributable to COVID-19 remain uncertain at this time. A continued significant economic slowdown could have a substantial adverse effect on our financial condition, liquidity, and results of operations. If these conditions persist for an extended term, it could have a material adverse effect on our future revenue and sales.

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

Our internal computer and information systems, or those used by our CROs, CMOs or other contractors or consultants, may fail or suffer security incidents (e.g., cyber-attacks), which could result in a material disruption of our development programs and may result in extensive and costly legal compliance requirements.

Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, CMOs and other contractors or consultants may become vulnerable to damage from security incidents (such as data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be significantly delayed. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

Although we devote resources designed to protect our information systems, we realize that cyberattacks resulting in a security incident are a threat, and there can be no assurance of our efforts will prevent information security breaches that would result in business, legal, financial, or reputational harm to the Company, or would have a material adverse effect on our results of operations and financial condition. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including personal and financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. The COVID-19 pandemic is generally increasing the attack surface available to criminals, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing.

Federal, state, and foreign government requirements include obligations of companies to notify regulators and/or individuals of security breaches involving personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs. Any failure to prevent or mitigate security breaches or improper access to, use, disclosure or other misappropriation of our data or consumers’ personal data could result in significant legal liability, such as under state breach notification laws, federal law (including HIPAA/HITECH), and international law (e.g., GDPR). Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight.  Our failure to comply with such laws or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our future client base, member base and revenue.

We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical and clinical studies, and are subject to laws and regulations governing the privacy and security of such information. Privacy laws, rules and regulations evolve frequently, and their scope may continually change through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another. The interpretation and application of consumer, health-related and data protection laws, especially with respect to genetic samples and data, in the United States, the European Union and elsewhere, are often uncertain, contradictory and in flux. We cannot provide assurance that current or future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal data (as necessary); either of these circumstances may prevent us from undertaking or publishing essential research and development, manufacturing, and commercialization, which could have a material adverse effect on our business, results of operations, financial condition and prospects. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity and could harm our ability to initiate and complete clinical trials.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws, and consumer protection laws. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA/HITECH. Entities that are found to be in violation of HIPAA/HITECH as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties. Additionally, governmental agencies like the FTC have adopted, or are considering adopting, laws and regulations concerning personal data and data security. The FTC may also take action against companies for unfair acts or practices for failing to keep promises made in public statements, such as privacy policies. We make public statements about our use and disclosure of personal data through our privacy policy, information described on our website, and in press statements. Although we endeavor to ensure that our public statements are complete and accurate, any failure (real or perceived) by us to comply with our privacy commitments could be considered an “unfair and deceptive” act by the FTC resulting in an FTC consent decree that may include fines and sustained government-mandated audits for a period of 20 years. State Attorneys General may enforce comparable state law statutes covering unfair and deceptive practices with similar resulting consequences.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. California recently enacted legislation, the CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. A ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act, or CPRA, was passed in November 2020 and will take effect in January 2023 (with a look back to January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business. Other states have followed California’s lead. The Virginia Consumer Data Protection Act, or VCDPA, which will go into effect in 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data. Colorado has also adopted a new state data protection act titled the Colorado Privacy Act, which is set to take effect on July 1, 2023. As of January 2022, fourteen states have pending consumer privacy legislation under review, which if enacted would add additional costs and expense of resources to maintain compliance.

In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and similar provincial laws may impose obligations with respect to processing personal information, including health-related information. PIPEDA requires companies to obtain an individual’s consent when collecting, using, or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.

In May 2018, the General Data Protection Regulation, or the GDPR, took effect in the European Economic Area, the EEA. The GDPR governs the collection, use, disclosure, transfer, or other processing of personal data of natural persons. Among other things, the GDPR imposes strict obligations on the ability to process health-related and other personal data of data subjects in the EEA, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal data. The GDPR includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators. The GDPR also includes certain requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects as well as requirements for establishing a lawful basis on which personal data can be processed and a right to lodge a complaint with the government.

The GDPR, as well as law in the UK and Switzerland, also prohibits the international transfer of personal data from the EEA/UK/Switzerland to countries outside of those jurisdictions unless made to a country deemed to have adequate data privacy laws by the European Commission or where a data transfer mechanism has been put in place. We rely on a mixture of mechanisms to transfer personal data to countries outside of the EEA, Switzerland, and the UK, including to the United States and therefore are continuing to evaluate the guidance and mechanisms required to establish adequate safeguards for personal data. Until recently, one such data transfer mechanism was the EU-US Privacy Shield. However, in July 2020 the Court of Justice of the European Union, or CJEU, declared the Privacy Shield to be invalid. The CJEU upheld the validity of the standard contractual clauses, or SCCs, as a legal mechanism to transfer personal data but companies relying on SCCs will continually be subject to guidance from regulators in the EEA and need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. In turn, the findings of the CJEU will have significant implications for cross-border data flows. On June 4, 2021, the European Commission adopted new SCCs to apply to international transfers. We will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on the former SCCs. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our operations, and we may find it necessary to establish systems in the EEA, Switzerland, and the UK to maintain personal data originating from the EEA and the UK, which may involve substantial expense and distraction from other aspects of our business. As supervisory authorities continue to issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used and/or what safeguards must be implemented, or start taking enforcement action, there will be uncertainty as to how we comply with EEA, Switzerland, and UK privacy laws and we could suffer additional costs, complaints, or regulatory investigations or fines. We may need to implement additional safeguards to further enhance the security of data transferred out of the EEA/Switzerland/UK, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the GDPR provides that countries in the EEA may establish their own laws and regulations further restricting the processing of certain personal data, including genetic data, biometric data, and health data.

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4 percent of the annual global revenues of the noncompliant company, whichever is greater. Additionally, following the UK’s withdrawal from the EU and the EEA, companies must comply with the GDPR and the GDPR as incorporated into UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4 percent of global turnover.

We create contractual obligations with third parties with whom we depend in relation to the operation of our business, a number of which process personal data on our behalf. With each such provider we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions, and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the EEA, the UK, or Switzerland to such third parties, we do so while considering the relevant data export requirements, as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined above.

If our operations are found to be in violation of any of the privacy and data protection laws described above or any other laws that apply to us, we may be subject to penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in government healthcare programs, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government, class action litigation and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corrective action plan or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations. When such events occur (or even alleged), our reputation may be harmed, we may lose current and potential users and the competitive positions of our brand might be diminished, any or all of which could materially adversely affect our business, reputation, operating results, and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In connection with the Merger in 2020, we assumed a facility lease for an office and laboratory facility in Berkeley, California totaling approximately 111,000 square feet that has a remaining lease term expiring on December 31, 2029. We have the right to further extend the lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term. We are subleasing approximately 95,000 square feet of the Berkeley facility as of December 31, 2021 under a sublease agreement, which ultimately will cover the entire leased premises, and which expires at the same time as the underlying lease.

In addition, we lease approximately 23,000 square feet of office space in Vancouver, Canada for which the expiration date is August 31, 2027.

In June 2021, we entered into a sublease agreement for approximately 26,000 square feet of office space located in Seattle, Washington, which we are using for our corporate headquarters, and that has a remaining lease term expiring April 30, 2026.

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

On March 10, 2022, the last reported sale price of our common stock on the Nasdaq Global Select Market was $13.00 per share.

Holders of Record

As of March 10, 2022, we had 99 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, an endothelin A receptor antagonist. In March 2021 we initiated the phase 3 ALIGN trial of atrasentan for IgA nephropathy, or IgAN, and in April 2021 we initiated the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in development for patients with IgAN, and we presented results from the ongoing phase 1/2 trial at the American Society of Nephrology (ASN) Kidney Week in November 2021. We plan to maintain commercial rights for atrasentan and BION-1301 in North America and possibly Europe. In November 2021, we also established SanReno, a joint venture to develop, manufacture and commercialize kidney disease therapies in the Territory. East-Asian populations have a higher incidence and prevalence of IgAN than in the United States and Europe.  We believe that a strong local presence in East-Asia may allow us to accelerate the clinical development and maximize the commercial potential of atrasentan and BION-1301 in the region. We are also advancing our third program, CHK-336 towards an expected start of a phase 1 clinical trial in healthy volunteers in the first half of 2022. We are developing CHK-336 for the treatment of primary hyperoxaluria, or PH, as well as secondary hyperoxaluria and idiopathic kidney stone formation. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights from kidney single cell RNA sequencing, human-derived organoids and new translational models, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways. To support these efforts, we have entered into a strategic collaboration with Evotec SE, or Evotec, to jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, polycystic kidney disease, or PKD, and other primary glomerular diseases. The collaboration with Evotec will also involve further characterization of pathways and patient stratification strategies for programs currently in Chinook’s clinical and preclinical pipeline.

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

For additional information regarding our product candidates, clinical development candidates and other research and discovery programs, refer to “Overview” within Part I, Item 1. Business in this Annual Report on Form 10-K.

Components of Operating Results

Collaboration and License Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from our collaboration and license agreements.

SanReno Therapeutics

In November 2021, we entered into a License Agreement with SanReno, or the China License Agreement. The China License Agreement includes the transfer of intellectual property rights in the form of a development and commercialization license in the Territory; manufacturing and supply services; and participation in opt-in global studies with the collaboration party. In exchange for the development and commercialization license, we received non-cash consideration in the form of preferred shares in SanReno. The terms of the China License Agreement also include potential payment to us for the following: progress-dependent milestone payment; royalties on the net sales of a licensed product and reimbursement for certain expenses incurred. As of December 31, 2021, these potential payments are not considered probable of being achieved and they relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

Pre-existing Collaboration Agreements

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

Potential milestone payments related to development, regulatory or commercial milestone payments may be earned in the future under these pre-existing agreements, but all such payments are uncertain and beyond our or our collaborators’ control and would be recorded as revenue upon receipt or over a period following receipt, such as under the CAPM model, if and when such payments are earned. We evaluated the remaining performance obligations under these pre-existing agreements and concluded that we do not expect to recognize material revenue under these pre-existing agreements in the near term.

For additional information, refer to Note 11 “Collaboration and License Agreements” of the Notes to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Research and Development Expenses

The largest component of our operating expenses is our investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates, as well as the development of product candidates pursuant to Aduro’s pre-existing collaboration and license agreements. Research and development costs include employee-related costs; licensing costs; materials and supplies; contracted research and manufacturing; consulting arrangements; allocated costs, such as facility costs; and other expenses incurred to advance our research and development activities. We recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

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

Change in Fair Value of Contingent Consideration and Contingent Value Rights Liabilities

At the effective time of the Merger, we also entered into an agreement, or CVR Agreement, pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one CVR for each outstanding share of Aduro common stock held by such stockholder on such date. Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from milestones and royalties from certain pre-existing agreements and the disposition or licensing of any of Aduro’s non-renal assets, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. Change in the fair value of the contingent consideration and CVR liabilities at each reporting consists of the changes in the values of these contractual rights.

Amortization of Intangible Assets

Amortization of intangible assets, excluding goodwill results from the amortization of finite-lived intangible assets acquired in the Merger. Amortization is over a period of 9 to 17 years, with an original weighted average period of 16.7 years.

Gain on Sale of Assets to Equity Method Investment

In 2021, we entered into an agreement with Sairopa B.V., or Sairopa, to acquire certain of our non-renal assets in exchange for preferred stock in Sairopa. The sale of the non-renal assets to Sairopa resulted in a $7.2 million gain, which is the difference between the fair value of the equity received and the carrying value of the non-renal assets sold. The gain is reported in our consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.

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

Income Tax (Expense) Benefit

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

Share of Net Loss of Equity Method Investment

Share of net loss of equity method investment represents our share of net loss of the Sairopa investment, which is reported in our consolidated statements of operations and comprehensive loss on a one quarter lag.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Change
	2021	2020	$
	(in thousands)
Collaboration and license revenue	$51,625	$827	$50,798
Operating expenses:
Research and development	96,987	36,051	60,936
General and administrative	31,899	19,071	12,828
Change in fair value of contingent consideration and contingent value rights liabilities	27,317	1,510	25,807
Amortization of intangible assets	1,687	422	1,265
Total operating expenses	157,890	57,054	100,836
Gain on sale of assets to equity method investment	7,227	—	7,227
Loss from operations	(99,038)	(56,227)	(42,811)
Other income (expense), net	(170)	298	(468)
Change in fair value of redeemable convertible preferred stock tranche liability	—	(27,696)	27,696
Loss before income taxes and share of net loss of equity method investment	(99,208)	(83,625)	(15,583)
Income tax (expense) benefit	(2,093)	2,003	(4,096)
Share of net loss of equity method investment	(1,636)	—	(1,636)
Net loss	$(102,937)	$(81,622)	$(21,315)

Collaboration and License Revenue

Total revenue was $51.6 million for the year ended December 31, 2021, an increase of $50.8 million compared to $0.8 million for the year ended December 31, 2020. The increase in revenue was primarily due to $41.2 million of non-cash revenue recognized under our license agreement with SanReno and a development milestone of $10.0 million recognized under our agreement with Merck and Co, Inc., or Merck. The agreement with Merck was acquired through the Merger. For additional information, refer to Note 11 “Collaboration and License Agreements”.

Research and Development Expenses

The following tables summarize our research and development expenses by program and by category incurred during the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Product candidates:
Atrasentan	$41,606	$16,255	$25,351
BION-1301	12,928	1,405	11,523
CHK-336	9,141	4,267	4,874
Other discovery, research and development programs	17,334	6,567	10,767
Subtotal	81,009	28,494	52,515
Stock-based compensation expense	6,007	1,759	4,248
Facility and depreciation costs	4,046	1,282	2,764
Other general research and development expenses	5,925	4,516	1,409
Total research and development expenses	$96,987	$36,051	$60,936

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Licensing and contract research and manufacturing	$51,248	$19,488	$31,760
Employee-related costs	24,904	9,450	15,454
Supplies used in research and development	2,882	1,863	1,019
Stock-based compensation expense	6,007	1,759	4,248
Facility and depreciation costs	4,046	1,282	2,764
Consulting and outside services	6,531	1,037	5,494
Other	1,369	1,172	197
Total research and development expenses	$96,987	$36,051	$60,936

Research and development expenses were $97.0 million for the year ended December 31, 2021, an increase of $60.9 million compared to $36.1 million for the year ended December 31, 2020. The increase in research and development expenses was primarily due to external clinical and manufacturing expenses related to the atrasentan and BION-1301 clinical programs; higher employee-related costs, including salaries, benefits and stock-based compensation expense, associated with hiring staff to build out our clinical and development capabilities; increased spending for consulting and outside services; and higher facilities and other costs. The year ended December 31, 2021 also includes an upfront fee of $3.3 million paid to Evotec International GmbH under a research collaboration and license agreement entered into in February 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Consulting and outside services	$10,091	$9,170	$921
Employee-related costs	10,448	4,984	5,464
Stock-based compensation expense	6,778	1,852	4,926
Facility and depreciation costs	2,449	1,170	1,279
Other	2,133	1,895	238
Total general and administrative expenses	$31,899	$19,071	$12,828

General and administrative expenses were $31.9 million for the year ended December 31, 2021, an increase of $12.8 million compared to $19.1 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expense associated with the addition of administrative staff to build out our public company infrastructure; higher legal, consulting and other professional services costs; and an increase in facilities and other costs.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities expense was $27.3 million for the year ended December 31, 2021, an increase of $25.8 million compared to $1.5 million for the year ended December 31, 2020. The increase primarily resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck and from the sale of certain of our non-renal assets in exchange for preferred shares in Sairopa during the second quarter of 2021. The fair value of the contingent value rights liability also increased during 2021 due to the achievement of a development milestone under the terms of the agreement with Merck, which is payable to the CVR holders, net of permitted deductions. During the second quarter of 2021, Merck informed us that they intend to explore the potential benefits of the product candidate MK-5890, previously out-licensed to Merck by Aduro, in a phase 2 clinical study for a new indication. This could result in potential milestone and royalty payments for the benefit of the CVR holders.

Amortization of intangible assets

Amortization of intangible assets expense increased by $1.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to amortization of finite-lived intangible assets acquired in the Merger during the fourth quarter of 2020.

Gain on sale of assets to equity method investment

Gain on sale of assets to equity method investment increased $7.2 million for the year ended December 31, 2021, resulting from the sale of certain non-renal assets in exchange for stock in Sairopa during the second quarter of 2021. The gain is the difference between the fair value of the equity received and the carrying value of the non-renal assets sold.

Change in fair value of redeemable convertible preferred stock tranche liability

Change in fair value of redeemable convertible preferred stock tranche liability decreased by $27.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to the termination of the convertible preferred stock tranche rights pursuant to the terms of the Merger agreement.

Income tax (expense) benefit

We recorded income tax expense of $2.1 million for the year ended December 31, 2021, primarily resulting from the reduction of deferred tax liabilities related to our foreign entities.

Share of net loss of equity method investment

Share of net loss of equity method investment increased by $1.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, resulting from our share of net loss of the Sairopa investment, net of any taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had $355.1 million in cash, cash equivalents and marketable securities. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. We believe that our cash, cash equivalents and marketable securities as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months.

In November 2021, we completed an underwritten public offering of 9.5 million shares of our common stock at a price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 1.7 million shares of our common stock. In addition, we sold to certain investors pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 3.6 million shares of common stock at a purchase price of $13.9999 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.0001 per share exercise price for each such warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to Chinook. The underwritten public offering resulted in gross proceeds to us of $183.5 million, before $11.3 million of transaction costs.

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Leerink LLC. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. In 2021, we sold 2.2 million shares for net proceeds of $33.9 million under the 2021 Sales Agreement. As of December 31, 2021, we have $40.0 million remaining under the 2021 Sales Agreement.

Funding Requirements

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity, borrowings and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity, including through our at-the-market offering program or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(102,744)	$(55,848)
Investing activities	(112,639)	109,672
Financing activities	209,524	124,292
Effect of exchange rate changes	157	27
Net change in cash, cash equivalents, and restricted cash	$(5,702)	$178,143

Operating Activities

Net cash used in operating activities was $102.7 million for the year ended December 31, 2021, an increase of $46.9 million compared to $55.8 million for the year ended December 31, 2020. The increase was primarily due to an increased operating loss resulting from increased research and development and general and administrative spending.

Investing Activities

Net cash used in investing activities was $112.6 million for the year ended December 31, 2021, an increase of $222.3 million compared to $109.7 million cash provided by investing activities for the year ended December 31, 2020. The increase was primarily due to net purchases of marketable securities during the year ended December 31, 2021. Additionally, cash provided by investing activities in the prior year included the receipt of cash and cash equivalents acquired in connection with the Merger and net proceeds from maturities of marketable securities, with no corresponding amounts during the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities was $209.5 million for the year ended December 31, 2021, an increase of $85.2 million compared to $124.3 million for the year ended December 31, 2020. The increase was primarily due to aggregate net proceeds of $206.1 million received from the sale of common stock in the November 2021 underwritten public offering and the at-the-market sales agreement; option exercises during the year ended December 31, 2021, which increased over the prior period by $2.1 million; and an increase in proceeds from the employee stock purchase plan. These increases were partially offset by net proceeds from the issuance of redeemable convertible preferred stock in the prior year.

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

Contingent Value Rights and Contingent Consideration Liabilities

The estimated fair value of the contingent value rights and contingent consideration liabilities, initially measured and recorded on the Merger date, are considered to be Level 3 instruments. The contingent value rights and contingent consideration liabilities are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in change in fair value of contingent consideration and contingent value rights liabilities in the consolidated statements of operations and comprehensive loss. In determining the fair value of the CVR and the contingent consideration liabilities, we used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including estimated revenues and costs, the probability of technical and regulatory success, and discount rates.

Intangible Assets

Our intangible assets include an acquired out-license agreement and indefinite-life in-process research and development assets (“IPR&D”) acquired in the Merger with Aduro. The acquired out-license agreement represents the estimated fair value of an agreement with Merck and Co, Inc. (“Merck”) related to a product candidate currently being studied in phase 2 clinical testing. The IPR&D represents the estimated fair value as of the acquisition date of two substantive in-process projects that have not reached technological feasibility: the BION-1301 product candidate currently being tested in a phase 1 clinical trial and the non-renal assets intended to be disposed of. The primary basis for determining technological feasibility of these assets is, in the case of BION-1301 and the Merck agreement, obtaining regulatory approval. In the case of the non-renal assets, it is completing transactions for the out-license or sale of the assets. The fair value of the Merck out-license agreement and in-process BION-1301 research and development intangible assets were determined using probability-weighted discounted cash flow models, including a multi-period excess earnings method and use of a Monte Carlo simulation. Projecting discounted future cash flows requires management to make significant estimates regarding future revenue and expenses, probability of technological and regulatory success, revenue volatility and discount rates. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors reflecting the economic risk that the projected cash flows may not be realized. The fair value of the non-renal IPR&D intangible assets were determined using a probability-weighted discounted cash flow model, including assumptions regarding probabilities, timing and prices for the sale or out-license of these assets.

We review our intangible assets at least annually, on October 1 of each year, for possible impairment. Intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below their carrying values. Our intangible assets totaled $62.6 million at December 31, 2021.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. Research and development costs include employee-related costs; licensing costs, materials and supplies, contracted research and manufacturing, consulting arrangements; allocated costs, such as facility costs; and other expenses incurred to advance our research and development activities. We recognize all research and development costs as they are incurred. In-licensing fees and other costs to acquire technologies that are utilized in research and development, and that are not expected to have alternative future use, are expensed when incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed. For service contracts that include a nonrefundable prepayment for future service, the upfront payment is deferred and recognized in the consolidated statements of operations and comprehensive loss as the services are rendered.

Estimated Fair Value of Redeemable Convertible Preferred Stock Tranche Liability

We had a liability related to future tranche options for purchase of our Series A redeemable convertible preferred stock. Such redeemable convertible preferred stock tranche rights terminated upon the closing of the Merger. The tranche options were accounted for as a liability at its estimated fair value at the inception of the obligation and was remeasured to fair value as of each balance sheet date, with the related re-measurement adjustment recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The estimated fair value of the tranche options was determined using an option pricing model that considered the redeemable convertible preferred stock price, the exercise price of the option, the estimated time period the option would have been outstanding, the volatility of the underlying stock, the risk-free interest rate associated with the life of the option, and the dividend yield of the underlying Series A redeemable convertible preferred stock. The value derived from the option pricing model was adjusted for the probability of the related milestones not being met. Our management used its judgment to estimate many of these variables. We recorded adjustments to the estimated fair value of the redeemable convertible preferred stock tranche liability until which time the tranche options expired upon closing of the Merger.

Stock-Based Compensation Expense

We measure and recognize compensation expense for all stock-based awards granted to employees and non-employees based on the estimated fair value of the award on the date of grant.

We use the Black-Scholes option pricing model to measure the fair value of stock option awards when they are granted. We make several estimates in determining stock-based compensation and these estimates generally require significant analysis and judgment to develop, including (i) the expected share price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. Prior to the Merger, due to the lack of company-specific historical and implied volatility data, we based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded, which have characteristics similar to those of Private Chinook, including stage of product development and focus on the life science industry. For options granted after the Merger, we are using historical volatility of Aduro’s and the Company’s common stock, as it approximates the volatility of the formerly utilized peer group. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The expected term for options granted to employees represents the weighted-average period the awards are expected to remain outstanding and our estimates were determined using the simplified method. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

Stock-based compensation expense for restricted stock and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We record forfeitures as incurred.

For the years ended December 31, 2021 and 2020, stock-based compensation expense was $12.8 million and $3.6 million, respectively. As of December 31, 2021, we had $34.6 million of total unrecognized stock-based compensation costs, which we expect to recognize over a weighted-average period of 2.5 years.

Revenue Recognition

At inception, we determine whether contracts are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). For contracts that are determined to be within the scope of ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services, which is determined by applying the following five steps:

(i)	identifying the contract with the customer;
(ii)	identifying the performance obligations in the contract;
(iii)	determining the transaction price;
(iv)	allocating the transaction price to the performance obligations in the contract; and
(v)	recognizing revenue when or as we satisfy a performance obligation.

We only apply the five-step model to contracts when we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, we apply judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

Determining the transaction price requires significant judgment. The transaction price in the contract is measured at fair value and reflects the consideration we expect to be entitled to in exchange for the goods and services. In the transaction price, variable consideration is only included to the extent that it is highly probable that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur. The transaction price is allocated to each performance obligation according to their stand-alone selling prices ("SSP") and is recognized when control of the goods or services are transferred to the customer, either over time or at a point in time, depending on the specific terms and conditions in the contracts. Judgment is required to determine the SSP. In instances where the SSP is not directly observable, such as when a license or service is not sold separately, the SSP is determined using information that may include market conditions and other observable inputs.

In November 2021, we entered into a License Agreement with SanReno (“China License Agreement”). In addition, we assumed several existing collaboration agreements in conjunction with the Merger. These agreements may include the transfer of intellectual property rights in the form of licenses and obligations to provide research and development services, participate on certain development committees with the collaboration party and to provide manufacturing supply. The terms of such agreements generally include payment in the form of cash or equity securities to us for one or more of the following: development and commercialization licenses; research and development services; manufacturing supply; development, regulatory and commercial milestone fees; and royalties on net sales of licensed products. Judgment is required to determine whether the license to our intellectual property is distinct from the research and development services or participation on development committees.

As of the closing of the Merger, we considered all remaining performance obligations under the assumed agreements to determine appropriate revenue recognition. For agreements that include development, regulatory or commercial milestone payments, we evaluated whether the milestones are considered probable of being reached and concluded that all such milestones are not within the control of us or the licensee, such as regulatory approvals, and are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. Accordingly, any future milestone payments received under the assumed agreements will be analogized to ASC Topic 606 and recorded as revenue upon or over a period following receipt, if such milestone payments are received.

We also assumed an existing out-license agreement with Merck under which all performance obligations of Aduro were completed prior to the Merger. We are eligible to receive future contingent payments pursuant to Merck’s achievement of certain development, commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties based on net sales of the product. Any such milestones and royalties earned will be payable by us to the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. We establish a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize its benefits or that future deductibility is uncertain.

We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax position is measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to income tax matters in income tax expense if incurred.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements under Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

CHINOOK THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chinook Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chinook Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of the Contingent Value Rights and Contingent Consideration Liabilities

As described in Notes 2, 3, and 5 to the consolidated financial statements, the Company completed its merger with Aduro Biotech, Inc. in 2020 and recorded liabilities for contingent value rights and contingent consideration liabilities. The contingent value rights and contingent consideration liabilities are recorded at fair value at the end of each reporting period, and determined by management using the income approach, primarily using discounted cash flow models. Management applied significant judgment in determining the fair value of the contingent value rights and contingent consideration liabilities, which involved the use of significant estimates and assumptions including estimated revenues and costs, the probability of technical and regulatory success and discount rates. The fair value of the contingent value rights and the contingent consideration liabilities as of December 31, 2021 is $34.6 million and $5.2 million, respectively.

The principal considerations for our determination that performing procedures relating to the valuation of the contingent value rights and contingent consideration liabilities is a critical audit matter are (i) the significant judgment by management when determining the fair value of the contingent value rights and contingent consideration liabilities and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption relating to the probability of technical and regulatory success.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) reading and evaluating the agreements relating to the contingent value rights and contingent consideration liabilities; (ii) testing management’s process for determining the fair value of the contingent value rights and contingent consideration liabilities; (iii) evaluating the appropriateness of the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumption used by management related to the probability of technical and regulatory success. The probability of technical and regulatory success was evaluated by considering external market and industry data.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 17, 2022

We have served as the Company’s auditor since 2019.

Chinook Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$181,724	$187,750
Marketable securities	105,113	59,622
Accounts receivable	10,061	262
Prepaid expenses and other current assets	3,741	6,447
Total current assets	300,639	254,081
Marketable securities	68,215	3,000
Property and equipment, net	18,935	20,626
Restricted cash	2,074	1,750
Operating lease right-of-use assets	55,385	55,673
Investment in equity securities	41,200	—
Equity method investment	8,205	—
Intangible assets, net	26,009	27,696
In-process research & development	36,550	39,295
Goodwill	117	22,441
Other assets	6,474	4,440
Total assets	$563,803	$429,002
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,580	$3,995
Accrued and other current liabilities	17,104	15,674
Operating lease liabilities	4,401	3,045
Contingent value rights liability	10,000	—
Deferred revenue	—	95
Total current liabilities	40,085	22,809
Contingent value rights liability - non-current	24,591	13,780
Contingent consideration liability	5,160	1,800
Deferred tax liabilities	735	16,377
Operating lease liabilities, net of current maturities	39,589	38,709
Other long-term liabilities	—	905
Total liabilities	110,160	94,380
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized as of December 31, 2021 and 2020; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 300,000 shares authorized as of December 31, 2021 and 2020; 54,761 and 42,282 shares issued and outstanding as of December 31, 2021 and 2020, respectively	5	4
Additional paid-in capital	685,459	463,436
Accumulated deficit	(231,766)	(128,829)
Accumulated other comprehensive income (loss)	(55)	11
Total stockholders’ equity	453,643	334,622
Total liabilities and stockholders’ equity	$563,803	$429,002

The accompanying notes are an integral part of these consolidated financial statements.

Chinook Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years ended December 31,
	2021	2020
Collaboration and license revenue	$51,625	$827
Operating expenses:
Research and development	96,987	36,051
General and administrative	31,899	19,071
Change in fair value of contingent consideration and contingent value rights liabilities	27,317	1,510
Amortization of intangible assets	1,687	422
Total operating expenses	157,890	57,054
Gain on sale of assets to equity method investment	7,227	—
Loss from operations	(99,038)	(56,227)
Other income (expense):
Other income (expense), net	(170)	298
Change in fair value of redeemable convertible preferred stock tranche liability	—	(27,696)
Loss before income taxes and share of net loss of equity method investment	(99,208)	(83,625)
Income tax (expense) benefit	(2,093)	2,003
Share of net loss of equity method investment	(1,636)	—
Net loss	$(102,937)	$(81,622)
Net loss per share attributable to common stockholders, basic and diluted	$(2.26)	$(6.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	45,607	13,168
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	44	39
Unrealized loss on marketable securities, net of tax of $0	(110)	(21)
Total other comprehensive income (loss)	(66)	18
Comprehensive loss	$(103,003)	$(81,604)

The accompanying notes are an integral part of these consolidated financial statements.

Chinook Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances at December 31, 2019	7,597	$19,835	4,502	$—	6,095	$(47,207)	$(7)	$(41,119)
Issuance of common stock upon exercise of stock options, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	—	—	94	—	446	—	—	446
Repurchase of unvested restricted stock awards	—	—	(72)	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock, net of issuance costs	4,237	14,479	—	—	—	—	—	—
Reclassification of redeemable convertible preferred stock tranche liability upon exercise	—	9,723	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(11,834)	(44,037)	11,834	1	44,036	—	—	44,037
Reclassification of redeemable preferred stock tranche liability to additional paid-in capital upon termination of rights	—	—		—	50,706	—	—	50,706
Issuance of common stock pursuant to subscription agreements prior to Merger	—	—	9,583	1	109,413	—	—	109,414
Aduro outstanding common stock assumed as a result of the Merger	—	—	16,307	2	248,629	—	—	248,631
Issuance of common stock for financial advisory services in connection with the Merger	—	—	34	—	500	—	—	500
Stock-based compensation expense	—	—	—	—	3,611	—	—	3,611
Other comprehensive gain	—	—	—	—	—	—	18	18
Net loss	—	—	—	—	—	(81,622)	—	(81,622)
Balances at December 31, 2020	—	$—	42,282	$4	$463,436	$(128,829)	$11	$334,622
Issuance of common stock upon exercise of stock options and warrants, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	—	—	724		3,106	—	—	3,106
Issuance of common stock under the at-the-market sales agreement, net of issuance costs	—	—	2,216	—	33,891	—	—	33,891
Issuance of common stock and accompanying pre-funded warrants in underwritten public offering, net of issuance costs	—	—	9,539	1	172,241	—	—	172,242
Stock-based compensation expense	—	—	—	—	12,785	—	—	12,785
Other comprehensive loss	—	—	—	—	—	—	(66)	(66)
Net loss	—	—	—	—	—	(102,937)	—	(102,937)
Balances at December 31, 2021	—	$—	54,761	$5	$685,459	$(231,766)	$(55)	$453,643

The accompanying notes are an integral part of these consolidated financial statements.

Chinook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(102,937)	$(81,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Reversal of non-cash consideration related to revenue	(41,200)	—
Depreciation and amortization expense	3,065	992
Amortization of finance lease right-of-use asset	—	22
Amortization of intangible assets	1,687	422
Gain on disposal of property and equipment	—	(44)
Non-cash operating lease expense	5,688	1,486
Stock-based compensation expense	12,785	3,611
Change in fair value of redeemable convertible preferred stock tranche liability	—	27,696
Change in fair value of contingent consideration and contingent value rights liabilities	27,317	1,510
Accretion of discounts and amortization of premiums on marketable securities	211	4
Financial advisory expenses paid through issuance of common stock	—	500
Deferred income taxes	2,093	(2,003)
Gain on sale of assets to equity method investment	(7,227)	—
Share of net loss of equity method investment	1,636	—
Changes in operating assets and liabilities:
Accounts receivable	(9,799)	818
Prepaid expenses and other assets	675	(7,980)
Accounts payable	4,547	553
Accrued and other liabilities	1,972	(825)
Operating lease liabilities	(3,162)	(423)
Deferred revenue	(95)	(565)
Net cash used in operating activities	(102,744)	(55,848)
Cash Flows from Investing Activities
Cash, cash equivalents and restricted cash acquired in connection with the Merger	—	74,909
Purchases of marketable securities	(232,343)	(16,590)
Proceeds from marketable securities	121,315	52,000
Purchases of property and equipment	(1,878)	(797)
Proceeds from sale of property and equipment	267	150
Net cash provided by (used in) investing activities	(112,639)	109,672
Cash Flows from Financing Activities
Proceeds from issuance of common stock pursuant to subscription agreements prior to Merger, net of offering costs	—	109,414
Proceeds from issuance of common stock and accompanying pre-funded warrants in underwritten public offering, net of issuance costs	172,527	—
Proceeds from exercise of stock options and warrants and from employee stock purchase plan	3,106	446
Proceeds from at-the-market-sales agreement, net of issuance costs	33,891	—
Proceeds from issuance of redeemable convertible preferred stock and related tranche rights, net of issuance costs	—	14,479
Repayment of finance lease liability	—	(47)
Net cash provided by financing activities	209,524	124,292
Effect of exchange rate changes on cash, cash equivalents and restricted cash	157	27
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,702)	178,143
Cash, cash equivalents and restricted cash at beginning of period	189,500	11,357
Cash, cash equivalents and restricted cash at end of period	$183,798	$189,500
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$181,724	$187,750
Restricted cash	2,074	1,750
Total cash, cash equivalents and restricted cash	$183,798	$189,500
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$6,270	$1,321
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and in accrued and other current liabilities	$174	$425
Right-of-use asset for office space acquired through leases	5,406	1,449
Issuance costs incurred but unpaid	286	—
Investment in equity securities acquired through non-cash consideration	41,200	—
Fair value of net assets acquired in Merger	—	185,992
Conversion of redeemable convertible stock to common stock upon closing of the Merger	—	44,037
Financial advisory expenses paid through issuance of common stock	—	500
Termination of redeemable convertible preferred stock tranche liability	—	9,723

The accompanying notes are an integral part of these consolidated financial statements.

Chinook Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Chinook Therapeutics, Inc. (the “Company”, “Chinook”, “we”, “our”, or “us”) is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. On October 5, 2020, Aduro Biotech, Inc. (“Aduro”) completed its merger with Chinook Therapeutics U.S., Inc. (“Private Chinook”), pursuant to the terms of a merger agreement dated as of June 1, 2020, and amended on August 17, 2020, by which a wholly owned subsidiary of Aduro merged with and into Private Chinook, with Private Chinook continuing as a wholly owned subsidiary of Aduro (the “Merger”). Immediately following the Merger, Aduro changed its name to “Chinook Therapeutics, Inc.” and the business conducted by Private Chinook became the primary business conducted by the Company. Refer to Note 3 “Reverse Merger and Contingent Value Rights” in the accompanying notes to the consolidated financial statements.

Our lead clinical program is atrasentan, an endothelin receptor antagonist that was in-licensed from AbbVie in late 2019. In March 2021, we initiated the phase 3 ALIGN trial of atrasentan for IgA nephropathy (“IgAN”) and in April 2021, we initiated the phase 2 AFFINITY basket trial of atrasentan for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in development for patients with IgAN. Our pipeline also includes CHK-336, an oral small molecule LDHA inhibitor planned to enter clinical trials in the first half of 2022 for the treatment of primary hyperoxaluria. In addition, we are building our precision medicine pipeline through research and discovery programs for other rare, severe chronic kidney diseases. We were incorporated in Delaware and are headquartered in Seattle, Washington.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for annual reporting. The consolidated financial statements include the accounts of Chinook Therapeutics, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of expenses during the reporting periods. Such estimates include the valuation of intangible assets, acquired property and equipment, investments, contingent value rights (“CVR”) liability, contingent consideration liability, redeemable convertible preferred stock tranche liability, lease right-of-use assets, and lease obligations, as well as accruals for research and development activities, stock-based compensation expense, and income taxes. Actual results could differ from those estimates.

Segments

We operate and manage our business as one reportable and operating segment, which is the business of discovering, developing and commercializing precision medicines for kidney diseases. Our President and Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Risks and Uncertainties

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source vendors and collaborators, availability of raw materials, patentability of our products and processes and clinical efficacy and safety of our products under development, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies, clinical trials and regulatory approval, prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting.

Our product candidates are still in development and, to date, none of our product candidates have been approved for sale and, therefore, we have not generated any revenue from product sales.

There can be no assurance that our research and development will be successfully completed, that adequate protection for our intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if our product development efforts are successful, it is uncertain when, if ever, we will generate revenue from product sales. We operate in an environment of rapid technological change and substantial competition from other pharmaceutical and biotechnology companies. In addition, we are dependent upon the services of our employees, consultants and other third parties.

Moreover, the current COVID-19 pandemic, which is impacting worldwide economic activity, poses risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time which may delay the start-up and conduct of our clinical trials, and negatively impact manufacturing and testing activities performed by third parties. Any significant delays may impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. The extent to which the pandemic will impact our business will depend on future developments that are highly uncertain and cannot be predicted at this time.

Business Combination

Accounting for acquisitions requires extensive use of estimates and judgment to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development and liabilities assumed. Additionally, we must determine whether an acquired entity is considered a business or a set of net assets because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination. We accounted for the Merger with Aduro as a business combination under the acquisition method of accounting pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Consideration paid to acquire Aduro was measured at fair value and included the exchange of Aduro’s common stock, assumption of Aduro stock options and warrants, and assumption of CVR. Refer to Note 3 “Reverse Merger and Contingent Value Rights” for more information.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash and cash equivalents consist of cash held in bank accounts, money market funds, commercial paper, corporate debt securities, and U.S. government and agency securities. The recorded carrying amount of cash equivalents approximates their fair value.

Restricted Cash

We maintain a letter of credit as security for a facility lease that expires in 2029. The letter of credit is collateralized by a certificate of deposit in the amount of $1.8 million, which is classified as long-term restricted cash in our consolidated balance sheets. Additionally, we maintain a letter of credit as a security deposit for a facility lease that expires in 2026. The letter of credit is collateralized by a certificate of deposit in the amount of $0.3 million, which is classified as long-term restricted cash which is classified as long-term restricted cash in our consolidated balance sheets.

Marketable Securities

We classify our marketable securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains, realized losses and declines in the value of securities determined to be other-than-temporary, are included in other income (expense), net. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts are included in other income (expense), net. Interest earned on all securities is included in other income (expense), net. Marketable securities with maturities of less than one year, where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as current.

If the estimated fair value of a debt security is below its carrying value, we evaluate whether it is more likely than not that we will sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. We also evaluate whether or not we intend to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, we consider whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged against other income (expense).

Marketable securities are classified within Level 2 of the fair value hierarchy as the valuation is obtained from third-party services, which utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. Refer to Note 5 “Fair Value Measurements” for more information.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, available-for-sale securities and accounts receivable. We are exposed to credit risk from our deposits of cash and cash equivalents in excess of amounts insured by the Federal Deposit Insurance Corporation. Substantially all of our cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. We monitor the financial creditworthiness of the issuers of our investments and limit the concentration in individual securities and types of investments that exist within our investment portfolio. Generally, all of our investments carry high credit quality ratings, in accordance with our investment policy. At December 31, 2021, we do not believe there is a significant financial risk from non-performance by the issuers of our cash, cash equivalents, and marketable securities. We have no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Fair Value of Financial Instruments

We established the fair value of our assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and established a fair value hierarchy based on the inputs used to measure fair value. Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued and liabilities are carried at cost, which approximates fair value due to their short maturities. Additionally, we have CVR and contingent consideration liabilities, which are recorded at fair value at the end of each reporting period with changes in estimated fair values recorded in the consolidated statements of operations and comprehensive loss. The fair values of the CVR and contingent consideration liabilities are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. Refer to Note 5 “Fair Value Measurements” for more information.

There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2021 and 2020.

Redeemable Convertible Preferred Stock Tranche Liability

We determined that our obligations to issue additional shares of redeemable convertible preferred stock upon the achievement of certain milestones or at the option of the respective holders of such shares represented freestanding financial instruments. These instruments were initially measured at fair value and were subject to remeasurement with changes in fair value recognized in the consolidated statements of operations and comprehensive loss until they were exercised or settled. Upon closing of the Merger, the outstanding redeemable convertible preferred stock tranche rights terminated and all redeemable convertible preferred stock issued converted to common stock.

Refer to Note 12 “Commitments and Contingencies” for more information.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale of assets, the cost and the related accumulated depreciation or amortization of the respective assets are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Additions and improvements that increase the value or extend the life of an asset are capitalized. Repairs and maintenance costs are expensed as incurred.

The useful live of property and equipment are as follows:

Description	Estimated Useful Life (in years)
Research and lab equipment	5
Computer equipment and software	3
Furniture and fixtures	5
Leasehold improvements	Shorter of useful life or lease term

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

Our intangible assets primarily include an acquired out-license agreement and indefinite-life IPR&D acquired in the Merger with Aduro. The acquired out-license agreement represents the estimated fair value of an agreement with Merck & Co., Inc. (“Merck”). The IPR&D represents the estimated fair value as of the acquisition date of two substantive in-process projects that have not reached technological feasibility. The fair value of an acquired out-licensed agreement and IPR&D acquired in a business combination is recorded on our consolidated balance sheets at the acquisition date fair value and is determined by estimating future revenue and expenses, probability of technological and regulatory success, revenue volatility and discount rates, and discounting the projected net cash flows to present value.

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually on October 1 or more frequently if we become aware of any events or changes that would indicate the fair values of the assets are below their carrying amounts. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized based on their respective estimated useful lives at that point in time.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, we determine whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value, as measured by anticipated discounted cash flows of the asset or market data. We have not recognized any impairment losses through December 31, 2021.

Leases

Leases related to our facilities are classified as operating leases.

We determine if an arrangement is a lease at inception. We have made a policy election to not separate lease and non-lease components for our real estate leases to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease expense. Our facility leases typically include variable non-lease components, such as common-area maintenance costs. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our consolidated balance sheets. Operating lease ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate, obtained from our bank and the financial statements of a known public company and adjusted for an appropriate level of risk based on the remaining term of the lease and our current financial condition, in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments made and excludes lease incentives. Our leases may include options to extend or terminate the lease; lease terms are only adjusted for these options when it is reasonably certain that we will exercise such options to extend or terminate the lease. Lease expense is recognized on a straight-line basis over the lease term.

Assumptions made by us at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

We have subleased a substantial portion of our leased facilities under agreements considered to be operating leases according to ASC Topic 842, Leases. We have not been legally released from our primary obligations under the original lease and, therefore, we continue to account for the original lease as we did before commencement of the subleases. We record both fixed and variable payments received from the sublessees in our consolidated statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense.

Investment in Equity Securities

Our investment in equity securities represents an ownership interest held by us in an unconsolidated entity, SanReno Therapeutics (“SanReno”). Refer to Note 9 “Investment in Equity Securities” for additional information. Accounting Standard Update (“ASU”) 2016-01 requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. The measurement alternative is used when an investment does not qualify for the equity method of the practical expedient in ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), which estimates fair value using the net asset value per share.

Due to the lack of readily determinable fair values for such investment, we account for this investment under the measurement alternative at cost, less impairment. We perform a qualitative impairment assessment on our investment recorded under the measurement alternative quarterly. The investment is re-measured on a non-recurring basis as the investment is re-measured upon future observable price changes(s) in an orderly transaction(s), or upon impairment, if any. If the investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the consolidated statements of operations and comprehensive loss. There were no impairments of this investment during the year ended December 31, 2021.

Dividends from our investment in equity securities, if declared, are reflected in the consolidated statements of operations and comprehensive loss. There were no dividends declared during the year ended December 31, 2021.

Equity Method Investment

We report our investments in unconsolidated entities, over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. Judgment regarding the level of influence over our equity method investment includes considering key factors such as ownership interest, representation on the board of directors, and participation in policy-making decisions. Our equity method investment is reported at cost and adjusted each period for our share of the investee’s income or loss, which is reported in our consolidated statements of operations and comprehensive loss on a one quarter lag.

We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may not be recoverable. If it is determined that a decline in the fair value of our investment is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including, but not limited, to general economic conditions and other relevant factors. We did not record any impairments related to our equity method investment for the year ended December 31, 2021.

Revenue Recognition

At inception, we determine whether contracts are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). For contracts that are determined to be within the scope of ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services, which is determined by applying the following five steps:

(i)	identifying the contract with the customer;
(ii)	identifying the performance obligations in the contract;
(iii)	determining the transaction price;
(iv)	allocating the transaction price to the performance obligations in the contract; and
(v)	recognizing revenue when or as we satisfy a performance obligation.

We only apply the five-step model to contracts when we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, we apply judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

Determining the transaction price requires significant judgment. The transaction price in the contract is measured at fair value and reflects the consideration we expect to be entitled to in exchange for the goods and services. In the transaction price, variable consideration is only included to the extent that it is highly probable that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur. The transaction price is allocated to each performance obligation according to their stand-alone selling prices ("SSP") and is recognized when control of the goods or services are transferred to the customer, either over time or at a point in time, depending on the specific terms and conditions in the contracts. Judgment is required to determine the SSP. In instances where the SSP is not directly observable, such as when a license or service is not sold separately, the SSP is determined using information that may include market conditions and other observable inputs.

In November 2021, we entered into a License Agreement with SanReno (“China License Agreement”). In addition, we assumed several existing collaboration agreements in conjunction with the Merger. These agreements may include the transfer of intellectual property rights in the form of licenses and obligations to provide research and development services, participate on certain development committees with the collaboration party and to provide manufacturing supply. The terms of such agreements generally include payment in the form of cash or equity securities to us for one or more of the following: development and commercialization licenses; research and development services; manufacturing supply; development, regulatory and commercial milestone fees; and royalties on net sales of licensed products. Judgment is required to determine whether the license to our intellectual property is distinct from the research and development services or participation on development committees.

As of the closing of the Merger, we considered all remaining performance obligations under the assumed agreements to determine appropriate revenue recognition. For agreements that include development, regulatory or commercial milestone payments, we evaluated whether the milestones are considered probable of being reached and concluded that all such milestones are not within the control of us or the licensee, such as regulatory approvals, and are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. Accordingly, any future milestone payments received under the assumed agreements will be analogized to ASC Topic 606 and recorded as revenue upon or over a period following receipt, if such milestone payments are received.

We also assumed an existing out-license agreement with Merck under which all performance obligations of Aduro were completed prior to the Merger. We are eligible to receive future contingent payments pursuant to Merck’s achievement of certain development, commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties based on net sales of the product. Any such milestones and royalties earned will be payable by us to the CVR holders, net of deductions permitted under the agreement with the CVR holders, including taxes and certain other expenses.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. Research and development costs include employee-related costs; licensing costs, materials and supplies, contracted research and manufacturing, consulting arrangements; allocated costs, such as facility costs; and other expenses incurred to advance our research and development activities. We recognize all research and development costs as they are incurred. In-licensing fees and other costs to acquire technologies that are utilized in research and development, and that are not expected to have alternative future use, are expensed when incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed. For service contracts that include a nonrefundable prepayment for future service, the upfront payment is deferred and recognized in the consolidated statements of operations and comprehensive loss as the services are rendered.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. We establish a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize its benefits or that future deductibility is uncertain.

We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax position is measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to income tax matters in income tax expense if incurred.

Fair value of Common Stock

Prior to the Merger, management estimated the fair value of our common stock consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Determining the best estimated fair value of our common stock required significant judgment and management considered several factors, including our stage of development, equity market conditions affecting comparable public companies, significant milestones and progress of research and development efforts.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to employees and non-employees based on the estimated fair value of the award on the date of grant.

We use the Black-Scholes option pricing model to measure the fair value of stock option awards when they are granted. We make several estimates in determining stock-based compensation and these estimates generally require significant analysis and judgment to develop, including (i) the expected share price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. Prior to the Merger, due to the lack of company-specific historical and implied volatility data, we based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded, which have characteristics similar to those of Private Chinook, including stage of product development and focus on the life science industry. For options granted after the Merger, we are using historical volatility of Aduro’s and our common stock, as it approximates the volatility of the formerly utilized peer group. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The expected term for options granted to employees represents the weighted-average period the awards are expected to remain outstanding and our estimates were determined using the simplified method. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

Stock-based compensation expense for restricted stock and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We record forfeitures as incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. The other comprehensive loss disclosed in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020 consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and pre-funded warrants outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock, pre-funded warrants and potentially dilutive securities outstanding for the period. The pre-funded warrants are included in the computation of basic and diluted net loss per common share as the exercise price is negligible and the pre-funded warrants are fully vested and exercisable. For purposes of the diluted net loss per share calculation, the common stock subject to repurchase, unvested restricted stock units, unvested restricted stock awards, options to purchase common stock, and warrants are considered to be potentially dilutive securities.

Foreign Currency

Our functional currency is the U.S. dollar and the functional currency of our foreign subsidiaries is either the Canadian dollar or the U.S. dollar. For subsidiaries with the functional currency of the Canadian dollar, assets and liabilities are translated to U.S. dollars using the exchange rates at the balance sheet date and expenses are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Remeasurement adjustments are recorded in other income (expense), net. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the periods presented.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option (such as a warrant) that is not within the scope of another Topic. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for smaller reporting companies in fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. We will adopt ASU 2021-04 on January 1, 2022. We do not expect that adoption of the standard will have a material impact on our consolidated financial statements.

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

3.	Reverse Merger and Contingent Value Rights

  We completed our Merger with Aduro on October 5, 2020 and we acquired 100 percent equity interest in Private Chinook by issuing 16.3 million shares of common stock. Based upon the terms of the merger agreement dated June 1, 2020 and amended August 17, 2020, Private Chinook was determined to be the acquiring company for accounting purposes, and the transaction was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations in accordance with U.S. GAAP. Accordingly, the assets and liabilities of Aduro were recorded at estimated fair value as of the merger closing date.

At the effective time of the Merger, we issued shares of our common stock to Private Chinook stockholders, at an exchange rate of 0.292188 shares of Aduro common stock for each share of Private Chinook common stock outstanding immediately prior to the Merger, including shares sold in the Pre-Closing Financing and all shares of Series A redeemable convertible preferred stock which converted into Private Chinook’s shares of common stock on a one-for-one basis prior to closing of the Merger (the “Exchange Ratio”). We also assumed all the stock options outstanding under the Private Chinook 2019 Equity Incentive Plan. Unless otherwise noted herein, references to our common share and per-share amounts give retroactive effect to the Exchange Ratio.

In August 2020, Private Chinook entered into subscription agreements (the “Pre-Closing Financing”) with certain existing and new investors, pursuant to which we agreed to sell, and the investors agreed to purchase, an aggregate of $115.0 million of our common stock. On October 5, 2020, immediately prior to the closing of the Merger, investors purchased 9.6 million shares of common stock, at a price of $12.00 per share, in the Pre-Closing Financing.

At the effective time of the Merger, we also entered into an agreement pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one CVR for each outstanding share of Aduro common stock held by such stockholder on such date (the “CVR Agreement”). Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from milestones and royalties from certain pre-existing agreements and the disposition or licensing of any of Aduro’s non-renal assets, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses.

During the year ended December 31, 2021, we identified and recorded measurement period adjustments primarily for taxes, which impacted deferred tax liabilities, the fair value of the CVR liability, and other liabilities related to the Merger. The measurement period adjustments were the result of additional analyses performed and information identified during 2021 based on facts and circumstances that existed as of the Merger date.

Consideration Transferred

The fair value of the consideration transferred was based on the most reliable measure, which was determined to be the market price of Aduro shares of common stock as of the acquisition date. The fair value of the consideration transferred consisted of the following (in thousands):

	Fair Value at Acquisition Date	Measurement Period Adjustment	Adjusted Fair Value at Acquisition Date
Value of shares of the combined company owned by Aduro equity holders (1)	$238,003	$—	$238,003
Fair value of Aduro stock options and warrants - pre-combination services (2)	10,628	—	10,628
Estimated fair value of CVR (3)	12,270	(2,696)	9,574
Total fair value of consideration	$260,901	$(2,696)	$258,205

(1)	Comprised of 16.3 million shares of common stock outstanding at the date of the Merger based on the closing price of $14.595 per share on October 5, 2020.
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

(3)

Immediately prior to closing of the Merger, Aduro granted its stockholders one CVR for each share of Aduro common stock. This CVR gives the holder a right to receive certain cash proceeds from potential future proceeds derived from Aduro’s license agreement with Merck and other non-renal assets for up to ten years.

Purchase Price Allocation

As Private Chinook was the accounting acquirer in the Merger, the purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of Aduro based on the estimated fair values as of the acquisition date. The excess of the acquisition consideration paid over the estimated fair values of net assets acquired was recorded as goodwill in our consolidated balance sheets. Our determination of the estimated fair values of the assets acquired and liabilities assumed included the consideration of third-party valuation estimates relating to the value of the acquired intangible assets, leasehold improvements, property and equipment, a favorable lease and the CVRs.

The following summarizes the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date (in thousands):

	Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Assets:
Cash and cash equivalents	$73,159	$—	$73,159
Marketable securities	98,057	—	98,057
Accounts receivable	1,122	—	1,122
Prepaids and other current assets	1,757	—	1,757
Property and equipment, net	19,039	—	19,039
Operating lease right-of-use assets	53,704	—	53,704
Intangible assets	28,118	—	28,118
IPR&D	39,295	—	39,295
Goodwill	22,441	(22,324)	117
Restricted cash	1,750	—	1,750
Other assets	295	—	295
Total assets acquired	338,737	(22,324)	316,413
Liabilities:
Accounts payable	2,280	—	2,280
Accrued clinical trial and manufacturing expenses	1,632	—	1,632
Accrued compensation	6,854	—	6,854
Accrued and other current liabilities	6,092	(690)	5,402
Deferred revenue, current	660	—	660
Operating lease liability, current	2,230	—	2,230
Existing contingent consideration	1,800	(450)	1,350
Deferred tax liabilities	18,372	(17,735)	637
Operating lease liabilities, non-current	36,474	—	36,474
Other non-current liabilities	1,442	(753)	689
Total liabilities assumed	77,836	(19,628)	58,208
Net Fair Value	$260,901	$(2,696)	$258,205

We determined that the historical values of Aduro’s current assets and current liabilities approximate fair value at the date of the acquisition based on the short-term nature of such items, except for as noted below.

Acquired property and equipment anticipated to be used was valued using a cost approach, where fair value was estimated as replacement cost less depreciation factors that represented the condition of the assets. Acquired property and equipment intended to be disposed of was valued at their estimated liquidation value.

The fair value of the acquired renal (“BION-1301”) IPR&D intangible asset of $32.4 million was determined using a probability-weighted discounted cash flow model prepared under the multi-period excess earnings method. The fair value of the acquired Merck license agreement intangible assets of $26.7 million and the related CVR liability of $8.1 million were valued under the income method using a probability-weighted discounted cash flow model and a Monte Carlo simulation model. We applied significant judgment in estimating the fair value of the acquired intangible assets and related contingent value rights, which involved the use of significant estimates and assumptions. Significant estimates and assumptions used in the valuation of the acquired BION-1301 IPR&D intangible asset related to future revenues and expenses, probabilities of technological and regulatory success and discount rate. Significant estimates and assumptions used in the valuation of the acquired Merck license agreement intangible assets and related contingent value rights related to future revenues and revenue volatility, probabilities of technological and regulatory success and discount rates. The fair value of the non-renal IPR&D intangible assets were determined using a probability-weighted discounted cash flow model, including assumptions regarding probabilities, timing and prices for the sale or out-license of these assets.

Favorable terms of an acquired lease were recorded as part of the operating lease ROU asset and was valued using a with-and-without income approach method.

Deferred revenue was valued based upon the estimated remaining costs to fulfill the legal performance obligation, plus a reasonable profit margin, which was expected to be satisfied within a year from the date of the Merger.

The existing contingent consideration liability related to the former shareholders of BioNovion Holdings BV was valued using a probability-weighted discounted cash flow assessment that considers probability and timing of future payments.

Goodwill is the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed, which primarily reflects the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized.

Our transaction costs were $4.5 million, which were expensed as incurred.

4.	Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$44,499	$—	$—	$44,499
Money market funds	117,023	—	—	117,023
Commercial paper	16,898	—	(1)	16,897
Corporate debt securities	3,306		(1)	3,305
Total cash and cash equivalents	$181,726	$—	$(2)	$181,724
Marketable securities:
Commercial paper	$34,978	$—	$(10)	$34,968
U.S. government and agency securities	85,309	1	(88)	85,222
Corporate debt securities	53,172	4	(38)	53,138
Total marketable securities	$173,459	$5	$(136)	$173,328

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$5,659	$—	$—	$5,659
Money market funds	113,592	—	—	113,592
Certificate of deposit	157	—	—	157
Commercial paper	40,844	—	—	40,844
U.S. government and agency securities	27,498	—	—	27,498
Total cash and cash equivalents	$187,750	$—	$—	$187,750
Marketable securities:
Commercial paper	$35,089	$—	$—	$35,089
U.S. government and agency securities	26,026	6	(3)	26,029
Corporate debt securities	1,504	—	—	1,504
Total marketable securities	$62,619	$6	$(3)	$62,622

The amortized cost and estimated fair value of our available-for-sale marketable securities by contractual maturity are summarized below as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mature in one year or less	$105,184	$1	$(72)	$105,113
Mature after one year through two years	68,275	4	(64)	68,215
Total available-for-sale marketable securities	$173,459	$5	$(136)	$173,328

None of our marketable securities were in a continuous unrealized loss position as of December 31, 2021. We review the individual securities in our portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. We determined that as of December 31, 2021 and 2020, there were no investments in our portfolio that were other-than-temporarily impaired.
5.	Fair Value Measurements

We record certain financial assets and liabilities at fair value in accordance with the provisions of ASC Topic 820 on fair value measurements. As defined in the guidance, fair value, defined as an exit price, represents the amount that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants. As a result, fair value is a market-based approach that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering these assumptions, the guidance defines a three-tier valuation hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1: Unadjusted quoted prices in active, accessible markets for identical assets or liabilities.

Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The determination of a financial instrument’s level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. We consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Cash and money market funds	$161,522	$—	$—	$161,522
Commercial paper	—	16,897	—	16,897
Corporate debt securities		3,305		3,305
Total cash and cash equivalents	161,522	20,202	—	181,724
Marketable securities:
Commercial paper	—	34,968	—	34,968
U.S. government and agency securities	—	85,222	—	85,222
Corporate debt securities	—	53,138	—	53,138
Total marketable securities	—	173,328	—	173,328
Total fair value of assets	$161,522	$193,530	$—	$355,052
Liabilities
Contingent value rights liability	$—	$—	$34,591	$34,591
Contingent consideration liability	—	—	5,160	5,160
Total fair value of liabilities	$—	$—	$39,751	$39,751

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$119,251	$—	$—	$119,251
Certificate of deposit	—	157	—	157
Commercial paper	—	40,844	—	40,844
U.S. government and agency securities	—	27,498	—	27,498
Total cash and cash equivalents	119,251	68,499	—	187,750
Marketable securities:
Commercial paper	—	35,089	—	35,089
U.S. government and agency securities	—	26,029	—	26,029
Corporate debt securities	—	1,504	—	1,504
Total marketable securities	—	62,622	—	62,622
Total fair value of assets	$119,251	$131,121	$—	$250,372
Liabilities
Contingent value rights liability	$—	$—	$13,780	$13,780
Contingent consideration liability	—	—	1,800	1,800
Total fair value of liabilities	$—	$—	$15,580	$15,580

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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Contingent Value Rights Liability	Contingent Consideration Liability
Fair Value as of December 31, 2019	$—	$—
Assumed in the Merger	12,270	1,800
Change in fair value upon remeasurement	1,510	—
Fair Value as of December 31, 2020	13,780	1,800
Change in fair value upon remeasurement	23,507	3,810
Measurement period adjustment	(2,696)	(450)
Fair Value as of December 31, 2021	$34,591	$5,160

The fair values of the CVR and contingent consideration liabilities are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR and the contingent consideration liabilities, we used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including estimated revenues and costs, the probability of technical and regulatory success, and discount rates. For the year ended December 31, 2021 and 2020, the aggregate change in fair value of the CVR and the contingent consideration liabilities was $27.3 million and $1.5 million, respectively, and was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value during the periods resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck. Additionally, the change in fair value during the 2021 period resulted from the sale of certain of our non-renal assets in exchange for preferred shares in Sairopa B.V. (“Sairopa”) during the second quarter of 2021. We will hold the shares in Sairopa until there is a liquidation event at which time, in accordance with the CVR agreement, 50% of any net proceeds will accrue to the benefit of the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. Refer to Note 10 “Equity Method Investment” for more information. In addition, we identified measurement period adjustments during 2021 which reduced the CVR and contingent consideration liabilities. Refer to Note 3 “Reverse Merger and Contingent Value Rights” for more information.

6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Research and lab equipment	$3,366	$3,616
Computer equipment and software	1,497	948
Furniture and fixtures	1,224	1,099
Leasehold improvements	16,976	16,111
Total property and equipment	23,063	21,774
Total accumulated depreciation	(4,128)	(1,148)
Property and equipment, net	$18,935	$20,626

Depreciation and amortization expense for property and equipment for the years ended December 31, 2021 and 2020 was $3.1 million and $1.1 million, respectively. Approximately $2.9 million of our property and equipment as of December 31, 2021 is located in Canada.

7.	Goodwill and Intangible Assets

Goodwill

The gross carrying amount and net book value of goodwill was $0.1 million at December 31, 2021, all of which resulted from the Merger. During the year ended December 31, 2021, we identified and recorded measurement period adjustments primarily for taxes related to the Merger, which reduced goodwill by $22.3 million from the preliminary purchase price allocation. The measurement period adjustments were the result of additional analysis performed and information identified during 2021 based on facts and circumstances that existed as of the Merger date. Refer to Note 3 “Reverse Merger and Contingent Value Rights” for more information.

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

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$1,968	$24,717
In-place lease	1,433	141	1,292
Total intangible assets with finite lives	28,118	2,109	26,009
Acquired IPR&D assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$2,109	$62,559

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$398	$26,287
In-place lease	1,433	24	1,409
Total intangible assets with finite lives	28,118	422	27,696
Acquired IPR&D assets	39,295	—	39,295
Total intangible and acquired IPR&D assets	$67,413	$422	$66,991

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over periods of 9 to 17 years, with an original weighted average period of 16.7 years, and the amortization expense is recorded in operating expenses. We test our Acquired IPR&D assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

Acquired IPR&D decreased by $2.7 million from the sale of certain of our non-renal assets in exchange for stock during the year ended December 31, 2021. Refer to Note 10 “Equity Method Investment” for more information.

Amortization expense was $1.7 million and $0.4 for the years ended December 31, 2021, and 2020, respectively. Based on finite-lived intangible assets recorded as of December 31, 2021, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022	$1,722
2023	1,733
2024	1,733
2025	1,733
2026	1,733
Thereafter	17,355

8.       Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2021	2020
Research and development costs	$8,397	$8,135
Compensation and benefits	6,455	4,530
Sublease rent and security deposit	1,067	1,400
Business taxes and licensing fees	421	898
Consulting and outside services	424	499
Other	340	212
Total accrued and other current liabilities	$17,104	$15,674

9.	Investment in Equity Securities

On November 24, 2021, we entered into agreements related to the formation of SanReno, a corporation established to develop, manufacture and commercialize kidney disease therapies in mainland China, Hong Kong, Macau, Taiwan and Singapore (collectively, the “Territory”). In connection with the formation of SanReno and pursuant to the China License Agreement entered into between Chinook and SanReno on November 24, 2021, Chinook granted SanReno exclusive licenses under certain intellectual property to develop and commercialize atrasentan and BION-1301 in the Territory for use in all human indications. In return, Chinook received 40.0 million preferred shares in SanReno representing 50% ownership of the outstanding voting securities and a warrant to purchase a total of 5.0 million common shares of SanReno at an exercise price of $0.01 per share upon the attainment of regulatory exclusivity for atrasentan in the Territory. Such warrant will only be exercisable if and provided that SanReno obtains, before the 10-year anniversary of the closing of the formation of SanReno, the regulatory exclusivity for atrasentan in China for at least three years commencing from the New Drug Application approval by the National Medical Product Administration of China. The warrant will have a five-year exercise period after it becomes exercisable upon satisfaction of the exercise conditions and was valued at $1.2 million on the grant date based on the probability of exercise of the warrant and the market for such instruments. An investor syndicate led by Frazier Healthcare Partners and Pivotal bioVenture Partners China, along with existing Chinook investors Versant Ventures and Samsara BioCapital, has invested $40.0 million in exchange for the remaining 50% of the outstanding voting securities of SanReno. Refer to Note 11 “Collaboration and License Agreements” for more information regarding the China License Agreement.

In connection with the formation of SanReno, on November 24, 2021, Chinook also entered into a Shareholders Agreement (the “Shareholders Agreement”) providing for certain rights and obligations of SanReno and its shareholders. Pursuant to the Shareholders Agreement, Chinook has the right to designate an individual for election to the board of directors of SanReno and SanReno has agreed that certain specified events (including certain liquidation events) shall require the approval of shareholders of SanReno holding a supermajority of SanReno’s Series A preferred shares. The Shareholders Agreement terminates by mutual consent of the parties, and automatically terminates upon the dissolution of SanReno or immediately prior to the consummation of a qualified initial public offering.

We accounted for the investment in SanReno in accordance with the provisions of ASC Topic 321, Investments – Equity Securities, and elected to use the measurement alternative therein. As such, the investment is valued at $41.2 million as of December 31, 2021, which was the total of the aggregate cost value of the 40.0 million preferred shares in SanReno received by us on the date of the closing of the formation of SanReno and the grant date value of the warrant. The investment will be re-measured upon future observable prices changes(s) in orderly transaction(s) or upon impairment, if any. Refer to Note 2 “Summary of Significant Accounting Policies” for more information regarding our Investment in Equity Securities accounting policies. There were no impairments of this investment during the year ended December 31, 2021.

We are entitled to non-cumulative dividends at 8% of our initial investment, payable when and if declared by the board of directors of SanReno. Dividends from our investment in equity securities, if declared, are reflected in the consolidated statements of operations and comprehensive loss. There were no dividends declared during the year ended December 31, 2021.

10.     Equity Method Investment

On April 2, 2021, we entered into a definitive agreement with Sairopa B.V., a private company created by Van Herk Royalty B.V. and D.S. Chahal (the “Sairopa Investors”) to acquire certain non-renal assets of Chinook in exchange for preferred stock in Sairopa. We will hold such shares until such time as there is a liquidation event, as defined in the shareholders agreement, in Sairopa. In accordance with the CVR agreement, 50% of any net proceeds received from this transaction by way of a liquidation event of Sairopa by October 4, 2030, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses, will accrue to the benefit of the CVR holders.

As of December 31, 2021, we own a 44% interest in Sairopa. We determined that we have the ability to exercise significant influence over Sairopa but do not have a controlling interest. Therefore, the investment in Sairopa was accounted for using the equity method. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, and participation in policy-making decisions. The Sairopa Investors provided an initial capitalization of 12.5 million Euros. We recorded the equity method investment at $10.0 million, which is the fair value of the equity received by us in exchange for the non-renal assets. The sale of the non-renal assets to Sairopa resulted in a $7.2 million gain, which is the difference between the fair value of the equity received and the carrying value of the non-renal assets sold. The gain is reported in our consolidated statement of operations and comprehensive loss during the year ended December 31, 2021.

Our equity method investment is reported at cost and adjusted each period for our share of the investee’s income or loss, which is reported in our consolidated statements of operations and comprehensive loss on a one quarter lag. We assess our equity method investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. Refer to Note 2 “Summary of Significant Accounting Policies” for information regarding our Equity Method Investment accounting policies.

11.	Collaboration and License Agreements

SanReno Therapeutics

In November 2021, we entered into the China License Agreement, pursuant to which we granted SanReno exclusive licenses under certain intellectual property to develop, manufacture and commercialize for atrasentan and BION-1301 in the Territory. Refer to Note 9 “Investment in Equity Securities” for further details on the agreements executed with SanReno. We evaluated the China License Agreement under ASC Topic 606 and determined that the China License Agreement represents a contract with a customer. We identified the following performance obligations: (i) the licenses to develop, manufacture and commercialize atrasentan and BION-1301; (ii) our obligation to transfer know-how for the licensed product candidates (“Technology Transfers”); (iii) manufacturing and supply services; and (iv) opt-in global studies.

We determined that the preferred shares we received in SanReno of $40.0 million plus the warrant granted to us of $1.2 million constituted the entire consideration to be included in the total transaction price at the outset of the arrangement. Further, in determination of the performance obligations under the license agreements, the stand-alone selling prices of the performance obligations and our responsibility in the development activities have also been considered. Accordingly, the licenses, Technology Transfers, manufacturing and supply services, and opt-in global studies are all considered distinct performance obligations.

Since both licensed product candidates are in the later stages of development, we determined that both licenses have significant stand-alone functionalities as of contract inception. SanReno can begin deriving benefit from the licenses prior to the Technology Transfers being completed. The Technology Transfers will be completed upon request of SanReno and are separate from the transfer of the licenses, which occurred at contract inception. We also considered that we are not contractually obligated to perform research and development activities that significantly affect SanReno’s ability to benefit from the licensed product candidates, and SanReno has full use of the licenses.

The estimated standalone selling price for the Technology Transfers was determined by estimating the costs of satisfying the performance obligation, plus an appropriate margin for such services. Pursuant to the China License Agreement, SanReno will reimburse the manufacturing and supply services at cost plus a mark-up and will reimburse the opt-in global studies at cost, which represent pass-through fees from third-party vendors, including clinical research organization.

Revenue attributable to the licenses and Technology Transfers was recognized during fiscal year 2021 as the licenses were delivered upon contract inception and the amount of the total transaction price allocated to the Technology Transfers was not material. Revenue attributable to the manufacturing and supply services and opt-in global studies will be recognized as incurred.

We are also eligible to receive a progress-dependent milestone payment of up to approximately $25.0 million with respect to BION-1301. Under the China License Agreement, SanReno is also obligated to pay Chinook royalty payments at a percentage in the low teens based on net sales of atrasentan in the Territory on the portion of annual net sales in excess of a pre-determined amount, which royalty will be payable until the expiration of all licensed patents covering the sale of atrasentan in the Territory. The China License Agreement expires on a licensed product-by-licensed product basis on the latest of: (i) the expiration of the royalty term for atrasentan, (ii) the expiration of the last valid claim of a licensed patent for BION-1301 in the Territory. The parties may terminate the China License Agreement pursuant to terms specified in the agreement. Chinook and SanReno also have reciprocal rights of first negotiation in their respective territories for certain future kidney disease products developed or in-licensed by either company. Chinook retains full rights to atrasentan and BION-1301 outside of the Territory.

The potential progress-dependent cash milestone payment that we are eligible to receive was excluded from the total transaction price, as the milestone amount is fully constrained based on the probability of achievement. Accordingly, any future milestone payment received under the agreement will be recorded upon or over a period following receipt. Further, we will apply the exception under ASC Topic 606 for variable consideration related to sales-or-usage based royalties received in exchange for licensed intellectual property associated with atrasentan, therefore the royalties are not included in the transaction price until the licensee sells product.

During the year ended December 31, 2021, we recognized revenue of $41.2 million under the China License Agreement. No progress-dependent milestone payments and royalties were received during the year ended December 31, 2021.

AbbVie Ireland Unlimited Company

On December 16, 2019, we entered into a license agreement (the “License Agreement”) with AbbVie Ireland Unlimited Company (“AbbVie”), which granted us an exclusive license to develop and commercialize atrasentan, an endothelin receptor antagonist. Under the agreement, we assumed all global development and commercialization responsibilities for atrasentan. In consideration of the license and rights granted under the License Agreement, we made an upfront cash payment and issued 2.0 million shares of common stock for total consideration of $6.7 million to AbbVie. We concluded that this transaction should be accounted for as an asset purchase, and as such, recorded the associated expense within research and development expenses in the consolidated statements of operations and comprehensive loss, as the product has not reached technological feasibility and does not have alternative future use. Under the License Agreement, we are obligated to make contingent development, regulatory and commercial milestone payments, of up to a maximum of $135.0 million in the aggregate, as well as pay royalties on the worldwide net sales of licensed products ranging from upper-single-digit to high-teen percentages.

We did not recognize any milestone payments for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, we did not have any payable or receivable balances associated with the License Agreement.

Merck

In connection with Merger, we became party to an agreement with Merck. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates. All performance obligations of Aduro were completed prior to the Merger. We are eligible to receive future contingent payments, including up to $287.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties at percentages in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized as revenue when earned as we have no performance obligations under this agreement. Any such milestones and royalties earned prior to October 4, 2030 will be payable by us to the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. In the fourth quarter of 2021, we recognized revenue of $10.0 million upon notification of the achievement of a development milestone under the terms of the agreement with Merck, which is payable to the CVR holders, net of permitted deductions.

Eli Lilly and Company

In connection with the Merger, we assumed an ongoing research collaboration and exclusive license agreement with Eli Lilly and Company (“Lilly”) for the research and development of novel immunotherapies for autoimmune and other inflammatory diseases. Our only remaining performance obligation under the agreement was to perform research services through 2021, for which we were reimbursed up to a specified amount. We are eligible to receive future contingent milestone payments of up to approximately $464.9 million per licensed product and tiered royalties on net sales at percentages in the single digits. We determined that the potential milestone payments are not considered probable of being achieved and, accordingly, such milestones will be recognized as revenue when earned.

For the year ended December 31, 2021 and 2020, we recognized revenue of $0.4 million and $0.8 million, respectively, under the Lilly agreement.

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

As a result of the termination, the only remaining activity under this agreement is reimbursement resulting from development costs that are shared between us and Novartis. We record any amounts paid to Novartis under the agreement as research and development expenses and any amounts received from Novartis as an offset to research and development expenses. For the year ended December 31, 2021, the amounts recognized under the agreement with Novartis were not material.

12.	Commitments and Contingencies

Redeemable Convertible Preferred Stock Tranche Liability

In February 2019, as amended in July 2019, we entered into a Series A financing transaction, pursuant to which we were authorized to issue up to 18,992,220 shares of Series A redeemable convertible preferred stock having a per share par value of $0.0001, at a purchase price of $3.4225 per share.

The terms of the Series A redeemable convertible preferred stock agreement include provisions requiring the investors to purchase, and obligating us to deliver, additional shares of redeemable convertible preferred stock at a specified price in the future based on the achievement of certain development-based milestones by us. The investors are also able to waive the milestone requirements, which provides the investors with an option to purchase additional Series A redeemable convertible preferred stock if the milestone is not met. The rights to purchase additional shares were recorded as a tranche liability at the estimated fair value of the obligation on the date of issuance with the carrying values adjusted at each reporting date for any changes in the estimated fair values. For the year ended December 31, 2020, we recorded $27.7 million, for the change in the fair value of the redeemable convertible preferred stock tranche liability.

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

Leases

We have a total of four operating leases as of December 31, 2021 with remaining lease terms of approximately 5 to 8 years.

In June 2021, we entered into a sublease agreement for office space in Seattle, Washington (“Seattle Sublease”), which we expect to use as our corporate headquarters. The Seattle Sublease commenced on July 1, 2021 and continues for a period of 58 months. The aggregate estimated base rent payments due over the remaining term of the Seattle Sublease is approximately $5.3 million.

As of December 31, 2021, we are subleasing approximately 95,000 square feet in one of our facilities. Sublease income was $6.2 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively, which was netted against rent expense. Total sublease income to be earned, in aggregate, will be approximately $65.8 million over the remaining term of the sublease agreement.

The maturity of the Company’s operating lease liabilities at December 31, 2021 was as follows (in thousands):

Undiscounted Lease Payments	Amounts
2022	$7,481
2023	7,693
2024	7,848
2025	8,007
2026	7,156
Thereafter	18,918
Total undiscounted lease payments	57,103
Present value adjustment	(13,113)
Total net lease liability	43,990
Net lease liability - current	4,401
Net lease liability - non-current	39,589
Total net lease liability	$43,990

Rent expense recognized for operating leases was $8.8 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $2.4 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

The following summarizes additional information related to operating leases:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease terms (in years)
Operating leases	7.4	8.8
Weighted-average discount rate
Operating leases	7.5%	7.1%

Indemnification Agreements

In the ordinary course of business, we enter into agreements that may include indemnification provisions. Pursuant to such agreements, we may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments we could be required to make under these provisions is not determinable. We have never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. We have also entered into indemnification agreements with our directors and officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. We currently maintain directors’ and officers’ liability insurance.

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
13.	Common Stock

Common stockholders are entitled to dividends if and when declared by the Board of Directors (the “Board”) subject to the prior rights of preferred stockholders, if any. As of December 31, 2021, and 2020, no dividends on common stock had been declared by the Board.

Issuance of Securities through an Underwritten Public Offering

In November 2021, we completed an underwritten public offering of 9.5 million shares of our common stock at a price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 1.7 million shares of our common stock. In addition, we sold to certain investors pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 3.6 million shares of common stock at a purchase price of $13.9999 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.0001 per share exercise price for each such warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to Chinook. The underwritten public offering resulted in gross proceeds to us of $183.5 million, before $11.3 million of transaction costs.

We evaluated the Pre-Funded Warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Pre-Funded Warrants did not meet the definition of liability instruments. The Pre-funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the share of common stock with which they were issued, are immediately exercisable, do not include repurchase rights, cash settlement, or other put provisions, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-funded Warrants do not provide any guarantee of value or return. We valued the Pre-funded Warrants to purchase 3.6 million shares of common stock at an aggregate value of $50.0 million. The value of $13.9999 per pre-funded warrant was measured on the grant date based on the common stock price in the underwritten public offering of $14.00 per share, less the $0.0001 per share exercise price of the warrant. As of December 31, 2021, none of the Pre-funded Warrants have been exercised.

At-the-Market Sales Agreement

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”), with Cantor Fitzgerald & Co. and SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Leerink LLC. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. In 2021, we sold 2.2 million shares for net proceeds of $33.9 million under the 2021 Sales Agreement. As of December 31, 2021, we have $40.0 million remaining under the 2021 Sales Agreement, which is subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-255099) that expires on April 7, 2024, or upon an effective replacement shelf registration statement.

Warrants

We assumed certain common stock warrants in the Merger. At December 31, 2021, warrants outstanding were not material.

Restricted Stock Awards (“RSAs”)

We sold 0.6 million shares of restricted common stock to founding employees, directors and investors for $0.00034 per share. In the event continuous service terminates, the restricted shares sold to employees and directors include a provision whereby we have the option to repurchase unvested shares at the lower of the amount paid at grant or the fair market value as of repurchase date.

Activity with respect to restricted stock was as follows:

	RSAs Outstanding
	Number of RSAs (in thousands)	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2020	196	$0.00034
Vested	(97)	$0.00034
Balance, December 31, 2021	99	$0.00034

The fair value of restricted stock vested during the years ended December 31, 2021 and 2020 was $1.4 million and less than $0.1 million, respectively.

14.     Stock-Based Compensation

Equity Incentive Plans

In February 2019, Private Chinook adopted the 2019 Equity Incentive Plan (the “2019 Plan”).

In connection with the Merger, we assumed Aduro’s two equity incentive plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan” and collectively the “Aduro Plans”). No additional grants may be made from the 2009 Plan; however, shares subject to awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan. The number of shares subject to and the exercise prices applicable to these outstanding options were adjusted to reflect the one-for-five reverse stock split.

As of December 31, 2021 and 2020, there were 1.4 million and 0.9 million shares available for future grant, respectively. On January 1 of each year through 2025, the number of shares authorized for issuance under the 2015 Plan automatically increases by an amount equal to the lower of (i) 4 percent of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the Board of Directors.

The 2019 Plan, the 2015 Equity Incentive Plan, and the 2009 Stock Incentive Plan (collectively, “The Plans”) are administered by the Board of Directors, or a committee of the Board of Directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100 percent of the fair value per share of the Company’s common stock on the date of grant. Options generally vest with respect to 25 percent of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Options granted under the Plans have a maximum term of 10 years. Restricted stock units (“RSU”) generally vest with respect to one-third of the shares one year after the RSUs’ vesting commencement date and remainder ratably on an annual basis over the following two years.

In connection with the Merger, we assumed Aduro’s 2015 employee stock purchase plan (“2015 ESPP”). Under the 2015 ESPP, our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. ESPP purchases are settled with common stock from the 2015 ESPP previously authorized and available pool of shares. As of December 31, 2021, there were 0.7 million shares available for future issuance under the ESPP. On January 1 of each year through 2025, the number of shares authorized for issuance under the ESPP, automatically increases by an amount equal to the lower of (i) 1 percent of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the Board of Directors.

Stock option activity under the Plans is set forth below:

	Outstanding Awards
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2020	5,514	$13.24	6.84	$38,433
Granted	1,499	15.22
Exercised	(525)	4.61
Canceled or forfeited	(646)	29.55
Balance—December 31, 2021	5,842	$12.73
Options exercisable December 31, 2021	2,459	$14.83	4.74	$17,255
Vested and expected to vest, December 31, 2021	5,842	$12.73	7.00	$34,928

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of December 31, 2021. Options for 0.5 million and less than 0.1 million shares of our common stock were exercised during the years ended December 31, 2021 and 2020, respectively, with an intrinsic value of $5.4 million and $0.8 million, respectively.

RSU activity under the Plans is set forth below:

	RSUs Outstanding
	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2020	441	$14.51
Granted	588	14.87
Vested	(141)	14.52
Forfeited	(65)	14.69
Balance, December 31, 2021	823	$14.76

The total fair value of RSUs that vested in the years ended December 31, 2021 and 2020 was $1.9 million and $0.1 million, respectively. The fair value of RSUs is determined on the date of grant based on the market price of our common stock on that date.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Years Ended December 31,
	2021	2020
Assumptions:
Expected term (in years)	6.1	6.1
Volatility	78.8%	77.6% – 90.0%
Risk-free interest rate	0.9%	0.1% – 0.9%
Dividend yield	0%	0%
Fair Value:
Weighted-average grant date fair value per share	$10.34	$9.99

The weighted-average assumptions used to estimate the fair value of our common stock to be issued under the 2015 ESPP using a Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Years Ended December 31,
	2021	2020
Assumptions:
Expected term (in years)	0.5	0.5
Volatility	63.3%	81.5% – 127.5%
Risk-free interest rate	0.1%	0.1% – 0.2%
Dividend yield	—	—
Fair Value:
Weighted-average grant date fair value per share	$5.16	$5.42

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$6,007	$1,759
General and administrative	6,778	1,852
Total stock-based compensation expense	$12,785	$3,611

Total unrecognized stock-based compensation expense and the expected period over which such expense will be recognized are as follows ($ in millions):

As of December 31, 2021
Stock-options
Unrecognized stock compensation expense	$24.7
Weighted-average remaining vesting period (years)	2.7
RSU
Unrecognized stock compensation expense	$9.7
Weighted-average remaining vesting period (years)	2.1
ESPP
Unrecognized stock compensation expense	$0.2
Weighted-average remaining vesting period (years)	0.4

15.	Defined Contribution Plans

In 2019, we implemented a defined contribution plan (the “401(k) Plan”) for our full-time, U.S. based employees, with eligibility commencing in the month following an employee’s hire date. Employee contributions to the 401(k) Plan are based on a percentage of the employee’s gross compensation, limited by IRS guidelines for such plans. The 401(k) Plan provides for matching and discretionary contributions by us, which are made in the subsequent year. Matching contributions were $0.3 million and less than $0.1 million, for the years ended December 31, 2021 and 2020, respectively.

In 2019, we implemented a defined contribution plan (the “RRSP Matching Program”) for our full-time, Canadian employees, with eligibility commencing on the employee’s hire date. Employee contributions to the RRSP Matching Program are processed according to the instructions of each employee, with no cap on the amount each employee may contribute. Employees are individually responsible for ensuring their contributions from all sources do not exceed their individual RRSP contribution limit for the year, as defined by the Canada Revenue Agency. The RRSP Matching Program provides for matching contributions by us on a 1-to-1 basis within a prescribed limit for each calendar year. Matching contributions were $0.1 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively.

In 2020, in connection with the Merger, we assumed a defined contribution plan (the “Aduro 401(k) Plan”) for Aduro’s full-time, U.S. based employees, continuing employment with the Company. Employee contributions to the Aduro 401(k) Plan were based on a percentage of the employee’s gross compensation, limited by IRS guidelines for such plans. The Aduro 401(k) Plan provided for matching and discretionary contributions, which were made in the subsequent year. Matching contributions were $0.2 million for the period beginning at the time of the Merger through December 31, 2020.

16.	Income Taxes

Loss before income taxes was as follows (in thousands):

	Years ended December 31,
	2021	2020
Domestic	$(59,702)	$(68,636)
Foreign	(41,142)	(14,989)
Loss before income tax (expense) benefit	$(100,844)	$(83,625)

The federal, state, and foreign income tax (expense) benefit consists of the following:

	Years ended December 31,
	2021	2020
Current:
U.S. – Federal	$—	$—
U.S. – State	—	—
Foreign	—	—
Total current	—	—
Deferred:
U.S. – Federal	(1,690)	1,607
U.S. – State	98	234
Foreign	(501)	162
Total deferred	(2,093)	2,003
Total income tax (expense) benefit	$(2,093)	$2,003

The effective tax rate of the provision for income taxes differed from the federal statutory rate as follows:

	Years ended December 31,
	2021	2020
Federal tax benefit at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	1.1%	0.2%
Change in valuation allowance	(13.8%)	(12.0%)
Foreign rate differential	(4.4%)	1.0%
Redeemable convertible preferred stock tranche liability	0.0%	(7.0%)
U.S. impact of foreign operations	(4.5%)	0.0%
Other	(1.5%)	(0.9%)
Effective income tax rate	(2.1%)	2.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$53,923	$16,781
Accruals and reserves	1,350	928
Contingent payments	3,350	—
Stock-based compensation expense	2,821	2,134
Business tax credits	2,450	1,372
Other	2,523	—
Lease liabilities	9,824	10,010
Gross deferred tax assets	76,241	31,225
Valuation allowance	(59,762)	(15,017)
Total deferred tax assets, net of valuation allowance	16,479	16,208
Deferred tax liabilities:
Fixed asset basis	(2,142)	(2,541)
Right of use asset	(12,299)	(13,318)
Intangible asset basis	(2,773)	(16,726)
Total deferred tax liabilities	(17,214)	(32,585)
Net deferred tax assets and liabilities	$(735)	$(16,377)

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical consolidated cumulative losses, we determined that, based on all available evidence, there was substantial uncertainty as to whether we would recover a majority of our recorded net deferred taxes in future periods. As a result, we recorded a valuation allowance against the U.S. net deferred tax assets at December 31, 2021 and 2020. The valuation allowance increased by $44.7 million and $10.0 million during the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, we have generated net operating loss (“NOL”) carryforwards (before tax effects) for federal, state and foreign income tax purposes of $186.2 million, $80.4 million and $29.6 million, respectively. The federal, state and foreign NOL carryforwards will begin to expire in 2029, 2039 and 2039, respectively, if not utilized. In addition, we have foreign business tax credits of $2.4 million to offset future income tax liabilities, which will start to expire in 2039, if not utilized.

Our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we have experienced an ownership change under Section 382 of the Internal Revenue Code (the Code) of 1986, as amended. The Merger resulted in such an ownership change and, accordingly, our NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. We assessed whether we had an ownership change, as defined by Section 382 of the Code from our formation through December 31, 2021. Based upon this assessment, we experienced an ownership change on October 5, 2020. Due to these ownership changes, reductions were made to our NOL and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on our NOL and tax credit carryforwards.

Uncertain Tax Positions

We account for uncertainty in income taxes in accordance with ASC Topic 740. Tax positions are evaluated in a two-step process, whereby we first determine whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The following table summarizes the activity related to our unrecognized benefits (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$753	$753
Additions based on tax positions related to prior year	—	—
Reductions based on tax positions related to prior year	(753)	—
Additions based on tax positions related to current year	—	—
Reductions based on tax positions related to current year	—	—
Balance at end of year	$—	$753

Our policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. We had no interest or penalty accruals associated with uncertain tax benefits in our consolidated balance sheets and consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. We do not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2021.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns remain subject to examination by federal, state and foreign tax authorities for all tax years.

17.	Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by us (in thousands, except share amounts):

	Years Ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(102,937)	$(81,622)
Denominator:
Weighted-average shares outstanding	45,755	13,463
Less: weighted-average unvested restricted shares and shares subject to repurchase	(148)	(295)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	45,607	13,168
Net loss per share attributable to common stockholders, basic and diluted	$(2.26)	$(6.20)

As of December 31, 2021, 3.6 million Pre-Funded Warrants to purchase common stock, issued in connection with the November 2021 public offering, were included in the weighted-average shares outstanding used in the calculation of basic and diluted net loss per share. Refer to Note 13 “Common Stock” for more information.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive (in thousands):

	December 31,
	2021	2020
Unvested RSUs	823	441
Unvested RSAs	99	196
Common stock warrants	—	9
Options to purchase common stock	5,842	5,514
Total	6,764	6,160

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of December 31, 2021, as described below, which our management views as an integral part of our disclosure controls and procedures.

Following identification of the material weaknesses and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2021. Based on these procedures, management concluded that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2021:

(i)We did not design or maintain an effective control environment commensurate with our financial reporting requirements due to lack of sufficient accounting and finance professionals with the appropriate level of skill, experience and training commensurate with our financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This contributed to additional material weaknesses;

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

Based on these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021.

This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm on the effectiveness of internal control over financial reporting due to an exemption for smaller reporting companies established by the rules of the SEC.

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

(iv)

We have assigned responsibilities among our expanded staff to enable improved segregation of duties. During the third and fourth quarters of 2021, we continued the evaluation of systems and processes for proper segregation of duties. Additionally, during the fourth quarter of 2021, we implemented a third-party system which is being leveraged in our procurement process and has contributed to certain automated system controls supporting segregation of duties within the procurement process.

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

Other than the changes described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances, and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such actions will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2022 annual meeting of stockholders, or 2022 Proxy Statement, to be filed with the Securities and Exchange Commission, or SEC, within 120 days of the Company’s fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2021.

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

3. Exhibits

See Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1^	Agreement and Plan of Merger and Reorganization, dated June 1, 2020, by and among Aduro Biotech, Inc., Aspire Merger Sub, Inc., and Chinook Therapeutics U.S., Inc.	8-K	001-37345	2.1	06/02/2020

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated August 17, 2020, by and among Aduro Biotech, Inc., Aspire Merger Sub, Inc., and Chinook Therapeutics U.S., Inc.	8-K	001-37345	2.1	08/18/2020

3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-37345	3.1	04/20/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated October 1, 2020.	8-K	001-37345	3.1	10/01/2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated October 5, 2020.	S-8	333-249351	4.6	10/06/2020

3.4	Amended and Restated Bylaws of the Registrant.	S-1/A	333-202667	3.5	04/06/2015

3.5	Amendment to Amended and Restated Bylaws, dated July 16, 2020	8-K	001-37345	3.1	07/17/2020

4.1	Form of Registrant’s Common Stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-37345	4.2	04/07/2021

10.1+	Aduro Biotech 2009 Stock Incentive Plan.	S-1	333-202667	10.5	03/11/2015

10.2+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2009 Stock Plan.	S-1	333-202667	10.6	03/11/2015

10.3+	2015 Equity Incentive Plan.	S-1/A	333-202667	10.7	04/06/2015

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2015 Equity Incentive Plan.	S-1/A	333-202667	10.8	04/06/2015

10.5+	2015 Employee Stock Purchase Plan.	S-1/A	333-202667	10.9	04/06/2015

10.6+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.	8-K	001-37345	10.1	09/14/2016

10.7+	Chinook 2019 Equity Incentive Plan and forms of award agreements thereunder	S-8	333-249351	99.1	10/06/2020

10.14+	Form of Consulting Agreement.	8-K	001-35890	10.4	10/7/2020

10.15	Form of Indemnification Agreement.	8-K	001-35890	10.5	10/7/2020

10.16+	Form of Employment Agreement (US).	8-K	001-35890	10.6	10/7/2020

10.17+	Form of Employment Agreement (Canada).	8-K	001-35890	10.7	10/7/2020

10.19#^	License Agreement, dated December 16, 2019, by and between Chinook Therapeutics U.S., Inc. and AbbVie Ireland Unlimited Company.	S-4	333-239989	10.1	7/22/2020

10.20	Contingent Value Rights Agreement, dated October 2, 2020, by and between Aduro Biotech, Inc. and Computershare Trust Company, N.A.	10-Q	001-37345	10.8	11/5/2020

10.21#	Office/Laboratory Lease between Seventh Street Properties VII, LLC and Aduro Biotech, Inc., dated September 11, 2015.	10-Q	001-37345	10.1	11/23/2015

10.22#	Sublease between the Registrant and Perfect Day, Inc., dated August 25, 2020	10-Q	001-37345	10.9	11/5/2020

10.23+	Form of Inducement Stock Option Agreement	10-K	001-37345	10.23	04/07/2021

10.24	Sublease between the Registrant and Wireless Advocates LLC dated May 24, 2021.	10-Q	001-37345	10.24	08/12/2021

10.25#^

SanReno Shareholder’s Agreement between the Registrant and SanReno Therapeutics Holdings Limited and SanReno Therapeutics (Hong Kong) Limited, a wholly owned subsidiary of SanReno Therapeutics Holdings Limited, dated November 24, 2021.

						X

10.26#^

SanReno License Agreement between the Registrant and SanReno Therapeutics Holdings Limited and SanReno Therapeutics (Hong Kong) Limited, a wholly owned subsidiary of SanReno Therapeutics Holdings Limited, dated November 24, 2021.

						X

10.27	Separation Agreement between the Registrant and Alan Glicklich, dated January 26, 2022.					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm.					X

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 17th day of March 2022.

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

Signature	Title	Date

/s/ Eric L. Dobmeier	President and Chief Executive Officer (principal executive officer)	March 17, 2022
Eric L. Dobmeier

/s/ Eric H. Bjerkholt	Chief Financial Officer (principal financial and accounting officer)	March 17, 2022
Eric H. Bjerkholt

/s/ Srinivas Akkaraju	Director	March 17, 2022
Srinivas Akkaraju

/s/ Jerel Davis	Director	March 17, 2022
Jerel Davis

/s/ William M. Greenman	Director	March 17, 2022
William M. Greenman

/s/ Michelle Griffin	Director	March 17, 2022
Michelle Griffin

/s/ Ross Haghighat	Director	March 17, 2022
Ross Haghighat

/s/ Dolca Thomas	Director	March 17, 2022
Dolca Thomas