Form 10-Q
period 2022-03-31
CHINOOK THERAPEUTICS, INC.
filed 2022-05-12
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of May 6, 2022 was 55,177,252.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Chinook Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$103,500	$181,724
Marketable securities	172,599	105,113
Accounts receivable	2,947	10,061
Prepaid expenses and other current assets	6,727	3,741
Total current assets	285,773	300,639
Marketable securities	53,933	68,215
Property and equipment, net	18,263	18,935
Restricted cash	2,074	2,074
Operating lease right-of-use assets	53,922	55,385
Investment in equity securities	41,200	41,200
Equity method investment	7,201	8,205
Intangible assets, net	25,580	26,009
In-process research & development	36,550	36,550
Goodwill	117	117
Other assets	6,657	6,474
Total assets	$531,270	$563,803
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	9,039	8,580
Accrued and other current liabilities	12,946	17,104
Operating lease liabilities	4,581	4,401
Contingent value rights liability	10,000	10,000
Total current liabilities	36,566	40,085
Contingent value rights liability - non-current	23,963	24,591
Contingent consideration liability	4,750	5,160
Deferred tax liabilities	735	735
Operating lease liabilities, net of current maturities	38,461	39,589
Total liabilities	104,475	110,160
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000 shares authorized as of March 31, 2022 and December 31, 2021; 55,117 and 54,761 shares issued and outstanding at March 31, 2022 and December 31, 2021	6	5
Additional paid-in capital	691,776	685,459
Accumulated deficit	(263,450)	(231,766)
Accumulated other comprehensive loss	(1,537)	(55)
Total stockholders’ equity	426,795	453,643
Total liabilities and stockholders’ equity	$531,270	$563,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration and license revenue	$2,697	$351
Operating expenses:
Research and development	26,252	25,697
General and administrative	7,868	9,543
Change in fair value of contingent consideration and contingent value rights liabilities	(1,038)	1,839
Amortization of intangible assets	429	420
Total operating expenses	33,511	37,499
Loss from operations	(30,814)	(37,148)
Other expense, net	(95)	(67)
Loss before income taxes and share of net loss of equity method investment	(30,909)	(37,215)
Share of net loss of equity method investment	(775)	—
Net loss	$(31,684)	$(37,215)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.88)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	58,340	42,136
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	107	38
Unrealized gain (loss) on marketable debt securities, net of tax of $0	(1,589)	16
Total other comprehensive income (loss)	(1,482)	54
Comprehensive loss	$(33,166)	$(37,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	54,761	$5	$685,459	$(231,766)	$(55)	453,643
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	356	1	2,048	—	—	2,049
Stock-based compensation expense	—	—	4,269	—	—	4,269
Other comprehensive loss	—	—	—	—	(1,482)	(1,482)
Net loss	—	—	—	(31,684)	—	(31,684)
Balance at March 31, 2022	55,117	$6	$691,776	$(263,450)	$(1,537)	$426,795

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	42,282	$4	$463,436	$(128,829)	$11	$334,622
Issuance of common stock upon exercise of stock options and warrants	100	—	580	—	—	580
Stock-based compensation expense	—	—	2,478	—	—	2,478
Other comprehensive loss	—	—	—	—	54	54
Net loss	—	—	—	(37,215)	—	(37,215)
Balance at March 31, 2021	42,382	$4	$466,494	$(166,044)	$65	$300,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(31,684)	$(37,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	866	804
Loss on disposal of property and equipment	234	—
Amortization of intangible assets	429	420
Non-cash operating lease expense	1,528	1,291
Stock-based compensation expense	4,269	2,478
Change in fair value of contingent consideration and contingent value rights liabilities	(1,038)	1,839
Accretion of discounts and amortization of premiums on marketable securities	406	—
Share of net loss of equity method investment	775	—
Changes in operating assets and liabilities:
Accounts receivable	7,114	6
Prepaid expenses and other assets	(3,155)	(9)
Accounts payable	745	3,814
Accrued and other liabilities	(4,191)	(720)
Operating lease liabilities	(1,020)	(694)
Deferred revenue	—	(95)
Net cash used in operating activities	(24,722)	(28,081)
Cash Flows from Investing Activities
Purchases of marketable securities	(79,033)	(33,657)
Proceeds from marketable securities	23,834	41,818
Purchases of property and equipment	(374)	(594)
Proceeds from sale of property and equipment	—	267
Net cash provided by (used in) investing activities	(55,573)	7,834
Cash Flows from Financing Activities
Proceeds from exercise of stock options and warrants	2,049	580
Previously incurred issuance costs related to an underwritten public offering paid during period	(286)	—
Net cash provided by financing activities	1,763	580
Effect of exchange rate changes on cash, cash equivalents and restricted cash	308	9
Net decrease in cash, cash equivalents and restricted cash	(78,224)	(19,658)
Cash, cash equivalents and restricted cash at beginning of period	183,798	189,500
Cash, cash equivalents and restricted cash at end of period	$105,574	$169,842
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$103,500	$168,092
Restricted cash	2,074	1,750
Total cash, cash equivalents and restricted cash	$105,574	$169,842
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$1,861	$1,423
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and in accrued and other current liabilities	$157	$76
Receivable from option exercises	$1,325	$—

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

Our lead clinical program is atrasentan, an endothelin receptor antagonist that was in-licensed from AbbVie in late 2019. In March 2021, we initiated the phase 3 ALIGN trial of atrasentan for IgA nephropathy (“IgAN”) and in April 2021, we initiated the phase 2 AFFINITY basket trial of atrasentan for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in phase 1/2 development for patients with IgAN. Our third product candidate is CHK-336, an oral small molecule LDHA inhibitor for the treatment of primary and secondary hyperoxaluria and idiopathic kidney stone formation. In April 2022, we initiated a phase 1 clinical trial of CHK-336 in healthy volunteers. In addition, we are building our precision medicine pipeline through research and discovery programs for other rare, severe chronic kidney diseases. We were incorporated in Delaware and are headquartered in Seattle, Washington.

2. Basis of Presentation and Consolidation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial information. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022.

The condensed consolidated financial statements include the accounts of Chinook Therapeutics, Inc. and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of expenses during the reporting periods. Such estimates include the valuation of intangible assets, acquired property and equipment, investments, contingent value rights (“CVR”) liability, contingent consideration liability, lease right-of-use assets, and lease obligations, as well as accruals for research and development activities, stock-based compensation expense, and income taxes. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option (such as a warrant) that is not within the scope of another Topic. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. We adopted the standard on January 1, 2022 and concluded that adoption of the standard did not have a material impact on our condensed consolidated financial statements.

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

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$42,703	$—	$—	$42,703
Money market funds	25,506	—	—	25,506
Commercial paper	30,287	—	(2)	30,285
U.S. government and agency securities	5,006	—	—	5,006
Total cash and cash equivalents	$103,502	$—	$(2)	$103,500
Marketable securities:
Commercial paper	$33,550	$1	$(27)	$33,524
U.S. government and agency securities	128,214	1	(1,001)	127,214
Corporate debt securities	66,487	—	(693)	65,794
Total marketable securities	$228,251	$2	$(1,721)	$226,532

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$44,499	$—	$—	$44,499
Money market funds	117,023	—	—	117,023
Commercial paper	16,898	—	(1)	16,897
Corporate debt securities	3,306	—	(1)	3,305
Total cash and cash equivalents	$181,726	$—	$(2)	$181,724
Marketable securities:
Commercial paper	$34,978	$—	$(10)	$34,968
U.S. government and agency securities	85,309	1	(88)	85,222
Corporate debt securities	53,172	4	(38)	53,138
Total marketable securities	$173,459	$5	$(136)	$173,328

The amortized cost and estimated fair value of our available-for-sale marketable securities by contractual maturity are summarized below as of March 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mature in one year or less	$173,306	$2	$(709)	$172,599
Mature after one year through two years	54,945	—	(1,012)	53,933
Total available-for-sale marketable securities	$228,251	$2	$(1,721)	$226,532

None of our marketable securities were in a continuous unrealized loss position as of March 31, 2022. We review individual securities in our portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. We determined that as of March 31, 2022, there were no investments in our portfolio that were other-than-temporarily impaired.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$68,209	$—	$—	$68,209
Commercial paper	—	30,285	—	30,285
U.S. government and agency securities	—	5,006		5,006
Total cash and cash equivalents	68,209	35,291	—	103,500
Marketable securities:
Commercial paper	—	33,524	—	33,524
U.S. government and agency securities	—	127,214	—	127,214
Corporate debt securities	—	65,794	—	65,794
Total marketable securities	—	226,532	—	226,532
Total fair value of assets	$68,209	$261,823	$—	$330,032
Liabilities:
Contingent value rights liability	$—	$—	$33,963	$33,963
Contingent consideration liability	—	—	4,750	4,750
Total fair value of liabilities	$—	$—	$38,713	$38,713

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$161,522	$—	$—	$161,522
Commercial paper	—	16,897	—	16,897
Corporate debt securities	—	3,305	—	3,305
Total cash and cash equivalents	161,522	20,202	—	181,724
Marketable securities:
Commercial paper	—	34,968	—	34,968
U.S. government and agency securities	—	85,222	—	85,222
Corporate debt securities	—	53,138	—	53,138
Total marketable securities	—	173,328	—	173,328
Total fair value of assets	$161,522	$193,530	$—	$355,052
Liabilities:
Contingent value rights liability	$—	$—	$34,591	$34,591
Contingent consideration liability	—	—	5,160	5,160
Total fair value of liabilities	$—	$—	$39,751	$39,751

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Other cash equivalents and marketable securities, such as commercial paper, U.S. government and agency securities, and corporate debt securities are classified within Level 2 of the fair value hierarchy as the valuation is obtained from third-party pricing services, which utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, estimated interest rates based on the issuer credit rating and term, and other observable inputs.

The following table presents a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Contingent Value Rights Liability	Contingent Consideration Liability
Balance at December 31, 2021	$34,591	$5,160
Net change in fair value upon remeasurement	(628)	(410)
Balance at March 31, 2022	$33,963	$4,750

The fair values of the CVR and contingent consideration liabilities are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR and the contingent consideration liabilities, we used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including estimated revenues and costs, the probability of technical and regulatory success, and discount rates. For the three months ended March 31, 2022 and 2021, the aggregate change in fair value of the CVR and the contingent consideration liabilities was a decrease of $1.0 million and an increase $1.8 million, respectively, and was recorded in the consolidated statement of operations and comprehensive loss. The change in the fair value during the periods resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Research and lab equipment	$3,493	$3,366
Computer equipment and software	1,266	1,497
Furniture and fixtures	1,349	1,224
Leasehold improvements	16,982	16,976
Total property and equipment	23,090	23,063
Total accumulated depreciation	(4,827)	(4,128)
Property and equipment, net	$18,263	$18,935

Depreciation and amortization expense for property and equipment for the three months ended March 31, 2022 and 2021 was $0.9 million and $0.7 million, respectively. Approximately $2.9 million of our property and equipment as of March 31, 2022 is located in Canada.

7. Goodwill and Intangible Assets

Goodwill

The gross carrying amount and net book value of goodwill was $0.1 million at March 31, 2022, all of which resulted from the Merger. We test goodwill for impairment on an annual basis or more frequently if an impairment indicator exists. To determine if an impairment has occurred, we perform a quantitative test in which the fair value of a single reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, we record an impairment loss equal to that difference.

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$2,360	$24,325
In-place lease	1,433	178	1,255
Total intangible assets with finite lives	28,118	2,538	25,580
Acquired in-process research & development ("IPR&D") assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$2,538	$62,130

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$1,968	$24,717
In-place lease	1,433	141	1,292
Total intangible assets with finite lives	28,118	2,109	26,009
Acquired IPR&D assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$2,109	$62,559

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over periods of 9 to 17 years, with an original weighted average period of 16.7 years, and the amortization expense is recorded in operating expenses. We test our acquired IPR&D assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

Amortization expense was $0.4 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Based on finite-lived intangible assets recorded as of March 31, 2022, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022 (remaining nine months)	$1,293
2023	1,733
2024	1,733
2025	1,733
2026	1,733
Thereafter	17,355

8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31	December 31,
	2022	2021
Research and development costs	$7,703	$8,397
Compensation and benefits	3,478	6,455
Sublease rent and security deposit	1,072	1,067
Business taxes and licensing fees	455	421
Consulting and outside services	208	424
Other	30	340
Total accrued and other current liabilities	$12,946	$17,104

9. Investment in Equity Securities

In November 2021, we entered into agreements related to the formation of SanReno, a corporation established to develop, manufacture and commercialize kidney disease therapies in mainland China, Hong Kong, Macau, Taiwan and Singapore (collectively, the “Territory”). In connection with the formation of SanReno and pursuant to a license agreement entered into between Chinook and SanReno in November 2021 (the “China License Agreement”), Chinook granted SanReno exclusive licenses under certain intellectual property to develop and commercialize atrasentan and BION-1301 in the Territory for use in all human indications. In return, Chinook received 40.0 million Series A preferred shares in SanReno representing 50% ownership of the outstanding voting securities and a warrant to purchase a total of 5.0 million common shares of SanReno at an exercise price of $0.01 per share upon the attainment of regulatory exclusivity for atrasentan in the Territory. Such warrant will only be exercisable if and provided that SanReno obtains, before the 10-year anniversary of the closing of the formation of SanReno, the regulatory exclusivity for atrasentan in China for at least three years commencing from the New Drug Application approval by the National Medical Product Administration of China. The warrant will have a five-year exercise period after it becomes exercisable upon satisfaction of the exercise conditions and was valued at $1.2 million on the grant date based on the probability of exercise of the warrant and the market for such instruments. An investor syndicate led by Frazier Healthcare Partners and Pivotal bioVenture Partners China, along with existing Chinook investors Versant Ventures and Samsara BioCapital, invested $40.0 million in exchange for an additional 40.0 million Series A preferred shares, representing the remaining 50% of the outstanding voting securities of SanReno. Refer to Note 11 “Collaboration and License Agreements” for more information regarding the China License Agreement.

In connection with the formation of SanReno in November 2021, Chinook also entered into a Shareholders Agreement (the “Shareholders Agreement”) providing for certain rights and obligations of SanReno and its shareholders. Pursuant to the Shareholders Agreement, Chinook has the right to designate an individual for election to the board of directors of SanReno and SanReno has agreed that certain specified events (including certain liquidation events) shall require the approval of shareholders of SanReno holding a supermajority of SanReno’s Series A preferred shares. The Shareholders Agreement terminates by mutual consent of the parties, and automatically terminates upon the dissolution of SanReno or immediately prior to the consummation of a qualified initial public offering.

We account for the investment in SanReno in accordance with the provisions of ASC Topic 321, Investments – Equity Securities, and elect to use the measurement alternative therein. As such, the investment is valued at $41.2 million as of March 31, 2022, which was the total of the aggregate cost value of the 40.0 million preferred shares in SanReno received by us on the date of the closing of the formation of SanReno and the grant date value of the warrant. The investment will be re-measured upon future observable price changes(s) in orderly transaction(s) or upon impairment, if any. There were no impairments of this investment during the three months ended March 31, 2022.

Pursuant to the terms of the Series A preferred stock, we are entitled to non-cumulative dividends at 8% of our initial investment, payable when and if declared by the board of directors of SanReno. Dividends from our investment in equity securities, if declared, are reflected in the consolidated statements of operations and comprehensive loss. There were no dividends declared during the three months ended March 31, 2022.

10. Equity Method Investment

In April 2021, we entered into a definitive agreement with Sairopa B.V., a private company created by Van Herk Royalty B.V. and D.S. Chahal (the “Sairopa Investors”) to acquire certain non-renal assets of Chinook in exchange for preferred stock in Sairopa. We will hold such shares until such time as there is a liquidation event, as defined in the shareholders agreement, in Sairopa. In accordance with the CVR Agreement, 50% of any net proceeds received from this transaction by way of a liquidation event of Sairopa by October 4, 2030, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses, will accrue to the benefit of the CVR holders.

As of March 31, 2022, we own a 44% interest in Sairopa. We determined that we have the ability to exercise significant influence over Sairopa but do not have a controlling interest. Therefore, the investment in Sairopa was accounted for using the equity method. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, and participation in policy-making decisions. The Sairopa Investors provided an initial capitalization of 12.5 million Euros. We recorded the equity method investment at $10.0 million, which is the fair value of the equity received by us in exchange for the non-renal assets.

Our equity method investment was recorded at cost at inception and is adjusted each period for our share of the investee’s income or loss, which is reported in our consolidated statements of operations and comprehensive loss on a one quarter lag. We assess our equity method investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.

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

The estimated standalone selling price for the Technology Transfers was determined by estimating the costs of satisfying the performance obligation, plus an appropriate margin for such services. Pursuant to the China License Agreement, SanReno will reimburse the manufacturing and supply services at cost plus a mark-up and will reimburse the opt-in global studies at cost, which represent pass-through fees from third-party vendors, including clinical research organization. Revenue attributable to the manufacturing and supply services and opt-in global studies will be recognized as incurred. For the three months ended March 31, 2022, we recognized revenue of $2.7 million under the China License Agreement for costs reimbursed related to opt-in global studies.

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

The potential progress-dependent cash milestone payment that we are eligible to receive was excluded from the total transaction price, as the milestone amount is fully constrained based on the probability of achievement. Accordingly, any future milestone payment received under the agreement will be recorded upon or over a period following receipt. Further, we will apply the exception under ASC Topic 606 for variable consideration related to sales-or-usage based royalties received in exchange for licensed intellectual property associated with atrasentan, therefore the royalties are not included in the transaction price until the licensee sells product. No progress-dependent milestone payments and royalties were earned during the three months ended March 31, 2022.

AbbVie Ireland Unlimited Company

In December 2019, we entered into a license agreement (the “License Agreement”) with AbbVie Ireland Unlimited Company (“AbbVie”), which granted us an exclusive license to develop and commercialize atrasentan, an endothelin receptor antagonist. Under the agreement, we assumed all global development and commercialization responsibilities for atrasentan. In consideration of the license and rights granted under the License Agreement, we made an upfront cash payment and issued 2.0 million shares of common stock for total consideration of $6.7 million to AbbVie. We concluded that this transaction should be accounted for as an asset purchase, and as such, recorded the associated expense within research and development expense in the statements of operations and comprehensive loss, as the product has not reached technological feasibility and does not have alternative future use. Under the License Agreement, we are obligated to make contingent development, regulatory and commercial milestone payments of up to a maximum of $135.0 million in the aggregate, as well as pay royalties on the worldwide net sales of licensed products ranging from upper-single-digit to high-teen percentages.

We did not recognize any milestone payments for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, we did not have any payable or receivable balances associated with the License Agreement.

Merck

In connection with the Merger, we became party to an agreement with Merck. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates. All performance obligations of Aduro were completed prior to the Merger. We are eligible to receive future contingent payments, including up to $287.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties at percentages in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized as revenue when earned as we have no performance obligations under this agreement. Any such milestones and royalties earned prior to October 4, 2030 will be payable by us to the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. A $10.0 million development milestone was earned in the fourth quarter of 2021 and received in the first quarter of 2022. We expect to pay this milestone, net of taxes and expenses, to the CVR holders in the second quarter of 2022.

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

12. Commitments and Contingencies

Leases

We have a total of four operating leases as of March 31, 2022 with remaining lease terms of approximately 4 to 8 years.

In June 2021, we entered into a sublease agreement for office space in Seattle, Washington (“Seattle Sublease”), which we use as our corporate headquarters. The Seattle Sublease commenced on July 1, 2021 and continues for a period of 58 months. The aggregate estimated base rent payments due over the remaining term of the Seattle Sublease is approximately $5.0 million.

As of March 31, 2022, we are subleasing approximately 112,000 square feet in one of our facilities. Sublease income was $2.0 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively, which was netted against rent expense. Total sublease income to be earned, in aggregate, will be approximately $63.1 million over the remaining term of the sublease agreement.

We maintain a letter of credit as security for a facility lease that expires in 2029. The letter of credit is collateralized by a certificate of deposit in the amount of $1.8 million, which is classified as long-term restricted cash in our condensed consolidated balance sheet as of March 31, 2022. Additionally, we maintain a letter of credit as a security deposit for a facility lease that expires in 2026. The letter of credit is collateralized by a certificate of deposit in the amount of $0.3 million, which is classified as long-term restricted cash in our condensed consolidated balance sheet as of March 31, 2022.

The maturity of our operating lease liabilities as of March 31, 2022 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2022 (remaining nine months)	$5,684
2023	7,716
2024	7,871
2025	8,030
2026	7,179
Thereafter	18,934
Total undiscounted lease payments	55,414
Present value adjustment	(12,372)
Total net lease liability	$43,042
Net lease liability - current	$4,581
Net lease liability - non-current	38,461
Total net lease liability	$43,042

Rent expense recognized for operating leases was $2.3 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $0.8 million and less than $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

The following summarizes additional information related to our operating leases:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease terms (in years)
Operating leases	7.2	7.4
Weighted-average discount rate
Operating leases	7.5%	7.5%

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

Other Commitments

We have various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of our business. All contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for the products or services that we had received at the time the termination became effective as well as non-cancelable and non-refundable obligations, including payment obligations for costs or expenses incurred by the vendor for products or services before the termination became effective. In the case of terminating a clinical trial agreement at a particular site, we would also be obligated to provide continued support for appropriate medical procedures at that site until completion or termination.

13. Common Stock

At-the-Market Sales Agreement

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”), with Cantor Fitzgerald & Co. and SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Leerink LLC. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. As of March 31, 2022, we have $40.0 million remaining under the 2021 Sales Agreement, which is subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-255099) that expires on April 7, 2024, or upon an effective replacement shelf registration statement.

Restricted Stock Awards (“RSAs”)

The following table summarizes RSA activity:

	RSAs Outstanding
	Number of RSAs (in thousands)	Weighted- Average Grant Date Fair Value Per Share

Balance—December 31, 2021	99	$0.00034
Vested	(23)	0.00034
Balance—March 31, 2022	76	$0.00034

The fair value of RSAs vested during the three months ended March 31, 2022 and 2021 was $0.3 million and $0.4 million, respectively.

14. Stock-based Compensation

Equity Incentive Plans

In February 2019, Private Chinook adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Merger, we assumed Aduro’s two equity incentive plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan,” and collectively the “Aduro Plans” and together with the 2019 Plan, the “Plans”). No additional grants may be made from the 2009 Plan; however, shares subject to awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan. As of March 31, 2022 and December 31, 2021, there were 1.9  million and 1.4 million shares available for future grant, respectively.

In connection with the Merger, we assumed Aduro’s 2015 employee stock purchase plan (“2015 ESPP”). As of March 31, 2022 and December 31, 2021, there were 1.2 million and 0.7 million shares available for future issuance under the 2015 ESPP, respectively.

Stock option activity under the Plans is set forth below:

	Number of Shares Underlying Options (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2021	5,842	$12.73	7.0	$34,928
Granted	1,624	13.03
Exercised	(245)	8.37
Canceled or forfeited	(278)	8.13
Balance—March 31, 2022	6,943	$13.13	7.5	$36,350
Options exercisable—March 31, 2022	2,651	$14.83	5.1	$17,638
Options vested and expected to vest—March 31, 2022	6,943	$13.13	7.5	$36,350

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of March 31, 2022. Options for 0.2 million and 0.1 million shares of our common stock were exercised during the three months ended March 31, 2022 and 2021, respectively, with an intrinsic value of $1.6 million and $1.0 million, respectively.

Restricted stock unit (“RSU”) activity under the Plans is set forth below:

	RSUs Outstanding
	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2021	823	$14.76
Granted	532	13.10
Vested	(112)	15.20
Forfeited	(36)	15.07
Balance—March 31, 2022	1,207	$13.98

The total fair value of RSUs that vested in the three months ended March 31, 2022 was $1.5 million and was not material for the three months ended March 31, 2021.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Three Months Ended March 31,
	2022	2021
Assumptions:
Expected term (in years)	6.2	6.1
Volatility	77.8%	79.2%
Risk-free interest rate	1.7%	0.7%
Dividend yield	—	—
Fair Value:
Weighted-average grant date fair value per share	$8.94	$10.33

The weighted-average assumptions used to estimate the fair value of our common stock to be issued under the 2015 ESPP using a Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Three Months Ended March 31,
	2022	2021
Assumptions:
Expected term (in years)	0.5	0.5
Volatility	64.9%	81.5%
Risk-free interest rate	0.1%	0.1%
Dividend yield	—	—
Fair Value:
Weighted-average grant date fair value per share	$5.43	$5.42

Stock-based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$2,185	$1,028
General and administrative	2,084	1,450
Total stock-based compensation expense	$4,269	$2,478

Total unrecognized stock-based compensation expense and the expected period over which such expense will be recognized are as follows ($ in millions):

As of March 31, 2022
Stock options
Unrecognized stock compensation expense	$34.5
Weighted-average remaining vesting period (years)	2.9
RSU
Unrecognized stock compensation expense	$14.8
Weighted-average remaining vesting period (years)	2.3
ESPP
Unrecognized stock compensation expense	$0.1
Weighted-average remaining vesting period (years)	0.1

15. Income Taxes

No income tax benefit or expense was recorded for the three months ended March 31, 2022 and 2021. Our effective tax rate is lower than the statutory tax rate of 21% primarily due to us maintaining a full valuation allowance against our net deferred tax assets.

16. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by us (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(31,684)	$(37,215)
Denominator:
Weighted-average shares outstanding	58,428	42,319
Less: weighted-average unvested restricted shares and shares subject to repurchase	(88)	(183)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	58,340	42,136
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.88)

As of March 31, 2022, 3.6 million pre-funded warrants to purchase common stock, issued in connection with the November 2021 public offering, were included in the weighted-average shares outstanding used in the calculation of basic and diluted net loss per share. Refer to Note 13 “Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022 for more information.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive (in thousands):

	March 31,
	2022	2021
Common stock warrants	—	3
Unvested RSUs	1,207	793
Unvested RSAs	76	172
Options to purchase common stock	6,943	6,211
Total	8,226	7,179

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, an endothelin A receptor antagonist. In March 2021 we initiated the phase 3 ALIGN trial of atrasentan for IgA nephropathy, or IgAN, and in April 2021 we initiated the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in development for patients with IgAN, and we presented results from the ongoing phase 1/2 trial at the American Society of Nephrology (ASN) Kidney Week in November 2021. We plan to maintain commercial rights for atrasentan and BION-1301 in North America and possibly Europe. In November 2021, we also established SanReno, a joint venture to develop, manufacture and commercialize kidney disease therapies in the Territory. East Asian populations have a higher incidence and prevalence of IgAN than in the United States and Europe. We believe that a strong local presence in East Asia may allow us to accelerate the clinical development and maximize the commercial potential of atrasentan and BION-1301 in the region. Our third product candidate is CHK-336, an oral small molecule LDHA inhibitor for the treatment of primary and secondary hyperoxaluria and idiopathic kidney stone formation. In April 2022, we initiated a phase 1 clinical trial of CHK-336 in healthy volunteers. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights from kidney single cell RNA sequencing, human-derived organoids and new translational models, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways. To support these efforts, we have entered into a strategic collaboration with Evotec SE, or Evotec, to jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, polycystic kidney disease, or PKD, and other primary glomerular diseases. The collaboration with Evotec will also involve further characterization of pathways and patient stratification strategies for programs currently in Chinook’s clinical and preclinical pipeline.

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

IgAN, the leading cause of primary glomerulonephritis, is a serious progressive autoimmune disease of the kidney with only one steroidal treatment approved. Up to 50 percent of IgAN patients progress to end-stage kidney disease, or ESKD. We estimate that IgAN affects approximately 150,000 people in the United States, approximately 200,000 people in Europe, approximately 180,000 people in Japan and approximately 800,000 people in China. However, due to a low diagnosis rate in China, we believe the diagnosed prevalence could possibly be three times higher there. Galactose-deficient immunoglobulin A1, or Gd-IgA1, is recognized as a critical autoantigen to which IgAN patients develop circulating autoantibodies, resulting in the formation and deposition of immune complexes in the glomeruli of the kidney. This process initiates an inflammatory cascade that damages the glomeruli, resulting in protein and blood leaking into the urine, called proteinuria or hematuria, respectively. Ultimately the filtration function of the kidney is impaired, reducing the ability to remove waste products from the blood. As the disease progresses, these waste products accumulate and can result in potentially life-threatening complications that often lead to the need for dialysis or kidney transplant. Sustained proteinuria is the most widely studied and the strongest predictor for the rate of progression to ESKD in IgAN.

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

Based on the encouraging data from SONAR and strong mechanistic rationale, in March 2021 we initiated the phase 3 ALIGN trial of atrasentan in patients with IgAN at high risk of kidney function decline. We chose IgAN as the lead indication for evaluation of atrasentan due to the role of endothelin activation and proteinuria in disease progression, potential improved tolerability of atrasentan in this patient population, high unmet need and the possibility of submitting a new drug application, or NDA, seeking accelerated approval based on surrogate endpoints, including proteinuria. In April 2021 we initiated the phase 2 AFFINITY trial in other proteinuric glomerular diseases, including cohorts of patients with lower proteinuria IgAN, focal segmental glomerosclerosis, or FSGS, and Alport syndrome, as well as diabetic kidney disease combined with sodium glucose co-transporter 2, or SGLT2, inhibitors, such as canagliflozin or dapagliflozin, which have recently been shown to provide clinical benefit in patients with diabetic kidney disease. If our trials proceed as planned, we plan to present data from the IgAN patient cohort of the AFFINITY trial in an oral presentation at the ERA Congress in May 2022, additional data from the AFFINITY trial during the second half of 2022, as well as data for the primary proteinuria endpoint in the ALIGN trial in 2023 to support accelerated approval.

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

We presented data from Cohort 1 of Part 3 of this trial, in which patients were dosed with 450 mg of BION-1301 IV every two weeks, at ASN Kidney Week 2021 in early November. The data presented at the conference demonstrate that BION-1301 was generally well-tolerated to date in patients with IgAN, with no serious adverse events or treatment discontinuations due to adverse events. The pharmacokinetics of BION-1301 observed in patients with IgAN were consistent with those previously reported in healthy volunteers and sufficient to drive rapid and sustained reductions in free APRIL levels, as well as durable reductions in Gd-IgA1, IgA, IgM, and to a lesser extent, IgG levels. BION-1301 demonstrated a greater than fifty percent (50%) geometric mean reduction in 24-hour urine protein creatinine ratio, or UPCR, in patients with IgAN after three (n=6) to six months (n=4) of treatment, a clinically meaningful result in this patient population. After at least 24 weeks of treatment, patients in Cohort 1 are transitioning from IV dosing at 450 mg every two weeks to SC dosing at 600 mg every two weeks.

We are currently enrolling patients with IgAN in Cohort 2 of Part 3 of the phase 1/2 trial in which patients with IgAN are dosed with 600 mg of BION-1301 SC every two weeks for up to 52 weeks. We plan to present additional data from Cohort 1 of Part 3 in a mini-oral presentation at the ERA Congress in May 2022, with data from Cohort 2 of Part 3 expected in the second half of 2022.

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

CHK-336

Our third product candidate is CHK-336, a liver-targeted oral small molecule lactate dehydrogenase, or LDHA, inhibitor, which we are developing for the treatment of primary hyperoxaluria, or PH, secondary hyperoxaluria and idiopathic kidney stone formation. Hyperoxalurias, including PH, are diseases caused by excess oxalate, a potentially toxic metabolite typically filtered by the kidneys and excreted as a waste product in urine. Symptoms of PH include recurrent kidney stones, which when left untreated, can result in kidney failure requiring dialysis or dual kidney/liver transplantation. In patients with hyperoxalurias, excess oxalate combines with calcium to form calcium oxalate crystals that deposit in the kidney, resulting in the formation of painful kidney stones and driving progressive kidney damage over time. PH1, PH2 and PH3 are a group of ultra-rare diseases caused by genetic mutations that result in excess oxalate, and in their most severe forms, can lead to end-stage kidney disease at a young age. In April 2022, we initiated a phase 1 clinical trial of CHK-336 in healthy volunteers and data from this trial is expected in the first half of 2023. We have also received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH.

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

SanReno Therapeutics

In November 2021, we entered into a License Agreement with SanReno, or the China License Agreement. The China License Agreement includes the transfer of intellectual property rights in the form of a development and commercialization license in the Territory; manufacturing and supply services; and participation in opt-in global studies with the collaboration party. The terms of the China License Agreement also include potential payment to us for the following: progress-dependent milestone payment; royalties on the net sales of a licensed product and reimbursement for certain expenses incurred. As of March 31, 2022, these potential payments are not considered probable of being achieved and they relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

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

For additional information, refer to Note 11 “Collaboration and License Agreements” in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Change in Fair Value of Contingent Consideration and Contingent Value Rights Liabilities

At the effective time of the Merger, we also entered into an agreement, or CVR Agreement, pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one contingent value right, or CVR, for each outstanding share of Aduro common stock held by such stockholder on such date. Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from milestones and royalties from certain pre-existing agreements and the disposition or licensing of any of Aduro’s non-renal assets, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. Change in the fair value of the contingent consideration and CVR liabilities at each reporting period consists of the changes in the values of these contractual rights.

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

Share of Net Loss of Equity Method Investment

Share of net loss of equity method investment represents our share of net loss of the Sairopa investment, which is reported in our condensed consolidated statements of operations and comprehensive loss on a one quarter lag.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
	(In thousands)
Collaboration and license revenue	$2,697	$351	$2,346
Operating expenses:
Research and development	26,252	25,697	555
General and administrative	7,868	9,543	(1,675)
Change in fair value of contingent consideration and contingent value rights liabilities	(1,038)	1,839	(2,877)
Amortization of intangible assets	429	420	9
Total operating expenses	33,511	37,499	(3,988)
Loss from operations	(30,814)	(37,148)	6,334
Other expense, net	(95)	(67)	(28)
Loss before income taxes and share of net loss of equity method investment	(30,909)	(37,215)	6,306
Share of net loss of equity method investment	(775)	—	(775)
Net loss	$(31,684)	$(37,215)	$5,531

Collaboration and License Revenue

Total revenue was $2.7 million for the three months ended March 31, 2022, an increase of $2.3 million compared to $0.4 million for the three months ended March 31, 2021. The increase was due to revenue recognized in the 2022 period related to services provided under our license agreement with SanReno.

Research and Development Expenses

The following tables summarize our research and development expenses by program and by category incurred during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(In thousands)
Product Candidates
Atrasentan	$10,601	$8,727	$1,874
BION-1301	4,804	4,081	723
CHK-336	2,330	2,598	(268)
Other discovery, research and development programs	3,041	7,142	(4,101)
Subtotal	20,776	22,548	(1,772)
Stock-based compensation expense	2,185	1,028	1,157
Facility and depreciation costs	1,447	1,014	433
Other general research and development expenses	1,844	1,107	737
Total research and development expenses	$26,252	$25,697	$555

	Three Months Ended March 31,
	2022	2021	Change
	(In thousands)
Licensing and contract research and manufacturing	$10,207	$15,836	$(5,629)
Employee-related costs	9,263	5,316	3,947
Supplies used in research and development	424	706	(282)
Stock-based compensation expense	2,185	1,028	1,157
Facility and depreciation costs	1,447	1,014	433
Consulting and outside services	2,056	1,495	561
Other	670	302	368
Total research and development expenses	$26,252	$25,697	$555

Research and development expenses were $26.3 million for the three months ended March 31, 2022, an increase of $0.6 million compared to $25.7 million for the three months ended March 31, 2021. The increase in research and development expenses was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expense, associated with hiring staff to build out our clinical and development capabilities; increased spending for consulting and outside services; and higher facilities and other costs. These increases were partially offset by a decrease in licensing and contract research and manufacturing costs. The decrease resulted from an upfront fee of $3.3 million to Evotec International GmbH included in the three months ended March 31, 2021 and lower costs from clinical trials initiated in 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(In thousands)
Consulting and outside services	$2,332	$3,167	$(835)
Employee-related costs	2,616	3,367	(751)
Stock-based compensation expense	2,084	1,450	634
Facility and depreciation costs	351	910	(559)
Other	485	649	(164)
Total general and administrative expenses	$7,868	$9,543	$(1,675)

General and administrative expenses were $7.9 million for the three months ended March 31, 2022, a decrease of $1.7 million compared to $9.5 million for the three months ended March 31, 2021. The decrease in general and administrative expenses was primarily due to lower consulting and other professional services costs; lower employee-related costs, including salaries and benefits; and a decrease in facilities and other costs. These decreases were partially offset by an increase in stock-based compensation expense resulting from new grants.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities was a benefit of $1.0 million for the three months ended March 31, 2022, a decrease of $2.9 million compared to expense of $1.8 million the three months ended March 31, 2021. The decrease primarily resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck. During the second quarter of 2021, Merck informed us that they intended to explore the potential benefits of the product candidate MK-5890, previously out-licensed to Merck by Aduro, in a phase 2 clinical study for a new indication. This could result in potential milestone and royalty payments for the benefit of the CVR holders.

Amortization of intangible assets

Amortization of intangible assets expense was $0.4 million for both the three months ended March 31, 2022 and 2021 and was related to amortization of finite-lived intangible assets acquired in the Merger.

Share of net loss of equity method investment

Share of net loss of equity method investment increased by $0.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, resulting from our share of net loss of the Sairopa investment, net of any taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we had $330.0 million in cash, cash equivalents and marketable securities. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. We believe that our cash, cash equivalents and marketable securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months.

In November 2021, we completed an underwritten public offering of 9.5 million shares of our common stock at a price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 1.7 million shares of our common stock. In addition, we sold to certain investors pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 3.6 million shares of common stock at a purchase price of $13.9999 per pre-funded warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to Chinook. The underwritten public offering resulted in gross proceeds to us of $183.5 million, before $11.3 million of transaction costs.

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Leerink LLC. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. As of March 31, 2022, we have $40.0 million remaining under the 2021 Sales Agreement.

Funding Requirements

We have not generated any revenue from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. As of March 31, 2022, our material cash requirements from known contractual and other obligations primarily relate to our contractual obligations related to our operating leases. For additional information on our operating lease commitments, refer to Note 12 “Commitments and Contingencies” in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(24,722)	$(28,081)
Investing activities	(55,573)	7,834
Financing activities	1,763	580
Effect of exchange rate changes	308	9
Net change in cash, cash equivalents, and restricted cash	$(78,224)	$(19,658)

Operating Activities

Net cash used in operating activities was $24.7 million for the three months ended March 31, 2022, a decrease of $3.4 million compared to $28.1 million for the three months ended March 31, 2021. The decrease was primarily due to a decreased operating loss, partially resulting from decreased general and administrative spending, offset in part by an increase in net working capital usage.

Investing Activities

Net cash used in investing activities was $55.6 million for the three months ended March 31, 2022, an increase of $63.4 million compared to net cash provided by investing activities of $7.8 million for the three months ended March 31, 2021. The increase in cash used was primarily due to purchases of marketable securities, net of proceeds from maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2022, an increase of $1.2 million compared to $0.6 million for the three months ended March 31, 2021. The increase was primarily due to option exercises during the three months ended March 31, 2022, which increased over the prior period by $1.5 million.

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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022.

Recently Adopted Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our condensed consolidated financial statements, refer to Note 2 “Basis of Presentation and Consolidation, Use of Estimates and Recent Accounting Pronouncements” in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of December 31, 2020 and 2021, which our management views as an integral part of our disclosure controls and procedures. Management’s assessment identified the following material weaknesses in our internal control over financial reporting:

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

In addition to the items above, during the second quarter of 2021, we engaged a third-party service provider to complete an independent risk assessment of our internal control over financial reporting to evaluate sources of potential risks to our financial statements. This also included an assessment of key systems supporting financial reporting in order to improve the design and operating effectiveness of information technology general controls. As a result of this risk assessment, we identified and designed key controls across several processes supporting internal control over financial reporting and developed a workplan for remediation of the enhancements identified. During the third quarter of 2021 and the first quarter of 2022, we engaged additional third-party service providers to assess and provide feedback on the design of our controls within several process areas impacting financial reporting, including information technology general controls.

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

Other than the changes described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

The continued presence of COVID-19, or the outbreak of a similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our planned clinical trials and could cause potential supply chain disruptions.

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
•

We may attempt to secure U.S. Food and Drug Administration, or FDA, approval of atrasentan and our other product candidates through the accelerated approval pathway. If we are unable to obtain accelerated approval, we may be required to conduct additional clinical trials beyond those that we currently contemplate.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $31.7 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $263.5 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need to raise additional funding before we become profitable from any potential future sales of atrasentan or our other product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for atrasentan and other product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities held as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

Though atrasentan has been evaluated by AbbVie in late-stage clinical trials, our other product candidates, such as BION-1301 and CHK-336, have only been evaluated in early-stage clinical trials, and we may experience unexpected or negative results in the future as our other product candidates are evaluated in clinical trials. Any positive results we have observed in preclinical animal models may not be predictive of our future clinical trials in humans, as animal models carry inherent limitations relevant to all preclinical studies. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials. Even if our clinical trials demonstrate acceptable safety and efficacy of atrasentan or our other product candidates and such product candidates receive regulatory approval, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

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

Prior to commercialization, atrasentan and our other product candidates must be approved by the FDA pursuant to an NDA or BLA in the United States and pursuant to similar marketing applications by the HPFB, European Medicines Agency, or the EMA, and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market atrasentan or any of our other product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide if our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

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

The COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our clinical trials and could cause potential supply chain disruptions.

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

While chronic kidney diseases represent a large market, primary glomerular kidney diseases, including IgAN, to which our lead product candidate is targeted, have relatively low incidence and prevalence. We estimate that IgAN affects approximately 150,000 people in the United States, approximately 200,000 people in Europe, approximately 180,000 people in Japan and approximately 800,000 people in China. We are also developing CHK-336 for the treatment of primary hyperoxaluria, which is an ultra orphan disease with an even smaller number of patients. We have also received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH. Small target patient populations could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients in our trials, or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed in a manner consistent with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the Federal Food, Drug, and Cosmetic, or FD&C, Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. For example, as a result of the COVID-19 pandemic, we may experience reduction in research and development, clinical testing, regulatory compliance activities, and manufacturing activities, and are unable at this time to estimate the extent of the effect of COVID-19 on our business. Further, the extent and duration of the current economic slowdown or other adverse effects attributable to COVID-19 remain uncertain at this time. A continued significant economic slowdown could have a substantial adverse effect on our financial condition, liquidity, and results of operations. If these conditions persist for an extended term, it could have a material adverse effect on our future revenue and sales.

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

Federal, state, and foreign government requirements include obligations of companies to notify regulators and/or individuals of security breaches involving personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs. Any failure to prevent or mitigate security breaches or improper access to, use, disclosure or other misappropriation of our data or consumers’ personal data could result in significant legal liability, such as under state breach notification laws, federal law (including HIPAA/Health Information Technology for Economic and Clinical Health Act, or HITECH), and international law (e.g., GDPR). Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight.  Our failure to comply with such laws or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our future client base, member base and revenue.

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

The GDPR, as well as law in the United Kingdom, or the UK, and Switzerland, also prohibits the international transfer of personal data from the EEA/UK/Switzerland to countries outside of those jurisdictions unless made to a country deemed to have adequate data privacy laws by the European Commission or where a data transfer mechanism has been put in place. We rely on a mixture of mechanisms to transfer personal data to countries outside of the EEA, Switzerland, and the UK, including to the United States and therefore are continuing to evaluate the guidance and mechanisms required to establish adequate safeguards for personal data. Until recently, one such data transfer mechanism was the EU-US Privacy Shield. However, in July 2020 the Court of Justice of the European Union, or CJEU, declared the Privacy Shield to be invalid. The CJEU upheld the validity of the standard contractual clauses, or SCCs, as a legal mechanism to transfer personal data but companies relying on SCCs will continually be subject to guidance from regulators in the EEA and need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. In turn, the findings of the CJEU will have significant implications for cross-border data flows. On June 4, 2021, the European Commission adopted new SCCs to apply to international transfers. We will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on the former SCCs. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our operations, and we may find it necessary to establish systems in the EEA, Switzerland, and the UK to maintain personal data originating from the EEA and the UK, which may involve substantial expense and distraction from other aspects of our business. As supervisory authorities continue to issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used and/or what safeguards must be implemented, or start taking enforcement action, there will be uncertainty as to how we comply with EEA, Switzerland, and UK privacy laws and we could suffer additional costs, complaints, or regulatory investigations or fines. We may need to implement additional safeguards to further enhance the security of data transferred out of the EEA/Switzerland/UK, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the GDPR provides that countries in the EEA may establish their own laws and regulations further restricting the processing of certain personal data, including genetic data, biometric data, and health data.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Separation Agreement between the Registrant and Alan Glicklich, dated January 26, 2022.	10-K	001-37345	10.27	3/17/2022

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Chinook Therapeutics, Inc.
Date: May 12, 2022	By:	/s/ Eric L. Dobmeier
Eric L. Dobmeier
President and Chief Executive Officer
(principal executive officer)

Chinook Therapeutics, Inc.
Date: May 12, 2022	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(principal financial and accounting officer)