Form 10-Q
period 2022-06-30
CHINOOK THERAPEUTICS, INC.
filed 2022-08-08
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2022 was 62,896,299.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Chinook Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$145,927	$181,724
Marketable securities	216,687	105,113
Accounts receivable	3,115	10,061
Prepaid expenses and other current assets	5,670	3,741
Total current assets	371,399	300,639
Marketable securities	42,587	68,215
Property and equipment, net	17,500	18,935
Restricted cash	2,074	2,074
Operating lease right-of-use assets	52,277	55,385
Investment in equity securities	41,200	41,200
Equity method investment	5,345	8,205
Intangible assets, net	25,151	26,009
In-process research & development	36,550	36,550
Goodwill	117	117
Other assets	7,042	6,474
Total assets	$601,242	$563,803
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	4,907	8,580
Accrued and other current liabilities	17,373	17,104
Operating lease liabilities	4,701	4,401
Contingent value rights liability	2,500	10,000
Total current liabilities	29,481	40,085
Contingent value rights liability - non-current	22,509	24,591
Contingent consideration liability	4,220	5,160
Deferred tax liabilities	735	735
Operating lease liabilities, net of current maturities	37,166	39,589
Total liabilities	94,111	110,160
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000 shares authorized as of June 30, 2022 and December 31, 2021; 62,873 and 54,761 shares issued and outstanding at June 30, 2022 and December 31, 2021	6	5
Additional paid-in capital	810,754	685,459
Accumulated deficit	(301,098)	(231,766)
Accumulated other comprehensive loss	(2,531)	(55)
Total stockholders’ equity	507,131	453,643
Total liabilities and stockholders’ equity	$601,242	$563,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration and license revenue	$418	$34	$3,115	$385
Operating expenses:
Research and development	30,023	22,787	56,275	48,484
General and administrative	8,635	7,768	16,503	17,311
Change in fair value of contingent consideration and contingent value rights liabilities	(1,984)	19,557	(3,022)	21,396
Amortization of intangible assets	429	422	858	842
Total operating expenses	37,103	50,534	70,614	88,033
Gain on sale of assets to equity method investment	—	7,227	—	7,227
Loss from operations	(36,685)	(43,273)	(67,499)	(80,421)
Other income (expense), net	767	(39)	672	(106)
Loss before income taxes and share of net loss of equity method investment	(35,918)	(43,312)	(66,827)	(80,527)
Income tax benefit	—	741	—	741
Share of net loss of equity method investment	(1,730)	—	(2,505)	—
Net loss	$(37,648)	$(42,571)	$(69,332)	$(79,786)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.97)	$(1.15)	$(1.86)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,983	43,861	60,175	43,004
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(501)	99	(394)	137
Unrealized gain (loss) on marketable debt securities, net of tax of $0	(493)	8	(2,082)	24
Total other comprehensive income (loss)	(994)	107	(2,476)	161
Comprehensive loss	$(38,642)	$(42,464)	$(71,808)	$(79,625)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	54,761	$5	$685,459	$(231,766)	$(55)	453,643
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	356	1	2,048	—	—	2,049
Stock-based compensation expense	—	—	4,269	—	—	4,269
Other comprehensive loss	—	—	—	—	(1,482)	(1,482)
Net loss	—	—	—	(31,684)	—	(31,684)
Balance at March 31, 2022	55,117	$6	$691,776	$(263,450)	$(1,537)	$426,795
Issuance of common stock upon exercise of stock options, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	202	—	1,136	—	—	1,136
Issuance of common stock and accompanying pre-funded warrants in underwritten public offering, net of issuance costs	7,554	—	113,082	—	—	113,082
Stock-based compensation expense	—	—	4,760	—	—	4,760
Other comprehensive loss	—	—	—	—	(994)	(994)
Net loss	—	—	—	(37,648)	—	(37,648)
Balance at June 30, 2022	62,873	$6	$810,754	$(301,098)	$(2,531)	$507,131

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	42,282	$4	$463,436	$(128,829)	$11	$334,622
Issuance of common stock upon exercise of stock options and warrants and vesting of restricted stock units	100	—	580	—	—	580
Stock-based compensation expense	—	—	2,478	—	—	2,478
Other comprehensive loss	—	—	—	—	54	54
Net loss	—	—	—	(37,215)	—	(37,215)
Balance at March 31, 2021	42,382	$4	$466,494	$(166,044)	$65	$300,519
Issuance of common stock upon exercise of stock options and warrants, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	178	—	1,188	—	—	1,188
Issuance of common stock under the at-the-market sales agreement, net of offering costs	2,216	—	33,891	—	—	33,891
Stock-based compensation expense	—	—	3,595	—	—	3,595
Other comprehensive income	—	—	—	—	107	107
Net loss	—	—	—	(42,571)	—	(42,571)
Balance at June 30, 2021	44,776	$4	$505,168	$(208,615)	$172	$296,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(69,332)	$(79,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,702	1,552
Loss on disposal of property and equipment	234	—
Amortization of intangible assets	858	842
Non-cash operating lease expense	3,092	2,596
Stock-based compensation expense	9,029	6,073
Change in fair value of contingent consideration and contingent value rights liabilities	(3,022)	21,396
Accretion of discounts and amortization of premiums on marketable securities	706	(6)
Deferred income tax	—	(741)
Gain on sale of assets to equity method investment	—	(7,227)
Share of net loss of equity method investment	2,505	—
Changes in operating assets and liabilities:
Accounts receivable	6,946	(205)
Prepaid expenses and other assets	(2,503)	(153)
Accounts payable	(3,723)	5,610
Accrued and other liabilities	273	(3,956)
Operating lease liabilities	(2,105)	(1,413)
Deferred revenue	—	(95)
Net cash used in operating activities	(55,340)	(55,513)
Cash Flows from Investing Activities
Purchases of marketable securities	(152,213)	(105,328)
Proceeds from marketable securities	63,479	73,615
Purchases of property and equipment	(601)	(744)
Proceeds from sale of property and equipment	—	267
Net cash used in investing activities	(89,335)	(32,190)
Cash Flows from Financing Activities
Proceeds from issuance of common stock and accompanying pre-funded warrants in underwritten public offering, net of issuance costs	113,505	—
Proceeds from exercise of stock options and warrants and from Employee Stock Purchase Plan	3,185	1,768
Proceeds from at-the-market sales agreement, net of issuance costs	—	33,891
Previously incurred issuance costs related to an underwritten public offering paid during period	(286)	—
Payment of contingent value rights liability	(7,500)	—
Net cash provided by financing activities	108,904	35,659
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	84
Net decrease in cash, cash equivalents and restricted cash	(35,797)	(51,960)
Cash, cash equivalents and restricted cash at beginning of period	183,798	189,500
Cash, cash equivalents and restricted cash at end of period	$148,001	$137,540
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$145,927	$135,466
Restricted cash	2,074	2,074
Total cash, cash equivalents and restricted cash	$148,001	$137,540
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$3,686	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and in accrued and other current liabilities	$87	$129
Issuance costs incurred but unpaid	423	—

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

Our lead clinical program is atrasentan, a potent and selective endothelin receptor antagonist. In March 2021, we initiated the phase 3 ALIGN trial of atrasentan for IgA nephropathy (“IgAN”) and in April 2021, we initiated the phase 2 AFFINITY basket trial of atrasentan for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody in phase 1/2 development for patients with IgAN. Our third product candidate is CHK-336, an oral small molecule LDHA inhibitor for the treatment of primary and idiopathic hyperoxaluria. In April 2022, we initiated a phase 1 clinical trial of CHK-336 in healthy volunteers. In addition, we are building our precision medicine pipeline through research and discovery programs for other rare, severe chronic kidney diseases. We were incorporated in Delaware and are headquartered in Seattle, Washington.

2. Basis of Presentation and Consolidation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial information. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

3. Reverse Merger and Contingent Value Rights

We completed our Merger with Aduro on October 5, 2020. At the effective time of the Merger, we also entered into an agreement pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one CVR for each outstanding share of Aduro common stock held by such stockholder on such date (the “CVR Agreement”). Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from milestones and royalties from certain pre-existing agreements and the disposition or licensing of certain of Aduro’s non-renal assets, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses.

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$25,004	$—	$—	$25,004
Money market funds	53,850	—	—	53,850
Commercial paper	62,094	—	(10)	62,084
U.S. government and agency securities	4,990	—	(1)	4,989
Total cash and cash equivalents	$145,938	$—	$(11)	$145,927
Marketable securities:
Commercial paper	$49,972	$1	$(51)	$49,922
U.S. government and agency securities	143,944	2	(1,275)	142,671
Corporate debt securities	67,560	1	(880)	66,681
Total marketable securities	$261,476	$4	$(2,206)	$259,274

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$44,499	$—	$—	$44,499
Money market funds	117,023	—	—	117,023
Commercial paper	16,898	—	(1)	16,897
Corporate debt securities	3,306	—	(1)	3,305
Total cash and cash equivalents	$181,726	$—	$(2)	$181,724
Marketable securities:
Commercial paper	$34,978	$—	$(10)	$34,968
U.S. government and agency securities	85,309	1	(88)	85,222
Corporate debt securities	53,172	4	(38)	53,138
Total marketable securities	$173,459	$5	$(136)	$173,328

The amortized cost and estimated fair value of our available-for-sale marketable securities by contractual maturity are summarized below as of June 30, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mature in one year or less	$217,966	$2	$(1,281)	$216,687
Mature after one year through two years	43,510	2	(925)	42,587
Total available-for-sale marketable securities	$261,476	$4	$(2,206)	$259,274

For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related. As of June 30, 2022, there were no investments in our portfolio that were other-than-temporarily impaired.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$78,854	$—	$—	$78,854
Commercial paper	—	62,084	—	62,084
U.S. government and agency securities	—	4,989	—	4,989
Total cash and cash equivalents	78,854	67,073	—	145,927
Marketable securities:
Commercial paper	—	49,922	—	49,922
U.S. government and agency securities	—	142,671	—	142,671
Corporate debt securities	—	66,681	—	66,681
Total marketable securities	—	259,274	—	259,274
Total fair value of assets	$78,854	$326,347	$—	$405,201
Liabilities:
Contingent value rights liability	$—	$—	$25,009	$25,009
Contingent consideration liability	—	—	4,220	4,220
Total fair value of liabilities	$—	$—	$29,229	$29,229

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$161,522	$—	$—	$161,522
Commercial paper	—	16,897	—	16,897
Corporate debt securities	—	3,305	—	3,305
Total cash and cash equivalents	161,522	20,202	—	181,724
Marketable securities:
Commercial paper	—	34,968	—	34,968
U.S. government and agency securities	—	85,222	—	85,222
Corporate debt securities	—	53,138	—	53,138
Total marketable securities	—	173,328	—	173,328
Total fair value of assets	$161,522	$193,530	$—	$355,052
Liabilities:
Contingent value rights liability	$—	$—	$34,591	$34,591
Contingent consideration liability	—	—	5,160	5,160
Total fair value of liabilities	$—	$—	$39,751	$39,751

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

The following table presents a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Contingent Value Rights Liability	Contingent Consideration Liability
Balance at December 31, 2021	$34,591	$5,160
Net change in fair value upon remeasurement	(2,082)	(940)
Payment of contingent value rights liability	(7,500)	—
Balance at June 30, 2022	$25,009	$4,220

The fair values of the CVR and contingent consideration liabilities are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR and the contingent consideration liabilities, we used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including estimated revenues and costs, the probability of technical and regulatory success, and discount rates. The fair value of the CVR and the contingent consideration liabilities decreased during the six months ended June 30, 2022 by $10.5 million, which included $7.5 million paid to CVR holders in the second quarter of 2022, resulting from a development milestone recognized in the fourth quarter of 2021 under the license agreement with Merck for MK-5890, as well as a change in fair value resulting from remeasurement of the liabilities. For the three and six months ended June 30, 2022, the change in fair value of the CVR and the contingent consideration liabilities from remeasurement was a decrease of $2.0 million and $3.0 million, respectively, and was recorded in the condensed consolidated statement of operations and comprehensive loss. The decrease was primarily due to higher discount rates in 2022 driven by changes in market interest rates, which lowered the present value of future cash flows and a decrease in the estimated value of our preferred shares in Sairopa B.V. (“Sairopa”). We will hold the shares in Sairopa until there is a liquidation event, at which time, in accordance with the CVR agreement, 50% of any net proceeds will accrue to the benefit of the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. Refer to Note 10 “Equity Method Investment” for more information.

For the three and six months ended June 30, 2021, the fair value of the CVR and the contingent consideration liabilities increased by $19.6 million and $21.4 million, respectively, and was recorded in the condensed consolidated statement of operations and comprehensive loss. The increase was primarily due to a change in the estimate of the potential future proceeds derived from the license agreement with Merck, which included the impact of Merck informing us in the second quarter of 2021 that they intended to evaluate the product candidate MK-5890 in a phase 2 clinical study for a new indication, and a change in the fair value from the sale of certain of our non-renal assets in exchange for preferred shares in Sairopa during the second quarter of 2021.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Research and lab equipment	$3,405	$3,366
Computer equipment and software	1,349	1,497
Furniture and fixtures	1,346	1,224
Leasehold improvements	17,010	16,976
Total property and equipment	23,110	23,063
Total accumulated depreciation	(5,610)	(4,128)
Property and equipment, net	$17,500	$18,935

Depreciation and amortization expense for property and equipment for both the three months ended June 30, 2022 and 2021 was $0.8 million, and was $1.7 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. Approximately $2.6 million of our property and equipment, net as of June 30, 2022 is located in Canada.

7. Goodwill and Intangible Assets

Goodwill

The gross carrying amount and net book value of goodwill was $0.1 million at June 30, 2022, all of which resulted from the Merger. We test goodwill for impairment on an annual basis or more frequently if an impairment indicator exists. To determine if an impairment has occurred, we perform a quantitative test in which the fair value of a single reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, we record an impairment loss equal to that difference.

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$2,752	$23,933
In-place lease	1,433	215	1,218
Total intangible assets with finite lives	28,118	2,967	25,151
Acquired in-process research & development ("IPR&D") assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$2,967	$61,701

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$1,968	$24,717
In-place lease	1,433	141	1,292
Total intangible assets with finite lives	28,118	2,109	26,009
Acquired IPR&D assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$2,109	$62,559

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over periods of 9 to 17 years, with an original weighted average period of 16.7 years, and the amortization expense is recorded in operating expenses. We test our acquired IPR&D assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

Amortization expense was $0.4 million for both the three months ended June 30, 2022 and 2021, and was $0.9 million and $0.8 million for the three and six months ended June 30, 2022 and 2021, respectively. Based on finite-lived intangible assets recorded as of June 30, 2022, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022 (remaining six months)	$864
2023	1,733
2024	1,733
2025	1,733
2026	1,733
Thereafter	17,355

8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Research and development costs	$11,157	$8,397
Compensation and benefits	4,844	6,455
Sublease rent and security deposit	299	1,067
Business taxes and licensing fees	331	421
Consulting and outside services	711	424
Other	31	340
Total accrued and other current liabilities	$17,373	$17,104

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

We account for the investment in SanReno in accordance with the provisions of ASC Topic 321, Investments – Equity Securities, and elect to use the measurement alternative therein. As such, the investment is valued at $41.2 million as of June 30, 2022, which was the total of the aggregate cost value of the 40.0 million preferred shares in SanReno received by us on the date of the closing of the formation of SanReno and the grant date value of the warrant. The investment will be re-measured upon future observable price changes(s) in orderly transaction(s) or upon impairment, if any. There were no impairments of this investment during the three and six months ended June 30, 2022.

Pursuant to the terms of the Series A preferred stock, we are entitled to non-cumulative dividends at 8% of our initial investment, payable when and if declared by the board of directors of SanReno. Dividends from our investment in equity securities, if declared, are reflected in the consolidated statements of operations and comprehensive loss. There were no dividends declared during the three and six months ended June 30, 2022.

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

As of June 30, 2022, we own a 44% interest in Sairopa. We determined that we have the ability to exercise significant influence over Sairopa but do not have a controlling interest. Therefore, the investment in Sairopa was accounted for using the equity method. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, and participation in policy-making decisions. The Sairopa Investors provided an initial capitalization of 12.5 million Euros. We recorded the equity method investment at $10.0 million, which is the fair value of the equity received by us in exchange for the non-renal assets.

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

The estimated standalone selling price for the Technology Transfers was determined by estimating the costs of satisfying the performance obligation, plus an appropriate margin for such services. Pursuant to the China License Agreement, SanReno will reimburse the manufacturing and supply services at cost plus a mark-up and will reimburse the opt-in global studies at cost, which represent pass-through fees from third-party vendors, including clinical research organization. Revenue attributable to the manufacturing and supply services and opt-in global studies will be recognized as incurred. For the three months ended June 30, 2022, we recognized revenue of $0.4 million under the China License Agreement for costs reimbursed related to manufacturing and supply services. For the six months ended June 30, 2022, we recognized revenue of $3.1 million under the China License Agreement for costs reimbursed related to opt-in global studies and manufacturing and supply services.

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

The potential progress-dependent cash milestone payment that we are eligible to receive was excluded from the total transaction price, as the milestone amount is fully constrained based on the probability of achievement. Accordingly, any future milestone payment received under the agreement will be recorded upon or over a period following receipt. Further, we will apply the exception under ASC Topic 606 for variable consideration related to sales-or-usage based royalties received in exchange for licensed intellectual property associated with atrasentan, therefore the royalties are not included in the transaction price until the licensee sells product. No progress-dependent milestone payments and royalties were earned during the three and six months ended June 30, 2022.

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

We did not recognize any milestone payments for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, we did not have any payable or receivable balances associated with the License Agreement.

Merck

In connection with the Merger, we became party to an agreement with Merck. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates. All performance obligations of Aduro were completed prior to the Merger. We are eligible to receive future contingent payments, including up to $287.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties at percentages in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized as revenue when earned as we have no performance obligations under this agreement. Any such milestones and royalties earned prior to October 4, 2030 will be payable by us to the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. A $10.0 million development milestone was earned in the fourth quarter of 2021 and received in 2022. We paid this milestone, net of taxes and expenses, to the CVR holders in the second quarter of 2022.

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

12. Commitments and Contingencies

Leases

We have a total of four operating leases as of June 30, 2022 with remaining lease terms of approximately 4 to 8 years.

In June 2021, we entered into a sublease agreement for office space in Seattle, Washington (“Seattle Sublease”), which we use as our corporate headquarters. The Seattle Sublease commenced on July 1, 2021 and continues for a period of 58 months. The aggregate estimated base rent payments due over the remaining term of the Seattle Sublease is approximately $4.8 million.

As of June 30, 2022, we are subleasing approximately 112,000 square feet in one of our facilities. Sublease income was $2.0 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, which was netted against rent expense and is recorded as a component of general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. Sublease income was $4.0 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively, which was netted against rent expense. Total sublease income to be earned, in aggregate, will be approximately $61.1 million over the remaining term of the sublease agreement.

We maintain a letter of credit as security for a facility lease that expires in 2029. The letter of credit is collateralized by a certificate of deposit in the amount of $1.8 million, which is classified as long-term restricted cash in our condensed consolidated balance sheet as of June 30, 2022. Additionally, we maintain a letter of credit as a security deposit for a facility lease that expires in 2026. The letter of credit is collateralized by a certificate of deposit in the amount of $0.3 million, which is classified as long-term restricted cash in our condensed consolidated balance sheet as of June 30, 2022.

The maturity of our operating lease liabilities as of June 30, 2022 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2022 (remaining six months)	$3,800
2023	7,695
2024	7,850
2025	8,009
2026	7,158
Thereafter	18,919
Total undiscounted lease payments	53,431
Present value adjustment	(11,564)
Total net lease liability	$41,867
Net lease liability – current	$4,701
Net lease liability - non-current	37,166
Total net lease liability	$41,867

Rent expense recognized for operating leases was $2.3 million and $2.1 million for the three months ended June 30, 2022 and 2021, respectively, and was $4.7 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $0.8 million and less than $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and were $1.6 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.

The following summarizes additional information related to our operating leases:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease terms (in years)
Operating leases	6.9	7.4
Weighted-average discount rate
Operating leases	7.5%	7.5%

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

13. Common Stock

Issuance of Securities through an Underwritten Public Offering

In May 2022, we completed an underwritten public offering of 7.6 million shares of our common stock at a price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 1.1 million shares of our common stock in June 2022. In addition, we sold to certain investors pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1.1 million shares of common stock at a purchase price of $13.9999 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.0001 per share exercise price for each such warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to Chinook. The underwritten public offering resulted in gross proceeds to us of $120.7 million, before $7.7 million of underwriting discounts and commissions and estimated offering expenses.

We evaluated the Pre-Funded Warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Pre-Funded Warrants did not meet the definition of liability instruments. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the share of common stock with which they were issued, are immediately exercisable, do not include repurchase rights, cash settlement, or other put provisions, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. We valued the Pre-Funded Warrants to purchase 1.1 million shares of common stock at an aggregate value of $15.0 million. The value of $13.9999 per pre-funded warrant was measured on the grant date based on the common stock price in the underwritten public offering of $14.00 per share, less the $0.0001 per share exercise price of the warrant. As of June 30, 2022, none of the Pre-Funded Warrants have been exercised. Additionally, as of June 30, 2022, none of the 3.6 million pre-funded warrants to purchase common stock, issued in connection with the November 2021 public offering, have been exercised. Refer to Note 13 “Common Stock” in our Annual Report on Form 10-K for more information.

At-the-Market Sales Agreement

  In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”), with Cantor Fitzgerald & Co. and SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Leerink LLC. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. In April 2021, we sold 2.2 million shares for $33.9 million in net proceeds under the 2021 Sales Agreement. As of June 30, 2022, we have $40.0 million remaining under the 2021 Sales Agreement, which is subject to the continued effectiveness of our shelf registration statement on Form S-3 (Registration No. 333-255099) that expires on April 7, 2024, or upon an effective replacement shelf registration statement.

Restricted Stock Awards (“RSAs”)

The following table summarizes RSA activity:

	RSAs Outstanding
	Number of RSAs (in thousands)	Weighted- Average Grant Date Fair Value Per Share

Balance—December 31, 2021	99	$0.00034
Vested	(47)	0.00034
Cancelled or forfeited	(6)	0.00034
Balance—June 30, 2022	46	$0.00034

The fair value of RSAs vested during the six months ended June 30, 2022 and 2021 was $0.7 million and $0.8 million, respectively.

14. Stock-Based Compensation

Equity Incentive Plans

In February 2019, Private Chinook adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Merger, we assumed Aduro’s two equity incentive plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan,” and collectively the “Aduro Plans” and together with the 2019 Plan, the “Plans”). No additional grants may be made from the 2009 Plan; however, shares subject to awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan. As of June 30, 2022 and December 31, 2021, there were 1.7 million and 1.4 million shares available for future grant, respectively.

In connection with the Merger, we assumed Aduro’s 2015 employee stock purchase plan (“2015 ESPP”). As of June 30, 2022 and December 31, 2021, there were 1.2 million and 0.7 million shares available for future issuance under the 2015 ESPP, respectively.

Stock option activity under the Plans is set forth below:

	Number of Shares Underlying Options (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2021	5,842	$12.73	$7.00	$34,928
Granted	2,026	13.49
Exercised	(356)	7.26
Canceled or forfeited	(525)	12.99
Balance—June 30, 2022	6,987	$13.21	$7.52	$42,093
Options exercisable—June 30, 2022	2,802	$14.47	$5.41	$20,580
Options vested and expected to vest—June 30, 2022	6,987	$13.21	$7.52	$42,093

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of June 30, 2022. Options for 0.4 million and 0.2 million shares of our common stock were exercised during the six months ended June 30, 2022 and 2021, respectively, with an intrinsic value of $2.7 million and $2.5 million, respectively.

Restricted stock unit (“RSU”) activity under the Plans is set forth below:

	RSUs Outstanding
	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2021	823	$14.76
Granted	713	13.75
Vested	(152)	15.39
Cancelled or forfeited	(98)	14.88
Balance—June 30, 2022	1,286	$14.11

The total fair value of RSUs that vested in the six months ended June 30, 2022 and 2021 was $2.2 million and $0.2 million, respectively. The fair value of RSUs is determined on the date of grant based on the market price of our common stock on that date.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assumptions:
Expected term (in years)	6.2	6.1	6.2	6.1
Volatility	77.0%	78.6%	77.6%	79.0%
Risk-free interest rate	2.9%	1.1%	2.0%	0.8%
Dividend yield	—	—	—	—

	Six Months Ended June 30,
	2022	2021
Fair Value:
Weighted-average grant date fair value per share	$9.28	$10.65

The weighted-average assumptions used to estimate the fair value of our common stock to be issued under the 2015 ESPP using a Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assumptions:
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	57.1%	60.9%	57.1%	60.9%
Risk-free interest rate	0.0%	0%	1.5%	0%
Dividend yield	—	—	—	—

	Six Months Ended June 30,
	2022	2021
Fair Value:
Weighted-average grant date fair value per share	$4.29	$5.36

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,355	$1,732	$4,540	$2,760
General and administrative	2,405	1,863	4,489	3,313
Total stock-based compensation expense	$4,760	$3,595	$9,029	$6,073

Total unrecognized stock-based compensation expense and the expected period over which such expense will be recognized are as follows ($ in millions):

As of June 30, 2022
Stock options
Unrecognized stock compensation expense	$34.3
Weighted-average remaining vesting period (years)	2.8
RSU
Unrecognized stock compensation expense	$15.1
Weighted-average remaining vesting period (years)	2.2
ESPP
Unrecognized stock compensation expense	$0.2
Weighted-average remaining vesting period (years)	0.4

15. Income Taxes

No income tax benefit or expense was recorded for the three and six months ended June 30, 2022. We recorded income tax benefit of $0.7 million for the three and six months ended June 30, 2021. Our effective tax rate was 1.7% and 0.9% for the three and six months ended June 30, 2021. Our effective tax rate is lower than the statutory tax rate of 21% primarily due to us maintaining a full valuation allowance against our net deferred tax assets, offset by deferred tax benefits associated with the sale of certain non-renal assets.

16. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by us (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(37,648)	$(42,571)	$(69,332)	$(79,786)
Denominator:
Weighted-average shares outstanding	62,040	44,021	60,244	43,176
Less: weighted-average unvested restricted shares and shares subject to repurchase	(57)	(160)	(69)	(172)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,983	43,861	60,175	43,004
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.97)	(1.15)	(1.86)

As of June 30, 2022, 3.6 million and 1.1 million pre-funded warrants to purchase common stock, issued in connection with the November 2021 public offering and the May 2022 public offering, respectively, were included in the weighted-average shares outstanding used in the calculation of basic and diluted net loss per share. Refer to Note 13 “Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022 and Note 13 “Common Stock” for more information.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested RSUs	1,286	876	1,286	876
Unvested RSAs	46	148	46	148
Options to purchase common stock	6,987	6,414	6,987	6,414
Total	8,319	7,438	8,319	7,438

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

Overview

Chinook is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, a potent and selective endothelin A receptor antagonist. In March 2021 we initiated the phase 3 ALIGN trial of atrasentan for IgA nephropathy, or IgAN, and in April 2021 we initiated the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. We presented interim data from the IgAN patient cohort of the AFFINITY trial in a mini-oral presentation at the European Renal Association, or ERA, Congress in May 2022. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in development for patients with IgAN, and we presented interim results from the ongoing phase 1/2 trial at the American Society of Nephrology (ASN) Kidney Week in November 2021 and the ERA Congress in May 2022. We plan to maintain commercial rights for atrasentan and BION-1301 in North America and possibly Europe. In November 2021, we established SanReno, a joint venture to develop, manufacture and commercialize kidney disease therapies in the Territory. East Asian populations have a higher incidence and prevalence of IgAN than in the United States and Europe. We believe that a strong local presence in East Asia may allow us to accelerate the clinical development and maximize the commercial potential of atrasentan and BION-1301 in the region. Our third product candidate is CHK-336, an oral small molecule LDHA inhibitor for the treatment of primary and idiopathic hyperoxaluria. In April 2022, we initiated a phase 1 clinical trial of CHK-336 in healthy volunteers. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights from kidney single cell RNA sequencing, human-derived organoids and new translational models, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways. To support these efforts, we have entered into a strategic collaboration with Evotec SE, or Evotec, to jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, polycystic kidney disease, or PKD, and other primary glomerular diseases. The collaboration with Evotec will also involve further characterization of pathways and patient stratification strategies for programs currently in Chinook’s clinical and preclinical pipeline.

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

We presented interim data from the IgAN patient cohort of the AFFINITY trial in a mini-oral presentation at the ERA Congress in May 2022, demonstrating consistent and clinically meaningful proteinuria reductions at weeks six, 12 and 24 of treatment in patients with IgAN already on a maximally tolerated and stable dose of a RAS inhibitor. Specifically, atrasentan demonstrated a 38.0% geometric mean reduction in 24-hour urine protein creatinine ratio, or UPCR, in 20 patients at six weeks of treatment, 49.9% geometric mean reduction in 24-hour UPCR in 18 patients at 12 weeks of treatment and 58.5% geometric mean reduction in 24-hour UPCR in 11 patients at 24 weeks of treatment. After 24 weeks of treatment, ten of the 11 patients (91%) who had completed this visit had greater than a 40% reduction in proteinuria. As of the April 22, 2022 data cutoff, atrasentan was well-tolerated in patients with IgAN, with no treatment-related serious adverse events. Eighteen of 20 patients remained on treatment, with time on treatment ranging from six to 52 weeks. There were no meaningful changes in blood pressure or acute eGFR effects, suggesting proteinuria reductions were not primarily due to hemodynamic effects of atrasentan. There were no increases in BNP or mean bodyweight, suggesting minimal fluid retention.

We plan to present additional data from the AFFINITY trial during the second half of 2022 and during 2023, as well as data for the primary proteinuria endpoint in the ALIGN trial in 2023 to potentially support accelerated approval.

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

We presented initial data from Cohort 1 of Part 3 of this trial, in which patients were dosed with 450 mg of BION-1301 IV every two weeks, at ASN Kidney Week 2021 in early November. After at least 24 weeks of treatment, patients in Cohort 1 transitioned from IV dosing at 450 mg every two weeks to SC dosing at 600 mg every two weeks. All eight patients currently on trial in Cohort 1 have transitioned to SC administration, with a mean SC treatment duration of 22 weeks (range of five to 28 weeks) as of the May 6, 2022 data cutoff. We presented additional interim data from Cohort 1 of Part 3 in a mini-oral presentation at the ERA Congress in May 2022, further demonstrating its disease-modifying potential in IgAN by generating durable reductions in mechanistic biomarkers and corresponding impressive proteinuria reductions within three months of initiating treatment. BION-1301 treatment resulted in steady-state reductions in Gd-IgA1 in the range of 70–80%, demonstrating depletion of the pathogenic IgA variant, and establishing the potentially disease-modifying mechanism of BION-1301 by directly targeting the initial pathway in the pathogenesis of IgAN. Additionally, BION-1301 demonstrated a 48.8% geometric mean reduction in 24-hour UCPR in all eight patients at six months of treatment, a 70.9% geometric mean reduction in 24-hour UPCR in six patients at one year of treatment and a 69.1% geometric mean reduction in 24-hour UPCR in two patients at 1.5 years of treatment. As of the May 6, 2022 data cutoff, BION-1301 has been well-tolerated, with no serious adverse events or treatment discontinuations due to adverse events.

We are currently enrolling up to 30 patients with IgAN in Cohort 2 of Part 3 of the phase 1/2 trial in which patients with IgAN are dosed with 600 mg of BION-1301 SC every two weeks for up to 52 weeks. We plan to present initial data from Cohort 2 of Part 3 in the second half of 2022. After reviewing the data generated to date in the ongoing phase 1/2 study and consulting with an expert advisory panel, we have decided to advance BION-1301 into phase 3 with the current Cohort 2 dose of 600 mg SC every two weeks, and not move forward with enrolling the optional Cohort 3. We are currently finalizing our trial design, conducting site and country feasibility and pursuing regulatory interactions, with a plan of initiating a global phase 3 trial of BION-1301 in 2023. We also have received orphan drug designation for BION-1301 for the treatment of primary IgAN from the European Commission.

CHK-336

Our third product candidate is CHK-336, a liver-targeted oral small molecule lactate dehydrogenase, or LDHA, inhibitor, which we are developing for the treatment of primary hyperoxaluria, or PH, and idiopathic hyperoxaluria. Hyperoxalurias, including PH, are diseases caused by excess oxalate, a potentially toxic metabolite typically filtered by the kidneys and excreted as a waste product in urine. Symptoms of PH include recurrent kidney stones, which when left untreated, can result in kidney failure requiring dialysis or dual kidney/liver transplantation. In patients with hyperoxalurias, excess oxalate combines with calcium to form calcium oxalate crystals that deposit in the kidney, resulting in the formation of painful kidney stones and driving progressive kidney damage over time. PH1, PH2 and PH3 are a group of ultra-rare diseases caused by genetic mutations that result in excess oxalate, and in their most severe forms, can lead to end-stage kidney disease at a young age. In April 2022, we initiated a phase 1 clinical trial of CHK-336 in healthy volunteers, and data from this trial is expected in the first half of 2023. We have also received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH.

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

SanReno Therapeutics

In November 2021, we entered into a License Agreement with SanReno, or the China License Agreement. The China License Agreement includes the transfer of intellectual property rights in the form of a development and commercialization license in the Territory; manufacturing and supply services; and participation in opt-in global studies with the collaboration party. The terms of the China License Agreement also include potential payment to us for the following: progress-dependent milestone payment; royalties on the net sales of a licensed product and reimbursement for certain expenses incurred. As of June 30, 2022, these potential payments are not considered probable of being achieved and they relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

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

General and Administrative Expenses

General and administrative expenses include employee-related costs, expenses for consulting and outside services, allocated costs, such as facility costs, and other costs. Employee-related costs consist of salaries, bonuses, severance and benefits. Consulting and outside services consist of legal, accounting and audit services, insurance expenses, investor relations activities, administrative services and other consulting fees. Allocated costs consist of rent expense related to our offices and research and development facility.

Change in Fair Value of Contingent Consideration and Contingent Value Rights Liabilities

At the effective time of the Merger, we also entered into an agreement, or CVR Agreement, pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one contingent value right, or CVR, for each outstanding share of Aduro common stock held by such stockholder on such date. Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from milestones and royalties from certain pre-existing agreements and the disposition or licensing of certain of Aduro’s non-renal assets, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. Change in the fair value of the contingent consideration and CVR liabilities at each reporting period consists of the changes in the values of these contractual rights.

Amortization of Intangible Assets

Amortization of intangible assets, excluding goodwill results from the amortization of finite-lived intangible assets acquired in the Merger. Amortization is over periods of 9 to 17 years, with an original weighted average period of 16.7 years.

Gain on Sale of Assets to Equity Method Investment

We entered into an agreement with Sairopa B.V., or Sairopa, to acquire certain of our non-renal assets in exchange for preferred stock in Sairopa during the second quarter of 2021. The sale of the non-renal assets to Sairopa resulted in a $7.2 million gain, which is the difference between the fair value of the equity received and the carrying value of the non-renal assets. The gain is reported in our condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2021.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change
	(In thousands)
Collaboration and license revenue	$418	$34	$384
Operating expenses:
Research and development	$30,023	$22,787	$7,236
General and administrative	8,635	7,768	867
Change in fair value of contingent consideration and contingent value rights liabilities	(1,984)	19,557	(21,541)
Amortization of intangible assets	429	422	7
Total operating expenses	37,103	50,534	(13,431)
Gain on sale of assets to equity method investment	—	7,227	(7,227)
Loss from operations	(36,685)	(43,273)	6,588
Other income (expense), net	767	(39)	806
Loss before income taxes and share of net loss of equity method investment	(35,918)	(43,312)	7,394
Income tax benefit	—	741	(741)
Share of net loss of equity method investment	(1,730)	—	(1,730)
Net loss	$(37,648)	$(42,571)	$4,923

Collaboration and License Revenue

Total revenue was $0.4 million for the three months ended June 30, 2022, an increase of $0.4 million compared to less than $0.1 million for the three months ended June 30, 2021. The increase was due to revenue recognized in the 2022 period related to services provided under our license agreement with SanReno.

Research and Development Expenses

The following tables summarize our research and development expenses by program and by category incurred during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(In thousands)
Product Candidates
Atrasentan	$13,188	$10,327	$2,861
BION-1301	4,121	2,094	2,027
CHK-336	1,779	2,432	(653)
Other discovery, research and development programs	3,292	3,167	125
Subtotal	22,380	18,020	4,360
Stock-based compensation expense	2,355	1,732	623
Facility and depreciation costs	1,569	497	1,072
Other general research and development expenses	3,719	2,538	1,181
Total research and development expenses	$30,023	$22,787	$7,236

	Three Months Ended June 30,
	2022	2021	Change
	(In thousands)
Licensing and contract research and manufacturing	$12,244	$11,248	$996
Employee-related costs	9,778	5,728	4,050
Supplies used in research and development	481	726	(245)
Stock-based compensation expense	2,355	1,732	623
Facility and depreciation costs	1,569	497	1,072
Consulting and outside services	2,734	2,526	208
Other	862	330	532
Total research and development expenses	$30,023	$22,787	$7,236

Research and development expenses were $30.0 million for the three months ended June 30, 2022, an increase of $7.2 million compared to $22.8 million for the three months ended June 30, 2021. The increase in research and development expenses was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expense; an increase in licensing and contract research and manufacturing costs; increased spending for consulting and outside services costs; and an increase in facilities and other costs to continue the progression of our research and clinical programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(In thousands)
Consulting and outside services	$2,796	$2,084	$712
Employee-related costs	2,422	2,574	(152)
Stock-based compensation expense	2,405	1,863	542
Facility and depreciation costs	460	809	(349)
Other	552	438	114
Total general and administrative expenses	$8,635	$7,768	$867

General and administrative expenses were $8.6 million for the three months ended June 30, 2022, an increase of $0.8 million compared to $7.8 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to higher consulting and outside services costs to support our operations and an increase in stock-based compensation expense resulting from new grants. These increases were partially offset by lower facilities and other costs, which are allocable from general and administrative to research and development expenses based on headcount.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities was a benefit of $2.0 million for the three months ended June 30, 2022, a decrease of $21.5 million compared to expense of $19.6 million the three months ended June 30, 2021. The decrease primarily resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck for MK-5890, which included the impact of Merck informing us in the second quarter of 2021 that they intended to explore the potential benefits of the product candidate MK-5890 in a phase 2 clinical study for a new indication, and a change in the fair value resulting from the sale of certain of our non-renal assets in exchange for preferred shares in Sairopa B.V. (“Sairopa”) during the second quarter of 2021. Merck’s intention to evaluate the product candidate MK-5890 in a phase 2 clinical study for a new indication could result in further potential milestone and royalty payments for the benefit of the CVR holders.

Amortization of intangible assets

Amortization of intangible assets expense was $0.4 million for both the three months ended June 30, 2022 and 2021 and was related to normal amortization of finite-lived intangible assets acquired in the Merger.

Gain on sale of assets to equity method investment

Gain on sale of assets to equity method investment decreased by $7.2 million for the three months ended June 30, 2022 resulting from the agreement to sell certain non-renal assets of ours in exchange for stock in Sairopa during the second quarter of 2021. The gain is the difference between the fair value of the equity received and the carrying value of the non-renal assets.

Benefit for income taxes

We recorded a benefit for income taxes of $0.7 million for the three months ended June 30, 2021, primarily resulting from deferred tax benefits associated with the sale of certain non-renal assets.

Share of net loss of equity method investment

Share of net loss of equity method investment increased by $1.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, resulting from our share of net loss in the Sairopa investment, net of any taxes.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change
	(In thousands)
Collaboration and license revenue	$3,115	$385	$2,730
Operating expenses:
Research and development	56,275	48,484	7,791
General and administrative	16,503	17,311	(808)
Change in fair value of contingent consideration and contingent value rights liabilities	(3,022)	21,396	(24,418)
Amortization of intangible assets	858	842	16
Total operating expenses	70,614	88,033	(17,419)
Gain on sale of assets to equity method investment	—	7,227	(7,227)
Loss from operations	(67,499)	(80,421)	12,922
Other income (expense), net	672	(106)	778
Loss before income taxes and share of net loss of equity method investment	(66,827)	(80,527)	13,700
Income tax benefit	—	741	(741)
Share of net loss of equity method investment	(2,505)	—	(2,505)
Net loss	$(69,332)	$(79,786)	$10,454

Collaboration and License Revenue

Total revenue was $3.1 million for the six months ended June 30, 2022, an increase of $2.7 million compared to $0.4 million for the six months ended June 30, 2021. The increase was due to revenue recognized in the 2022 period related to services provided under our license agreement with SanReno.

Research and Development Expenses

The following tables summarize our research and development expenses by program and by category incurred during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(In thousands)
Product Candidates
Atrasentan	$23,789	$19,054	$4,735
BION-1301	8,925	6,175	2,750
CHK-336	4,109	5,030	(921)
Other discovery, research and development programs	6,333	10,309	(3,976)
Subtotal	43,156	40,568	2,588
Stock-based compensation expense	4,540	2,760	1,780
Facility and depreciation costs	3,016	1,511	1,505
Other general research and development expenses	5,563	3,645	1,918
Total research and development expenses	$56,275	$48,484	$7,791

	Six Months Ended June 30,
	2022	2021	Change
	(In thousands)

Licensing and contract research and manufacturing	$22,451	$27,084	$(4,633)
Employee-related costs	19,041	11,044	7,997
Supplies used in research and development	905	1,432	(527)
Stock-based compensation expense	4,540	2,760	1,780
Facility and depreciation costs	3,016	1,511	1,505
Consulting and outside services	4,790	4,021	769
Other	1,532	632	900
Total research and development expenses	$56,275	$48,484	$7,791

Research and development expenses were $56.3 million for the six months ended June 30, 2022, an increase of $7.8 million compared to $48.5 million for the six months ended June 30, 2021. The increase in research and development expenses was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expense; increased spending for consulting and outside services costs; and an increase in facilities and other costs to continue the progression of our research and clinical programs. These increases were partially offset by a decrease in licensing and contract research and manufacturing costs, which includes an upfront fee of $3.3 million to Evotec International GmbH included in the six months ended June 30, 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(In thousands)
Consulting and outside services	$5,128	$5,251	$(123)
Employee-related costs	5,038	5,941	(903)
Stock-based compensation expense	4,489	3,313	1,176
Facility and depreciation costs	811	1,719	(908)
Other	1,037	1,087	(50)
Total general and administrative expenses	$16,503	$17,311	$(808)

General and administrative expenses were $16.5 million for the six months ended June 30, 2022, a decrease of $0.8 million compared to $17.3 million for the six months ended June 30, 2021. The decrease in general and administrative expenses was primarily due to lower employee-related costs, from the addition of administrative staff to build out our public company infrastructure during the six months ended June 30, 2021 and a decrease in facilities and other costs, which are allocable from general and administrative to research and development expenses based on headcount. These decreases were partially offset by an increase in stock-based compensation expense resulting from new grants.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities was a benefit of $3.0 million for the six months ended June 30, 2022, a decrease of $24.4 million compared to expense of $21.4 million for the three months ended June 30, 2021. The decrease primarily resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck for MK-5890, which included the impact of Merck informing us in the second quarter of 2021 that they intended to explore the potential benefits of the product candidate MK-5890 in a phase 2 clinical study for a new indication, and a change in the fair value resulting from the sale of certain of our non-renal assets in exchange for preferred shares in Sairopa during the second quarter of 2021.

Amortization of intangible assets

Amortization of intangible assets expense was $0.9 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively, and was related to normal amortization of finite-lived intangible assets acquired in the Merger.

Gain on sale of assets to equity method investment

Gain on sale of assets to equity method investment decreased $7.2 million for the six months ended June 30, 2022, resulting from the agreement to sell certain non-renal assets of ours in exchange for stock in Sairopa during the second quarter of 2021. The gain is the difference between the fair value of the equity received and the carrying value of the non-renal assets.

Benefit for income taxes

We recorded a benefit for income taxes of $0.7 million for the six months ended June 30, 2021, primarily resulting from deferred tax benefits associated with the sale of certain non-renal assets.

Share of net loss of equity method investment

Share of net loss of equity method investment increased by $2.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, resulting from our share of net loss in the Sairopa investment, net of any taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we had $405.2 million in cash, cash equivalents and marketable securities. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. We believe that our cash, cash equivalents and marketable securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months.

In May 2022, we completed an underwritten public offering of 7.6 million shares of our common stock at a price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 1.1 million shares of our common stock in June 2022. As part of this offering, we also sold to certain investors pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1.1 million shares of common stock at a purchase price of $13.9999 per pre-funded warrant. The underwritten public offering in May 2022 resulted in gross proceeds to us of $120.7 million, before $7.7 million of underwriting discounts and commissions and estimated offering expenses.

In November 2021, we completed an underwritten public offering of 9.5 million shares of our common stock at a price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 1.7 million shares of our common stock. As part of this offering, we also sold to certain investors Pre-Funded Warrants to purchase up to an aggregate of 3.6 million shares of common stock at a purchase price of $13.9999 per pre-funded warrant. The underwritten public offering in

November 2021 resulted in gross proceeds to us of $183.5 million, before $11.3 million of underwriting discounts and commissions and estimated offering expenses.

The Pre-Funded Warrants sold in May 2022 and November 2021 are exercisable at any time after the date of issuance and do not expire. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to Chinook.

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Leerink LLC. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. As of June 30, 2022, we have $40.0 million remaining under the 2021 Sales Agreement.

Funding Requirements

We have not generated any revenue from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. As of June 30, 2022, our material cash requirements from known contractual and other obligations primarily relate to our contractual obligations related to our operating leases. For additional information on our operating lease commitments, refer to Note 12 “Commitments and Contingencies” in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(55,340)	$(55,513)
Investing activities	(89,335)	(32,190)
Financing activities	108,904	35,659
Effect of exchange rate changes	(26)	84
Net change in cash, cash equivalents, and restricted cash	$(35,797)	$(51,960)

Operating Activities

Net cash used in operating activities was $55.3 million for the six months ended June 30, 2022, a decrease of $0.2 million compared to $55.5 million for the six months ended June 30, 2021. The decrease was primarily due to a decreased operating loss, partially resulting from lower general and administrative spending, offset in part by an increase in net working capital usage and higher research and development spending.

Investing Activities

Net cash used in investing activities was $89.3 million for the six months ended June 30, 2022, an increase of $57.1 million compared $32.2 million cash used for the six months ended June 30, 2021. The increase in cash used was primarily due to purchases of marketable securities, net of proceeds from maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $108.9 million for the six months ended June 30, 2022, an increase of $73.2 million compared to $35.7 million for the six months ended June 30, 2021. The increase was primarily due to net proceeds of $113.5 million received from the sale of common stock in the May 2022 underwritten public offering, option exercises during the six months ended June 30, 2022, which increased over the prior period by $1.0 million, and an increase in proceeds from the employee stock purchase plan. The increase was partially offset by $7.5 million paid to the CVR holders in the second quarter of 2022, which resulted from a development milestone recognized in the fourth quarter of 2021 under the license agreement with Merck for MK-5890.

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

There have been no material changes in our critical accounting policies during the six months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of June 30, 2022, which our management views as an integral part of our disclosure controls and procedures.

Material Weaknesses:

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

(iii)

We integrated the accounting systems of Private Chinook and Aduro in 2021, and are updating our formal accounting policies, procedures and controls, including preparation and review of account reconciliations, review of journal entries and controls over period end financial reporting, as well as information technology general controls. During the second quarter of 2021, we implemented procedures for the preparation and review of reconciliations and journal entries, in addition to implementing procedures over several other areas that support our financial reporting. We will continue to enhance or modify these procedures and controls in future periods as needed. During the second quarter of 2022, we started using a third-party system to perform certain information technology general controls associated with our accounting general ledger, such as system user access reviews.

(iv)

We have assigned responsibilities among our expanded staff to enable improved segregation of duties. Additionally, during the fourth quarter of 2021, we implemented a third-party system which is being leveraged in our procurement process and has contributed to certain automated system controls supporting segregation of duties within the procurement process. During the second quarter of 2022, we started using this system to perform certain information technology general controls associated with our procurement process, such as system user access reviews.

In addition to the items above, during the second quarter of 2021, we engaged a third-party service provider to complete an independent risk assessment of our internal control over financial reporting to evaluate sources of potential risks to our financial statements. This also included an assessment of key systems supporting financial reporting in order to improve the design and operating effectiveness of information technology general controls. As a result of this risk assessment, we identified and designed key controls across several processes supporting internal control over financial reporting and developed a workplan for remediation of the enhancements identified. During the first half of 2022, we engaged an additional third-party service provider to assess and provide feedback on the design of our controls within several process areas impacting financial reporting, including information technology general controls. During the first half of 2022, in collaboration with this third-party service provider, we evaluated key systems supporting financial reporting and implemented several information technology controls across these systems, including user access provisioning, deprovisioning, and user access monitoring. We also continued the evaluation of systems and processes for proper segregation of duties during the second quarter of 2022.

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

The second quarter of 2022 remediation activities described above are changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $69.3 million for the six months ended June 30, 2022. As June 30, 2022, we had an accumulated deficit of $301.1 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need to raise additional funding before we become profitable from any potential future sales of atrasentan or our other product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for atrasentan and other product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities held as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidates, atrasentan, a potent and selective endothelin receptor antagonist, and BION-1301, an anti-APRIL monoclonal antibody. We initiated the ALIGN phase 3 clinical trial of atrasentan, for the treatment of IgAN in March 2021 and we presented interim analysis data from the IgAN patient cohort of the AFFINITY trial in a mini-oral presentation at the ERA Congress in May 2022. Additionally, in April 2021 we initiated the phase 2 AFFINITY clinical trial for certain proteinuric glomerular diseases. In addition, we are conducting a phase 1/2 clinical trial of BION-1301 for the treatment of IgAN. We presented updated data from this trial at ASN in November 2021 and we presented interim analysis of data from Cohort 1 of Part 3 of this trial in a mini-oral presentation at the ERA Congress in May 2022. We are developing CHK-336 for the treatment of primary hyperoxaluria, as well as idiopathic hyperoxaluria, and have received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of atrasentan and our other product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

•	political factors surrounding the approval process, such as government shutdowns or political instability; or
•	disruptions in enrollment of our clinical trials due to the COVID-19 pandemic.

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

We in-licensed atrasentan from AbbVie. Atrasentan was previously investigated in a phase 3 clinical trial evaluating the effects of atrasentan on progression of kidney disease in patients with diabetic kidney disease, referred to as the SONAR trial. While patients receiving atrasentan in the SONAR trial had a lower rate of primary composite renal events than patients receiving placebo, the trial accrued measurable primary endpoints at a slower rate than expected, and AbbVie decided to close the study early for corporate strategic reasons. We believe the results of the SONAR trial support further evaluation of atrasentan in IgAN. Although the SONAR trial was not terminated due to safety concerns, further safety issues could be discovered in our phase 2 and phase 3 trials. Based on the data from the SONAR trial, we believe that atrasentan, combined with current standard of care, may have benefits compared to treatment with current standard of care. However, we cannot assure that any potential advantages that we believe atrasentan may have for treatment of patients with proteinuric glomerular diseases will be substantiated by our planned clinical trials or included in the product’s labeling should we obtain approval. Without head-to-head data, we will not be able to make comparative claims with respect to any other treatments. In addition, the patient populations under investigation with atrasentan have many co-morbidities that may cause severe illness or death, which may be attributed to atrasentan in a manner that negatively affects its safety profile. If the results of our clinical trials for atrasentan are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are unanticipated safety concerns or adverse events that emerge during clinical trials, we may have to conduct further preclinical studies and/or clinical trials before obtaining marketing approval, or we may be prevented from or delayed in obtaining marketing approval.

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

The ongoing COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our clinical trials and could cause potential supply chain disruptions.

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

For instance, our phase 2 and phase 3 clinical trials of atrasentan and our phase 1/2 clinical trial of BION-1301 have been and may continue to be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our clinical trials has been and may continue to be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Any delays in our phase 3 ALIGN clinical trial for atrasentan and the clinical trials for our other product candidates could impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans.

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

Although several companies are focused on developing treatments on IgAN and other proteinuric glomerular diseases, there are currently limited treatment options for proteinuric glomerular diseases. To our knowledge, there is one approved drug for IgAN, as well as a variety of additional treatments utilized that include renin angiotensin inhibitors, steroids, chemotherapy drugs and immunomodulatory approaches. In addition, there are a number of competitors in clinical development for the treatment of IgAN at a similar stage of development or more advanced than us, including Alnylam Pharmaceuticals, Inc., AstraZeneca PLC, Calliditas Therapeutics AB, Novartis AG, Omeros Corporation, Reata Pharmaceuticals, Inc., Travere Therapeutics, Inc., Vera Therapeutics, Inc., and Otsuka Pharmaceutical Co., Ltd.

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

We have obtained Orphan Drug Designation for atrasentan and BION-1301 in the EU and may seek Orphan Drug Designation for these indications in the United States and other countries. However, we may not obtain Orphan Drug Designation and even if we do, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity.

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

There have been executive, legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act, or the TCJA, was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In June 2021, the U.S. Supreme Court held that plaintiffs did not have standing to challenge constitutionality of the individual mandate. It is unclear whether there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future. In addition, other legislative changes have been proposed and adopted since the ACA was enacted to reduce healthcare expenditures, including aggregate reductions to Medicare payments to providers of 2 percent per fiscal year, which went into effect April 1, 2013 and will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. The Medicare reductions phased back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

The right of the holders of our contingent value rights, or CVRs, issued prior to the closing of the Merger will be contingent solely upon the occurrence of the milestones described in the CVR Agreement and the consideration received being greater than the amounts that could be deducted by us under the CVR Agreement. In the second quarter of 2022, we paid $7.5 million to CVR holders following receipt of a development milestone under our license agreement with Merck for MK-5890. In April 2021, prior to the disposition period set forth in the CVR Agreement, we entered into an agreement with Sairopa, a private company created by Van Herk Royalty B.V. and D.S. Chahal to acquire certain of our non-renal assets in exchange for stock in Sairopa. We will hold our equity interests in Sairopa until there is a liquidity event, upon which 50% of any proceeds, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses, will be distributed to CVR holders, provided such liquidity event occurs during the 10-year CVR period. In the event that no CVR milestones occur within the 10-year CVR period specified in the CVR Agreement or the consideration received is not greater than the amounts that could be deducted by us, no additional payments will be made under the CVR Agreement, and the CVRs will expire valueless.

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

The market price of our common stock is subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of clinical trials and preclinical studies of our product candidates, or those of our competitors or our existing or future collaborators;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about the combined business, or if they issue adverse or misleading opinions regarding our business and common stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions or market conditions in the pharmaceutical and biotechnology sectors, including rising interest rates and inflation;
•	sales of securities by us or our securityholders in the future;
•	if we fail to raise an adequate amount of capital to fund our operations and continued development of our product candidates;
•	trading volume of our common stock;
•	announcements by competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to precision medicine product candidates, including with respect to other products in such markets;
•	the introduction of technological innovations or new therapies that compete with our potential products; and
•	period-to-period fluctuations in our financial results.

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

We expect to no longer be a smaller reporting company as of December 31, 2022, and will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. We currently qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, which allows us to take advantage of many exemptions from disclosure requirements applicable to smaller reporting companies and non-accelerated filers, including not being required to have our independent auditors attest to its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We expect to no longer be a smaller reporting company or otherwise qualify for these exemptions as of December 31, 2022 and we will be required to comply with these additional legal and regulatory requirements applicable to public companies and may incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, a global economic downturn, whether due to terrorism, armed conflict (such as the current conflict between Russia and Ukraine), natural disasters or health crises (such as COVID-19) could cause extreme volatility and disruptions in the capital and credit markets, as well as rising interest rates and inflation. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

The GDPR, as well as law in the United Kingdom, or the UK, and Switzerland, also prohibits the international transfer of personal data from the EEA/UK/Switzerland to countries outside of those jurisdictions unless made to a country deemed to have adequate data privacy laws by the European Commission or where a data transfer mechanism has been put in place. We rely on a mixture of mechanisms to transfer personal data to countries outside of the EEA, Switzerland, and the UK, including to the United States and therefore are continuing to evaluate the guidance and mechanisms required to establish adequate safeguards for personal data. Until recently, one such data transfer mechanism was the EU-US Privacy Shield. However, in July 2020 the Court of Justice of the European Union, or CJEU, declared the Privacy Shield to be invalid. The CJEU upheld the validity of the standard contractual clauses, or SCCs, as a legal mechanism to transfer personal data but companies relying on SCCs will continually be subject to guidance from regulators in the EEA and need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. In turn, the findings of the CJEU will have significant implications for cross-border data flows. On June 4, 2021, the European Commission adopted new SCCs to apply to international transfers of data. We will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on the former SCCs. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our operations, and we may find it necessary to establish systems in the EEA, Switzerland, and the UK to maintain personal data originating from the EEA and the UK, which may involve substantial expense and distraction from other aspects of our business. As supervisory authorities continue to issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used and/or what safeguards must be implemented, or start taking enforcement action, there will be uncertainty as to how we comply with EEA, Switzerland, and UK privacy laws and we could suffer additional costs, complaints, or regulatory investigations or fines. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. We may need to implement additional safeguards to further enhance the security of data transferred out of the EEA/Switzerland/UK, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the GDPR provides that countries in the EEA may establish their own laws and regulations further restricting the processing of certain personal data, including genetic data, biometric data, and health data.

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4 percent of the annual global revenues of the noncompliant company, whichever is greater. Additionally, following the UK’s withdrawal from the EU and the EEA, companies must comply with the GDPR and the GDPR as incorporated into UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4 percent of global turnover. Companies that violate the GDPR in the EEA and UK can also face prohibitions on data processing and other corrective action, such as class action lawsuits brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests.

Further, as a consequence of the UK’s departure from the EU, the UK is free to diverge from EU data privacy laws. The UK’s Data Reform Bill, containing proposals for the UK GDPR to diverge from the EU GDPR, is currently progressing through the UK Parliament and is expected to be finalized this year. We may therefore be subject in the future to separate and additional data protection obligations to those that we are already subject to. This may result in substantial costs and may necessitate changes to our business practices, which in turn may adversely affect our business, reputation, legal exposures, and financial condition.

Some countries (including some outside the EEA), also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services if we were to operate in those countries. If we are required to implement additional measures to transfer data from the EEA, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	2022 Form of Warrant to Purchase Common Stock	8-K	001-37345	4.1	5/25/2022

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Chinook Therapeutics, Inc.
Date: August 8, 2022	By:	/s/ Eric L. Dobmeier
Eric L. Dobmeier
President and Chief Executive Officer
(principal executive officer)

Chinook Therapeutics, Inc.
Date: August 8, 2022	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(principal financial and accounting officer)