Form 10-Q
period 2022-09-30
CHINOOK THERAPEUTICS, INC.
filed 2022-11-10
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of November 4, 2022 was 63,940,620.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Chinook Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$126,072	$181,724
Marketable securities	247,211	105,113
Accounts receivable	2,919	10,061
Prepaid expenses and other current assets	5,468	3,741
Total current assets	381,670	300,639
Marketable securities	24,412	68,215
Property and equipment, net	16,827	18,935
Restricted cash	2,074	2,074
Operating lease right-of-use assets	50,546	55,385
Investment in equity securities	41,200	41,200
Equity method investment	5,118	8,205
Intangible assets, net	24,720	26,009
In-process research & development	36,550	36,550
Goodwill	117	117
Other assets	7,102	6,474
Total assets	$590,336	$563,803
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	11,843	8,580
Accrued and other current liabilities	25,583	17,104
Operating lease liabilities	4,810	4,401
Contingent value rights liability	2,500	10,000
Total current liabilities	44,736	40,085
Contingent value rights liability - non-current	30,430	24,591
Contingent consideration liability	4,040	5,160
Deferred tax liabilities	735	735
Operating lease liabilities, net of current maturities	35,759	39,589
Total liabilities	115,700	110,160
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000 shares authorized as of September 30, 2022 and December 31, 2021; 63,822 and 54,761 shares issued and outstanding at September 30, 2022 and December 31, 2021	6	5
Additional paid-in capital	835,330	685,459
Accumulated deficit	(357,077)	(231,766)
Accumulated other comprehensive loss	(3,623)	(55)
Total stockholders’ equity	474,636	453,643
Total liabilities and stockholders’ equity	$590,336	$563,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration and license revenue	$2,501	$4	$5,616	$389
Operating expenses:
Research and development	41,984	23,573	98,259	72,057
General and administrative	10,023	6,847	26,526	24,158
Change in fair value of contingent consideration and contingent value rights liabilities	7,741	167	4,719	21,563
Amortization of intangible assets	431	423	1,289	1,265
Total operating expenses	60,179	31,010	130,793	119,043
Gain on sale of assets to equity method investment	—	—	—	7,227
Loss from operations	(57,678)	(31,006)	(125,177)	(111,427)
Other income (expense), net	1,690	(69)	2,362	(175)
Loss before income taxes and equity method investment gain (loss)	(55,988)	(31,075)	(122,815)	(111,602)
Income tax benefit	—	463	—	1,204
Equity method investment gain (loss)	9	(84)	(2,496)	(84)
Net loss	$(55,979)	$(30,696)	$(125,311)	$(110,482)
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.69)	$(2.00)	$(2.54)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	67,779	44,661	62,736	43,563
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(550)	202	(944)	339
Unrealized gain (loss) on marketable debt securities, net of tax of $0	(542)	(1)	(2,624)	23
Total other comprehensive income (loss)	(1,092)	201	(3,568)	362
Comprehensive loss	$(57,071)	$(30,495)	$(128,879)	$(110,120)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	54,761	$5	$685,459	$(231,766)	$(55)	453,643
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	356	1	2,048	—	—	2,049
Stock-based compensation expense	—	—	4,269	—	—	4,269
Other comprehensive loss	—	—	—	—	(1,482)	(1,482)
Net loss	—	—	—	(31,684)	—	(31,684)
Balance at March 31, 2022	55,117	$6	$691,776	$(263,450)	$(1,537)	$426,795
Issuance of common stock upon exercise of stock options, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	202	—	1,136	—	—	1,136
Issuance of common stock and accompanying pre-funded warrants in underwritten public offering, net of issuance costs	7,554	—	113,082	—	—	113,082
Stock-based compensation expense	—	—	4,760	—	—	4,760
Other comprehensive loss	—	—	—	—	(994)	(994)
Net loss	—	—	—	(37,648)	—	(37,648)
Balance at June 30, 2022	62,873	$6	$810,754	$(301,098)	$(2,531)	$507,131
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	94	—	453	—	—	453
Issuance of common stock under the at-the-market sales agreement, net of offering costs	855	—	18,804	—	—	18,804
Stock-based compensation expense	—	—	5,319	—	—	5,319
Other comprehensive loss	—	—	—	—	(1,092)	(1,092)
Net loss	—	—	—	(55,979)	—	(55,979)
Balance at September 30, 2022	63,822	$6	$835,330	$(357,077)	$(3,623)	$474,636

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	42,282	$4	$463,436	$(128,829)	$11	$334,622
Issuance of common stock upon exercise of stock options and warrants and vesting of restricted stock units	100	—	580	—	—	580
Stock-based compensation expense	—	—	2,478	—	—	2,478
Other comprehensive loss	—	—	—	—	54	54
Net loss	—	—	—	(37,215)	—	(37,215)
Balance at March 31, 2021	42,382	$4	$466,494	$(166,044)	$65	$300,519
Issuance of common stock upon exercise of stock options and warrants, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	178	—	1,188	—	—	1,188
Issuance of common stock under the at-the-market sales agreement, net of offering costs	2,216	—	33,891	—	—	33,891
Stock-based compensation expense	—	—	3,595	—	—	3,595
Other comprehensive income	—	—	—	—	107	107
Net loss	—	—	—	(42,571)	—	(42,571)
Balance at June 30, 2021	44,776	$4	$505,168	$(208,615)	$172	$296,729
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	54	—	259	—	—	259
Stock-based compensation expense	—	—	3,287	—	—	3,287
Other comprehensive income	—	—	—	—	201	201
Net loss	—	—	—	(30,696)	—	(30,696)
Balance at September 30, 2021	44,830	$4	$508,714	$(239,311)	$373	$269,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(125,311)	$(110,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,540	2,243
Loss on disposal of property and equipment	256	—
Amortization of intangible assets	1,289	1,265
Non-cash operating lease expense	4,676	4,134
Stock-based compensation expense	14,348	9,360
Change in fair value of contingent consideration and contingent value rights liabilities	4,719	21,563
Accretion of discounts and amortization of premiums on marketable securities	579	63
Deferred income tax	—	(1,204)
Gain on sale of assets to equity method investment	—	(7,227)
Equity method investment gain (loss)	2,496	84
Changes in operating assets and liabilities:
Accounts receivable	7,142	250
Prepaid expenses and other assets	(2,400)	2,153
Accounts payable	3,696	1,822
Accrued and other liabilities	8,555	(1,968)
Operating lease liabilities	(3,238)	(2,204)
Deferred revenue	—	(95)
Net cash used in operating activities	(80,653)	(80,243)
Cash Flows from Investing Activities
Purchases of marketable securities	(234,191)	(128,984)
Proceeds from marketable securities	132,695	95,315
Purchases of property and equipment	(970)	(1,497)
Proceeds from sale of property and equipment	—	267
Net cash used in investing activities	(102,466)	(34,899)
Cash Flows from Financing Activities
Proceeds from issuance of common stock and accompanying pre-funded warrants in underwritten public offering, net of issuance costs	113,082	—
Proceeds from exercise of stock options and warrants and from Employee Stock Purchase Plan	3,638	2,027
Proceeds from at-the-market sales agreement, net of issuance costs	18,804	33,891
Previously incurred issuance costs related to an underwritten public offering paid during period	(286)	—
Payment of contingent value rights liability	(7,500)	—
Net cash provided by financing activities	127,738	35,918
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(271)	320
Net decrease in cash, cash equivalents and restricted cash	(55,652)	(78,904)
Cash, cash equivalents and restricted cash at beginning of period	183,798	189,500
Cash, cash equivalents and restricted cash at end of period	$128,146	$110,596
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$126,072	$108,522
Restricted cash	2,074	2,074
Total cash, cash equivalents and restricted cash	$128,146	$110,596
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$5,581	$4,491
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and in accrued and other current liabilities	$59	$116
Right-of-use asset for office space acquired through leases	$—	$5,406

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

Our lead clinical program is atrasentan, a potent and selective endothelin receptor antagonist. We are currently conducting the phase 3 ALIGN trial of atrasentan for IgA nephropathy (“IgAN”) and the phase 2 AFFINITY basket trial of atrasentan for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody in phase 1/2 development for patients with IgAN. Our third product candidate is CHK-336, an oral small molecule LDHA inhibitor for the treatment of primary and idiopathic hyperoxaluria that we are currently evaluating in a phase 1 clinical trial in healthy volunteers. In addition, we are building our precision medicine pipeline through research and discovery programs for other rare, severe chronic kidney diseases. We were incorporated in Delaware and are headquartered in Seattle, Washington.

2. Basis of Presentation and Consolidation, Use of Estimates and Recent Accounting Pronouncements

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial information. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$21,199	$—	$—	$21,199
Money market funds	36,755	—	—	36,755
Commercial paper	32,575	—	(4)	32,571
U.S. government and agency securities	34,547	4	(1)	34,550
Corporate debt securities	998	—	(1)	997
Total cash and cash equivalents	$126,074	$4	$(6)	$126,072
Marketable securities:
Commercial paper	$49,671		$(37)	$49,634
U.S. government and agency securities	151,654	1	(1,802)	149,853
Corporate debt securities	73,051		(915)	72,136
Total marketable securities	$274,376	$1	$(2,754)	$271,623

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$44,499	$—	$—	$44,499
Money market funds	117,023	—	—	117,023
Commercial paper	16,898	—	(1)	16,897
Corporate debt securities	3,306	—	(1)	3,305
Total cash and cash equivalents	$181,726	$—	$(2)	$181,724
Marketable securities:
Commercial paper	$34,978	$—	$(10)	$34,968
U.S. government and agency securities	85,309	1	(88)	85,222
Corporate debt securities	53,172	4	(38)	53,138
Total marketable securities	$173,459	$5	$(136)	$173,328

The amortized cost and estimated fair value of our available-for-sale marketable securities by contractual maturity are summarized below as of September 30, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mature in one year or less	$249,289	$1	$(2,079)	$247,211
Mature after one year through two years	25,087	—	(675)	24,412
Total available-for-sale marketable securities	$274,376	$1	$(2,754)	$271,623

For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related. As of September 30, 2022, there were no investments in our portfolio that were other-than-temporarily impaired.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$57,954	$—	$—	$57,954
Commercial paper	—	32,571	—	32,571
U.S. government and agency securities	—	34,550	—	34,550
Corporate debt securities	—	997		997
Total cash and cash equivalents	57,954	68,118	—	126,072
Marketable securities:
Commercial paper	—	49,634	—	49,634
U.S. government and agency securities	—	149,853	—	149,853
Corporate debt securities	—	72,136	—	72,136
Total marketable securities	—	271,623	—	271,623
Total fair value of assets	$57,954	$339,741	$—	$397,695
Liabilities:
Contingent value rights liability	$—	$—	$32,930	$32,930
Contingent consideration liability	—	—	4,040	4,040
Total fair value of liabilities	$—	$—	$36,970	$36,970

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$161,522	$—	$—	$161,522
Commercial paper	—	16,897	—	16,897
Corporate debt securities	—	3,305	—	3,305
Total cash and cash equivalents	161,522	20,202	—	181,724
Marketable securities:
Commercial paper	—	34,968	—	34,968
U.S. government and agency securities	—	85,222	—	85,222
Corporate debt securities	—	53,138	—	53,138
Total marketable securities	—	173,328	—	173,328
Total fair value of assets	$161,522	$193,530	$—	$355,052
Liabilities:
Contingent value rights liability	$—	$—	$34,591	$34,591
Contingent consideration liability	—	—	5,160	5,160
Total fair value of liabilities	$—	$—	$39,751	$39,751

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

The following table presents a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Contingent Value Rights Liability	Contingent Consideration Liability
Balance at December 31, 2021	$34,591	$5,160
Net change in fair value upon remeasurement	5,839	(1,120)
Payment of contingent value rights liability	(7,500)	—
Balance at September 30, 2022	$32,930	$4,040

The fair values of the CVR and contingent consideration liabilities are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the CVR and the contingent consideration liabilities, we used the income approach, primarily discounted cash flow models. The discounted cash flow models require the use of significant judgment, estimates and assumptions, including estimated revenues and costs, the probability of technical and regulatory success, and discount rates. The fair value of the CVR liability decreased during the nine months ended September 30, 2022 by $1.7 million. The decrease primarily resulted from a payment of $7.5 million to the CVR holders in the second quarter of 2022, partially offset by a net increase from remeasuring the CVR liability at fair value. The payment to the CVR holders resulted from a development milestone recognized in the fourth quarter of 2021 under the license agreement with Merck for MK-5890. The CVR liability increased in the third quarter of 2022 from remeasuring the value of our preferred shares in Sairopa at estimated fair value, as a result of the expectation that Sairopa might execute a license agreement for its SIRPa inhibitor ADU-1805. Sairopa executed a license agreement with Exelixis, Inc. in November 2022. This increase was partially offset by a decrease in the contingent consideration liability due to higher discount rates in 2022 driven by changes in market interest rates, which lowered the present value of future cash flows. We will hold the shares in Sairopa until there is a liquidation event, at which time, in accordance with the CVR agreement, 50% of any net proceeds will accrue to the benefit of the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. Refer to Note 10 “Equity Method Investment” for more information.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Research and lab equipment	$3,167	$3,366
Computer equipment and software	1,613	1,497
Furniture and fixtures	1,340	1,224
Leasehold improvements	17,023	16,976
Total property and equipment	23,143	23,063
Total accumulated depreciation	(6,316)	(4,128)
Property and equipment, net	$16,827	$18,935

Depreciation and amortization expense for property and equipment for both the three months ended September 30, 2022 and 2021 was $0.8 million, and was $2.5 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. Approximately $2.3 million of our property and equipment, net as of September 30, 2022 is located in Canada.

7. Goodwill and Intangible Assets

Goodwill

The gross carrying amount and net book value of goodwill was $0.1 million at September 30, 2022, all of which resulted from the Merger. We test goodwill for impairment on an annual basis or more frequently if an impairment indicator exists. To determine if an impairment has occurred, we perform a quantitative test in which the fair value of a single reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, we record an impairment loss equal to that difference.

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$3,145	$23,540
In-place lease	1,433	253	1,180
Total intangible assets with finite lives	28,118	3,398	24,720
Acquired in-process research & development ("IPR&D") assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$3,398	$61,270

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$1,968	$24,717
In-place lease	1,433	141	1,292
Total intangible assets with finite lives	28,118	2,109	26,009
Acquired IPR&D assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$2,109	$62,559

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over periods of 9 to 17 years, with an original weighted average period of 16.7 years, and the amortization expense is recorded in operating expenses. We test our acquired IPR&D assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

Amortization expense was $0.4 million for both the three months ended September 30, 2022 and 2021, and was $1.3 million for both the three and nine months ended September 30, 2022 and 2021. Based on finite-lived intangible assets recorded as of September 30, 2022, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022 (remaining three months)	$433
2023	1,733
2024	1,733
2025	1,733
2026	1,733
Thereafter	17,355

8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Research and development costs	$16,927	$8,397
Compensation and benefits	7,811	6,455
Sublease rent and security deposit	249	1,067
Business taxes and licensing fees	—	421
Consulting and outside services	576	424
Other	20	340
Total accrued and other current liabilities	$25,583	$17,104

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

We account for the investment in SanReno in accordance with the provisions of ASC Topic 321, Investments – Equity Securities, and elect to use the measurement alternative therein. As such, the investment is valued at $41.2 million as of September 30, 2022, which was the total of the aggregate cost value of the 40.0 million preferred shares in SanReno received by us on the date of the closing of the formation of SanReno and the grant date value of the warrant. The investment will be re-measured upon future observable price changes(s) in orderly transaction(s) or upon impairment, if any. There were no impairments of this investment during the three and nine months ended September 30, 2022.

Pursuant to the terms of the Series A preferred stock, we are entitled to non-cumulative dividends at 8% of our initial investment, payable when and if declared by the board of directors of SanReno. Dividends from our investment in equity securities, if declared, are reflected in the consolidated statements of operations and comprehensive loss. There were no dividends declared during the three and nine months ended September 30, 2022.

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

As of September 30, 2022, we own a 36% interest in Sairopa. We determined that we have the ability to exercise significant influence over Sairopa but do not have a controlling interest. Therefore, the investment in Sairopa was accounted for using the equity method. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, and participation in policy-making decisions. The Sairopa Investors provided an initial capitalization of 12.5 million Euros. We recorded the equity method investment at $10.0 million, which is the fair value of the equity received by us in exchange for the non-renal assets.

Our equity method investment was recorded at cost at inception and is adjusted each period for our share of the investee’s income or loss, which is reported in our consolidated statements of operations and comprehensive loss on a one quarter lag. Our equity method investment is also adjusted each period for gains or losses from changes in our ownership interest in Sairopa, if any. We recorded a gain of $1.1 million in our equity method investment in the third quarter of 2022 resulting from changes in our ownership interest in Sairopa due to additional shares issued by Sairopa. We assess our equity method investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.

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

The estimated standalone selling price for the Technology Transfers was determined by estimating the costs of satisfying the performance obligation, plus an appropriate margin for such services. Pursuant to the China License Agreement, SanReno will reimburse the manufacturing and supply services at cost plus a mark-up and will reimburse the opt-in global studies at cost, which represent pass-through fees from third-party vendors, including clinical research organization. Revenue attributable to the manufacturing and supply services and opt-in global studies will be recognized as incurred. For the three months ended September 30, 2022, we recognized revenue of $0.6 million under the China License Agreement for costs reimbursed related to manufacturing and supply services. For the nine months ended September 30, 2022, we recognized revenue of $3.7 million under the China License Agreement for costs reimbursed related to opt-in global studies and manufacturing and supply services.

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

The potential progress-dependent cash milestone payment that we are eligible to receive was excluded from the total transaction price, as the milestone amount is fully constrained based on the probability of achievement. Accordingly, any future milestone payment received under the agreement will be recorded upon or over a period following receipt. Further, we will apply the exception under ASC Topic 606 for variable consideration related to sales-or-usage based royalties received in exchange for licensed intellectual property associated with atrasentan, therefore the royalties are not included in the transaction price until the licensee sells product. No progress-dependent milestone payments and royalties were earned during the three and nine months ended September 30, 2022.

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

We did not recognize any milestone payments for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, we did not have any payable or receivable balances associated with the License Agreement.

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

Eli Lilly and Company

In connection with the Merger, we assumed an ongoing research collaboration and exclusive license agreement with Eli Lilly and Company (“Lilly”) for the research and development of novel immunotherapies for autoimmune and other inflammatory diseases. Our only remaining performance obligation under the agreement was to perform research services through 2021, for which we were reimbursed up to a specified amount. We are eligible to receive future contingent milestone payments of up to approximately $463.0 million per licensed product and tiered royalties on net sales at percentages in the single digits. We determined that the potential milestone payments are not considered probable of being achieved and, accordingly, such milestones will be recognized as revenue when earned. In the third quarter of 2022, we recognized revenue of $1.9 million upon notification of the achievement of a development milestone under the terms of the collaboration agreement with Lilly.

For the three and nine months ended September 30, 2022, we recognized revenue of $1.9 million under the Lilly agreement. For the three and nine months ended September 30, 2021, we recognized revenue of less than $0.1 million and $0.4 million, respectively, under the Lilly agreement.

12. Commitments and Contingencies

Leases

We have a total of four operating leases as of September 30, 2022 with remaining lease terms of approximately 4 to 7 years.

In June 2021, we entered into a sublease agreement for office space in Seattle, Washington (“Seattle Sublease”), which we use as our corporate headquarters. The Seattle Sublease commenced on July 1, 2021 and continues for a period of 58 months. The aggregate estimated base rent payments due over the remaining term of the Seattle Sublease is approximately $4.5 million.

As of September 30, 2022, we are subleasing approximately 112,000 square feet in one of our facilities. Sublease income was $2.0 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, which was netted against rent expense and is recorded as a component of general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. Sublease income was $6.0 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively, which was netted against rent expense. Total sublease income to be earned, in aggregate, will be approximately $59.1 million over the remaining term of the sublease agreement.

We maintain a letter of credit as security for a facility lease that expires in 2029. The letter of credit is collateralized by a certificate of deposit in the amount of $1.8 million, which is classified as long-term restricted cash in our condensed consolidated balance sheet as of September 30, 2022. Additionally, we maintain a letter of credit as a security deposit for a facility lease that expires in 2026. The letter of credit is collateralized by a certificate of deposit in the amount of $0.3 million, which is classified as long-term restricted cash in our condensed consolidated balance sheet as of September 30, 2022.

The maturity of our operating lease liabilities as of September 30, 2022 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2022 (remaining three months)	$1,892
2023	7,655
2024	7,810
2025	7,969
2026	7,117
Thereafter	18,891
Total undiscounted lease payments	51,334
Present value adjustment	(10,765)
Total net lease liability	$40,569
Net lease liability – current	$4,810
Net lease liability – non-current	35,759
Total net lease liability	$40,569

Rent expense recognized for operating leases was $2.4 million for both the three months ended September 30, 2022 and 2021, and was $7.1 million and $6.4 million for the nine months ended September 30, 2022 and 2021, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $0.8 million and less than $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and were $2.4 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively.

The following summarizes additional information related to our operating leases:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease terms (in years)
Operating leases	6.7	7.4
Weighted-average discount rate
Operating leases	7.4%	7.5%

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

We evaluated the Pre-Funded Warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Pre-Funded Warrants did not meet the definition of liability instruments. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the share of common stock with which they were issued, are immediately exercisable, do not include repurchase rights, cash settlement, or other put provisions, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return. We valued the Pre-Funded Warrants to purchase 1.1 million shares of common stock at an aggregate value of $15.0 million. The value of $13.9999 per pre-funded warrant was measured on the grant date based on the common stock price in the underwritten public offering of $14.00 per share, less the $0.0001 per share exercise price of the warrant. As of September 30, 2022, none of the Pre-Funded Warrants have been exercised. Additionally, as of September 30, 2022, none of the 3.6 million pre-funded warrants to purchase common stock, issued in connection with the November 2021 public offering, have been exercised. Refer to Note 13 “Common Stock” in our Annual Report on Form 10-K for more information.

At-the-Market Sales Agreement

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”), with Cantor Fitzgerald & Co. and SVB Securities LLC, previously known as SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Securities LLC. Additionally, in November 2022, we amended the 2021 Sales Agreement to provide for offerings of up to $150.0 million. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. In the first quarter of 2021, we sold 2.2 million shares for $33.9 million in net proceeds under the 2021 Sales Agreement and in the third quarter of 2022, we sold 0.9 million shares for $18.8 million in net proceeds under the 2021 Sales Agreement. As of November 10, 2022, we have $150.0 million remaining under the 2021 Sales Agreement, which is subject to the continued effectiveness of our automatic shelf registration statement on Form S-3 ASR (Registration No. 333-265168), or upon an effective replacement shelf registration statement.

Restricted Stock Awards (“RSAs”)

The following table summarizes RSA activity:

	RSAs Outstanding
	Number of RSAs (in thousands)	Weighted- Average Grant Date Fair Value Per Share

Balance—December 31, 2021	99	$0.00034
Vested	(68)	0.00034
Cancelled or forfeited	(6)	0.00034
Balance—September 30, 2022	25	$0.00034

The fair value of RSAs vested during both the nine months ended September 30, 2022 and 2021 was $1.1 million.

14. Stock-Based Compensation

Equity Incentive Plans

In February 2019, Private Chinook adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Merger, we assumed Aduro’s two equity incentive plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan,” and collectively the “Aduro Plans” and together with the 2019 Plan, the “Plans”). No additional grants may be made from the 2009 Plan; however, shares subject to awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan. As of September 30, 2022 and December 31, 2021, there were 1.5 million and 1.4 million shares available for future grant, respectively.

In connection with the Merger, we assumed Aduro’s 2015 employee stock purchase plan (“2015 ESPP”). As of September 30, 2022 and December 31, 2021, there were 1.2 million and 0.7 million shares available for future issuance under the 2015 ESPP, respectively.

During the third quarter of 2022, our board of directors approved the 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”). We reserved 1.5 million shares of our common stock for issuance pursuant to awards to be granted under the 2022 Inducement Plan. The terms of the 2022 Inducement Plan are substantially similar to the terms of the Plans with the exception that awards may only be made to an employee who has not previously been an employee or member of our board of directors if the award is in connection with commencement of employment. As of September 30, 2022, 1.5 million shares are available for future issuance under the 2022 Inducement Plan.

Stock option activity under the Plans is set forth below:

	Number of Shares Underlying Options (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2021	5,842	$12.73	$7.00	$34,928
Granted	2,233	14.02
Exercised	(429)	7.08
Canceled or forfeited	(608)	12.94
Balance—September 30, 2022	7,038	$13.46	$7.35	$54,520
Options exercisable—September 30, 2022	3,000	$14.21	$5.38	$27,201
Options vested and expected to vest—September 30, 2022	7,038	$13.46	$7.35	$54,520

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of September 30, 2022. Options for 0.4 million and 0.3 million shares of our common stock were exercised during the nine months ended September 30, 2022 and 2021, respectively, with an intrinsic value of $3.8 million and $2.9 million, respectively.

Restricted stock unit (“RSU”) activity under the Plans is set forth below:

	RSUs Outstanding
	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2021	823	$14.76
Granted	890	14.78
Vested	(181)	15.12
Cancelled or forfeited	(124)	14.77
Balance—September 30, 2022	1,408	$14.72

The total fair value of RSUs that vested in the nine months ended September 30, 2022 and 2021 was $2.7 million and $0.4 million, respectively. The fair value of RSUs is determined on the date of grant based on the market price of our common stock on that date.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Assumptions:
Expected term (in years)	6.3	6.2	6.2	6.1
Volatility	76.2%	77.6%	77.5%	79.0%
Risk-free interest rate	3.1%	1.0%	2.1%	0.8%
Dividend yield	—	—	—	—

	Nine Months Ended September 30,
	2022	2021
Fair Value:
Weighted-average grant date fair value per share	$9.65	$10.53

The weighted-average assumptions used to estimate the fair value of our common stock to be issued under the 2015 ESPP using a Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Assumptions:
Expected term (in years)	—	—	0.5	0.5
Volatility	0.0%	0.0%	57.1%	60.9%
Risk-free interest rate	0.0%	0.0%	1.5%	0.0%
Dividend yield	—	—	—	—

	Nine Months Ended September 30,
	2022	2021
Fair Value:
Weighted-average grant date fair value per share	$4.29	$5.36

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,869	$1,522	$7,409	$4,282
General and administrative	2,450	1,765	6,939	5,078
Total stock-based compensation expense	$5,319	$3,287	$14,348	$9,360

Total unrecognized stock-based compensation expense and the expected period over which such expense will be recognized are as follows ($ in millions):

As of September 30, 2022
Stock options
Unrecognized stock compensation expense	$33.2
Weighted-average remaining vesting period (years)	2.7
RSU
Unrecognized stock compensation expense	$16.1
Weighted-average remaining vesting period (years)	2.1
ESPP
Unrecognized stock compensation expense	$0.1
Weighted-average remaining vesting period (years)	0.1

15. Income Taxes

No income tax benefit or expense was recorded for the three and nine months ended September 30, 2022. We recorded income tax benefit of $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. Our effective tax rate was 1.5% and 1.1% for the three and nine months ended September 30, 2021. Our effective tax rate is lower than the statutory tax rate of 21% primarily due to us maintaining a full valuation allowance against our net deferred tax assets, offset by deferred tax benefits associated with the sale of certain non-renal assets.

16. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by us (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(55,979)	$(30,696)	$(125,311)	$(110,482)
Denominator:
Weighted-average shares outstanding	67,814	44,797	62,794	43,722
Less: weighted-average unvested restricted shares and shares subject to repurchase	(35)	(136)	(58)	(159)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	67,779	44,661	62,736	43,563
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.69)	(2.00)	(2.54)

As of September 30, 2022, 3.6 million and 1.1 million pre-funded warrants to purchase common stock, issued in connection with the November 2021 public offering and the May 2022 public offering, respectively, were included in the weighted-average shares outstanding used in the calculation of basic and diluted net loss per share. Refer to Note 13 “Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022 and Note 13 “Common Stock” for more information.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested RSUs	1,408	902	1,408	902
Unvested RSAs	25	124	25	124
Options to purchase common stock	7,038	6,209	7,038	6,209
Total	8,471	7,235	8,471	7,235

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

Overview

Chinook is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, a potent and selective endothelin A receptor antagonist. We are currently conducting the phase 3 ALIGN trial of atrasentan for IgA nephropathy, or IgAN, and the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. We most recently presented interim data from the IgAN patient cohort of the AFFINITY trial at the American Society of Nephrology, or ASN, Kidney Week in November 2022. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in development for patients with IgAN. We most recently presented interim results from the ongoing phase 1/2 trial at ASN Kidney Week in November 2022. We plan to maintain commercial rights for atrasentan and BION-1301 in North America and possibly Europe. In November 2021, we established SanReno, a joint venture to develop, manufacture and commercialize kidney disease therapies in mainland China, Hong Kong, Macau, Taiwan and Singapore. We believe that a strong local presence in East Asia may allow us to accelerate the clinical development and maximize the commercial potential of atrasentan and BION-1301 in the region. Our third product candidate is CHK-336, an oral small molecule LDHA inhibitor for the treatment of primary and idiopathic hyperoxaluria that is currently in a phase 1 clinical trial in healthy volunteers. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights from kidney single cell RNA sequencing, human-derived organoids and new translational models, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways. To support these efforts, we have an ongoing strategic collaboration with Evotec SE, or Evotec, to jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, polycystic kidney disease, or PKD, and other primary glomerular diseases.

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

Atrasentan

Our lead product candidate is atrasentan, a potent and selective endothelin A receptor antagonist that we are developing for the treatment of proteinuric glomerular diseases. In March 2021 we initiated a phase 3 trial of atrasentan called ALIGN for IgAN, and in April 2021 we initiated a phase 2, basket trial called AFFINITY for proteinuric glomerular diseases.

IgAN is the leading cause of primary glomerulonephritis worldwide, with an estimated incidence of 1.29 per 100,000 individuals per year in the United States. The global incidence of IgAN is approximately 2.5 per 100,000 individuals per year. Variations in disease incidence and prevalence are, in part, due to regional differences in urine screening, referral patterns and indications for biopsy.

IgAN is associated with progressive loss of kidney function leading to end-stage kidney disease, or ESKD, in approximately 30% to 45% of IgAN patients over 20 to 25 years, representing a significant unmet need for new treatment options. Galactose-deficient immunoglobulin A1, or Gd-IgA1, is recognized as a critical autoantigen to which IgAN patients develop circulating autoantibodies, resulting in the formation and deposition of immune complexes in the glomeruli of the kidney. This process initiates an inflammatory cascade that damages the glomeruli, resulting in proteinuria or hematuria. Ultimately the filtration function of the kidney is impaired, reducing the ability to remove waste products from the blood. As the disease progresses, these waste products accumulate and can result in potentially life-threatening complications that often lead to the need for dialysis or kidney transplant. Sustained proteinuria is the most widely studied and the strongest predictor for the rate of progression to ESKD in IgAN.

Activation of the endothelin A receptor, or ETA receptor, has been implicated as a key driver of proteinuria, renal cell injury, including podocyte dysfunction and mesangial cell activation, along with promoting kidney inflammation and fibrosis, all resulting in the progression of IgAN. Atrasentan, by blocking ETA, has the potential to provide benefit in multiple chronic kidney diseases by reducing proteinuria and having direct anti-inflammatory and anti-fibrotic effects to preserve kidney function. We in-licensed atrasentan in December 2019 from AbbVie, which previously developed atrasentan for diabetic kidney disease through multiple clinical trials, including the phase 3 SONAR trial conducted in over 5,000 diabetic kidney disease patients. We presented new preclinical data elucidating the mechanism of action of atrasentan in IgAN at multiple nephrology congresses in 2021 and 2022, including most recently at ASN Kidney Week in November 2022. In preclinical studies, atrasentan rapidly reduced albuminuria and downregulated intra-renal transcriptional proliferative, inflammatory and fibrotic signaling in the gddY mouse IgAN model. The data also showed that atrasentan attenuated human renal mesangial cell activation induced by endothelin-1 or IgAN patient immune-derived immune complexes in a translational model system. Additionally, preclinical data was presented at ASN Kidney Week in November 2022 on single-cell RNA-seq of a mouse model of IgAN, revealing a prominent expansion of failed repair proximal tubular epithelial cells, which was reversed by atrasentan but not ACE inhibition.

Based on the encouraging data from SONAR and strong mechanistic rationale, in March 2021 we initiated the phase 3 ALIGN trial of atrasentan in patients with IgAN at high risk of kidney function decline. We chose IgAN as the lead indication for evaluation of atrasentan due to the role of endothelin activation and proteinuria in disease progression, potential improved tolerability of atrasentan in this patient population, high unmet need and the possibility of submitting a new drug application, or NDA, seeking accelerated approval based on surrogate endpoints, including proteinuria. In April 2021 we initiated the phase 2 AFFINITY trial in proteinuric glomerular diseases, including cohorts of patients with lower proteinuria IgAN, focal segmental glomerosclerosis, or FSGS, and Alport syndrome, as well as diabetic kidney disease combined with sodium glucose co-transporter 2, or SGLT2, inhibitors, such as canagliflozin or dapagliflozin, which have recently been shown to provide clinical benefit in patients with multiple types of chronic kidney disease.

We most recently presented interim data from the IgAN patient cohort of the AFFINITY trial in a poster presentation at ASN Kidney Week in November 2022 demonstrating consistent and clinically meaningful proteinuria reductions at weeks six, 12 and 24 of treatment in patients with IgAN already on a maximally tolerated and stable dose of a RAS inhibitor. Specifically, atrasentan demonstrated mean reductions in 24-hour urine protein creatinine ratio, or UPCR, of 38.1% at six weeks of treatment, 48.3% at 12 weeks of treatment and 54.7% at 24 weeks of treatment. After 24 weeks of treatment, 15 of the 19 patients (79%) who had completed this visit had greater than a 40% reduction in proteinuria. Atrasentan was well-tolerated, with no treatment-related serious or severe adverse events. The mean treatment duration was 45 weeks, with time on treatment ranging from 13 to 52 weeks. There were no meaningful changes in blood pressure or acute eGFR effects, suggesting proteinuria reductions were not primarily due to hemodynamic effects of atrasentan. There were no increases in brain natriuretic peptide, or BNP, or mean bodyweight, suggesting minimal fluid retention.

We expect to present additional data from the AFFINITY trial during 2023. Enrollment of the phase 3 ALIGN trial of atrasentan continues to advance at more than 160 sites in 21 countries. We expect to report topline data from the six-month interim proteinuria endpoint analysis in the third quarter of 2023 to potentially support an application for accelerated approval under Subpart H in the United States.

BION-1301

We are also developing BION-1301, an investigational humanized IgG4 monoclonal antibody that blocks APRIL, a soluble factor that is believed to be implicated in IgAN and other indications, from binding to its receptors.

A phase 1/2 clinical trial of BION-1301 is currently underway. Parts 1 and 2 of this trial evaluating the safety and tolerability of BION-1301 in healthy volunteers have been completed, and Part 3 of this trial evaluating BION-1301 in patients with IgAN is ongoing. We most recently presented interim data from Cohorts 1 and 2 of Part 3 of this trial at ASN Kidney Week in November 2022. Patients in Cohort 1 started treatment at an intravenous, or IV, BION-1301 dose of 450 mg every two weeks, and after at least 24 weeks of treatment, all patients transitioned to subcutaneous, or SC, dosing at 600 mg every two weeks. In Cohort 2, patients started treatment at an SC BION-1301 dose of 600 mg every two weeks. In both cohorts, patients can receive treatment for up to a total of two years.

The data presented at ASN demonstrated BION-1301’s disease-modifying potential in IgAN by generating rapid and durable reductions in mechanistic biomarkers and corresponding clinically meaningful proteinuria reductions within three months of initiating treatment, which was consistent across both cohorts. In Cohort 1, reductions in IgA and Gd-IgA1 were maintained beyond 52 weeks of treatment. Reductions in IgM, and to a lesser extent IgG, were also observed. In Cohort 1, BION-1301 demonstrated mean reductions in 24-hour UPCR of 30.4% in seven patients at 12 weeks of treatment, 48.8% in all eight patients at 24 weeks of treatment, 66.9% in all eight patients at 52 weeks of treatment, 67.4% in four patients at 76 weeks of treatment and 71.0% in two patients at 100 weeks of treatment. In Cohort 2, SC BION-1301 treatment resulted in rapid and sustained reductions in IgA and Gd-IgA1, IgM, and to a lesser extent IgG, through 24 weeks of treatment, highly consistent with Cohort 1. BION-1301 also demonstrated mean reductions in 24-hour UPCR of 28.7% in 15 patients at 12 weeks of treatment and 53.8% in 9 patients at 24 weeks of treatment, similar to reductions observed at the same timepoints in Cohort 1. In both cohorts, BION-1301 was well-tolerated, with no serious adverse events or treatment discontinuations due to adverse events and no anti-drug antibodies observed.

Based on the strong and consistent data generated to date in the ongoing phase 1/2 study, we plan to advance BION-1301 into phase 3 with the current Cohort 2 dose of 600 mg SC every two weeks. We are currently finalizing our trial design, conducting site and country feasibility and pursuing regulatory interactions, with a plan of initiating a global phase 3 trial of BION-1301 in 2023. We also have received orphan drug designation for BION-1301 for the treatment of primary IgAN from the European Commission.

CHK-336

Our third product candidate is CHK-336, a liver-targeted oral small molecule lactate dehydrogenase, or LDHA, inhibitor, which we are developing for the treatment of primary hyperoxaluria, or PH, and idiopathic hyperoxaluria. Hyperoxalurias, including PH, are diseases caused by excess oxalate, a potentially toxic metabolite typically filtered by the kidneys and excreted as a waste product in urine. Symptoms of PH include recurrent kidney stones, which when left untreated, can result in kidney failure requiring dialysis or dual kidney/liver transplantation. In patients with hyperoxalurias, excess oxalate combines with calcium to form calcium oxalate crystals that deposit in the kidney, resulting in the formation of painful kidney stones and driving progressive kidney damage over time. PH1, PH2 and PH3 are a group of ultra-rare diseases caused by genetic mutations that result in excess oxalate, and in their most severe forms, can lead to ESKD at a young age. We are currently conducting a phase 1 single ascending dose and multiple ascending dose clinical trial of CHK-336 in healthy volunteers, and data from this trial is expected in the first half of 2023. We presented a poster on CHK-336 at ASN Kidney Week in November 2022, demonstrating preclinical efficacy in PH1 and PH2 mouse models, and describing the potential for benefit in non-genetic hyperoxalurias caused by oxalate overproduction. We have also received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH.

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

SanReno Therapeutics

In November 2021, we entered into a License Agreement with SanReno, or the China License Agreement. The China License Agreement includes the transfer of intellectual property rights in the form of a development and commercialization license in the Territory; manufacturing and supply services; and participation in opt-in global studies with the collaboration party. The terms of the China License Agreement also include potential payment to us for the following: progress-dependent milestone payment; royalties on the net sales of a licensed product and reimbursement for certain expenses incurred. As of September 30, 2022, these potential payments are not considered probable of being achieved and they relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

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

Gain on Sale of Assets to Equity Method Investment

We entered into an agreement with Sairopa B.V., or Sairopa, to acquire certain of our non-renal assets in exchange for preferred stock in Sairopa during the second quarter of 2021. The sale of the non-renal assets to Sairopa resulted in a $7.2 million gain, which is the difference between the fair value of the equity received and the carrying value of the non-renal assets. The gain is reported in our condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2021.

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

Equity Method Investment Gain (Loss)

Equity method investment gain (loss) represents our share of net loss of the Sairopa investment, which is reported in our condensed consolidated statements of operations and comprehensive loss on a one quarter lag. Additionally, equity method investment gain (loss) includes gains or losses of our equity method investment due to changes in our ownership interest, if any.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
	(In thousands)
Collaboration and license revenue	$2,501	$4	$2,497
Operating expenses:
Research and development	$41,984	$23,573	$18,411
General and administrative	10,023	6,847	3,176
Change in fair value of contingent consideration and contingent value rights liabilities	7,741	167	7,574
Amortization of intangible assets	431	423	8
Total operating expenses	60,179	31,010	29,169
Loss from operations	(57,678)	(31,006)	(26,672)
Other income (expense), net	1,690	(69)	1,759
Loss before income taxes and equity method investment gain (loss)	(55,988)	(31,075)	(24,913)
Income tax benefit	—	463	(463)
Equity method investment gain (loss)	9	(84)	93
Net loss	$(55,979)	$(30,696)	$(25,283)

Collaboration and License Revenue

Total revenue was $2.5 million for the three months ended September 30, 2022, an increase of $2.5 million compared to less than $0.1 million for the three months ended September 30, 2021. The increase was due to revenue recognized in the 2022 period related to a development milestone of $1.9 million recognized under our collaboration agreement with Eli Lilly and Company, or Lilly, and services provided under our license agreement with SanReno.

Research and Development Expenses

The following tables summarize our research and development expenses by program and by category incurred during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(In thousands)
Product Candidates
Atrasentan	$16,865	$10,753	$6,112
BION-1301	11,160	3,148	8,012
CHK-336	1,484	2,062	(578)
Other discovery, research and development programs	3,222	3,820	(598)
Subtotal	32,731	19,783	12,948
Stock-based compensation expense	2,869	1,522	1,347
Facility and depreciation costs	1,785	1,235	550
Other general research and development expenses	4,599	1,033	3,566
Total research and development expenses	$41,984	$23,573	$18,411

	Three Months Ended September 30,
	2022	2021	Change
	(In thousands)
Licensing and contract research and manufacturing	$21,189	$10,796	$10,393
Employee-related costs	11,045	6,537	4,508
Supplies used in research and development	792	948	(156)
Stock-based compensation expense	2,869	1,522	1,347
Facility and depreciation costs	1,785	1,235	550
Consulting and outside services	3,061	2,216	845
Other	1,243	319	924
Total research and development expenses	$41,984	$23,573	$18,411

Research and development expenses were $42.0 million for the three months ended September 30, 2022, an increase of $18.4 million compared to $23.6 million for the three months ended September 30, 2021. The increase in research and development expenses was primarily due to an increase in licensing and contract research and manufacturing costs; higher employee-related costs, including salaries, benefits and stock-based compensation expense; increased spending for consulting and outside services costs; and an increase in facilities and other costs to continue the progression of our research and clinical programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(In thousands)
Consulting and outside services	$3,074	$1,944	$1,130
Employee-related costs	3,315	2,212	1,103
Stock-based compensation expense	2,450	1,765	685
Facility and depreciation costs	184	376	(192)
Other	1,000	550	450
Total general and administrative expenses	$10,023	$6,847	$3,176

General and administrative expenses were $10.0 million for the three months ended September 30, 2022, an increase of $3.2 million compared to $6.8 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expense resulting from new grants and higher consulting and outside services costs to support our operations.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities expense was $7.7 million for the three months ended September 30, 2022, an increase of $7.6 million compared to $0.2 million the three months ended September 30, 2021. The increase primarily resulted from remeasuring the value of our preferred shares in Sairopa at estimated fair value, as a result of the expectation that Sairopa might execute a license agreement for its SIRPa inhibitor, ADU-1805. Sairopa executed a license agreement with Exelixis, Inc. in November 2022. This increase was partially offset by a decrease in the contingent consideration liability due to higher discount rates in 2022 driven by changes in market interest rates, which lowered the present value of future cash flows.

Amortization of intangible assets

Amortization of intangible assets expense was $0.4 million for both the three months ended September 30, 2022 and 2021 and was related to normal amortization of finite-lived intangible assets acquired in the Merger.

Benefit for income taxes

We recorded a benefit for income taxes of $0.5 million for the three months ended September 30, 2021, primarily resulting from deferred tax benefits related to foreign exchange losses of our wholly-owned subsidiaries in the Netherlands.

Equity method investment gain (loss)

Equity method investment gain (loss) decreased by $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to a gain of $1.1 million recorded in the third quarter of 2022, which resulted from changes in our ownership interest in Sairopa due to additional shares issued by Sairopa. This decrease was offset by $1.0 million for our share of net losses in the Sairopa investment, net of any taxes.

Comparison of the Nine months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
	(In thousands)
Collaboration and license revenue	$5,616	$389	$5,227
Operating expenses:
Research and development	98,259	72,057	26,202
General and administrative	26,526	24,158	2,368
Change in fair value of contingent consideration and contingent value rights liabilities	4,719	21,563	(16,844)
Amortization of intangible assets	1,289	1,265	24
Total operating expenses	130,793	119,043	11,750
Gain on sale of assets to equity method investment	—	7,227	(7,227)
Loss from operations	(125,177)	(111,427)	(13,750)
Other income (expense), net	2,362	(175)	2,537
Loss before income taxes and equity method investment loss	(122,815)	(111,602)	(11,213)
Income tax benefit	—	1,204	(1,204)
Equity method investment loss	(2,496)	(84)	(2,412)
Net loss	$(125,311)	$(110,482)	$(14,829)

Collaboration and License Revenue

Total revenue was $5.6 million for the nine months ended September 30, 2022, an increase of $5.2 million compared to $0.4 million for the nine months ended September 30, 2021. The increase was primarily due to $3.7 million revenue recognized in the 2022 period related to services provided under our license agreement with SanReno and due to a development milestone of $1.9 million recognized under our collaboration agreement with Lilly.

Research and Development Expenses

The following tables summarize our research and development expenses by program and by category incurred during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(In thousands)
Product Candidates
Atrasentan	$40,654	$29,807	$10,847
BION-1301	20,085	9,323	10,762
CHK-336	5,593	7,092	(1,499)
Other discovery, research and development programs	9,555	14,129	(4,574)
Subtotal	75,887	60,351	15,536
Stock-based compensation expense	7,409	4,282	3,127
Facility and depreciation costs	4,801	2,746	2,055
Other general research and development expenses	10,162	4,678	5,484
Total research and development expenses	$98,259	$72,057	$26,202

	Nine Months Ended September 30,
	2022	2021	Change
	(In thousands)

Licensing and contract research and manufacturing	$43,640	$37,880	$5,760
Employee-related costs	30,086	17,581	12,505
Supplies used in research and development	1,697	2,380	(683)
Stock-based compensation expense	7,409	4,282	3,127
Facility and depreciation costs	4,801	2,746	2,055
Consulting and outside services	7,851	6,237	1,614
Other	2,775	951	1,824
Total research and development expenses	$98,259	$72,057	$26,202

Research and development expenses were $98.3 million for the nine months ended September 30, 2022, an increase of $26.2 million compared to $72.1 million for the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expense; an increase in licensing and contract research and manufacturing costs; an increase in facilities and other costs to continue the progression of our research and clinical programs; and increased spending for consulting and outside services costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(In thousands)
Consulting and outside services	$8,202	$7,195	$1,007
Employee-related costs	8,353	8,153	200
Stock-based compensation expense	6,939	5,078	1,861
Facility and depreciation costs	995	2,095	(1,100)
Other	2,037	1,637	400
Total general and administrative expenses	$26,526	$24,158	$2,368

General and administrative expenses were $26.5 million for the nine months ended September 30, 2022, an increase of $2.4 million compared to $24.2 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expense resulting from new grants and higher consulting and outside services costs to support our operations. These increases were offset by a decrease in facilities costs, which are allocable from general and administrative to research and development expenses based on headcount.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities expense was $4.7 million for the nine months ended September 30, 2022, a decrease of $16.8 million compared to $21.6 million for the nine months ended September 30, 2021. The decrease primarily resulted from a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck for MK-5890, which included the impact of Merck informing us in the second quarter of 2021 that they intended to explore the potential benefits of the product candidate MK-5890 in a phase 2 clinical study for a new indication, and a change in the fair value resulting from the sale of certain of our non-renal assets in exchange for preferred shares in Sairopa during the second quarter of 2021. The decrease was partially offset by a net increase in the CVR liability in the third quarter of 2022 from remeasuring the value of our preferred shares in Sairopa at estimated fair value, as a result of the expectation that Sairopa could enter into a license agreement, which was completed in November 2022.

Amortization of intangible assets

Amortization of intangible assets expense was $1.3 million for both the nine months ended September 30, 2022 and 2021, respectively, and was related to normal amortization of finite-lived intangible assets acquired in the Merger.

Gain on sale of assets to equity method investment

Gain on sale of assets to equity method investment decreased $7.2 million for the nine months ended September 30, 2022, resulting from the agreement to sell certain non-renal assets of ours in exchange for stock in Sairopa during the second quarter of 2021. The gain is the difference between the fair value of the equity received and the carrying value of the non-renal assets.

Benefit for income taxes

We recorded a benefit for income taxes of $1.2 million for the nine months ended September 30, 2021, primarily resulting from deferred tax benefits associated with the sale of certain non-renal assets and foreign exchange losses of our wholly-owned subsidiaries in the Netherlands.

Equity method investment loss

Equity method investment loss increased by $2.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to our share of net loss in the Sairopa investment, net of any taxes. This increase was offset by a $1.1 million gain recorded in the third quarter of 2022, which resulted from changes in our ownership interest in Sairopa due to additional shares issued by Sairopa.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had $397.7 million in cash, cash equivalents and marketable securities. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. We believe that our cash, cash equivalents and marketable securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months.

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

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Securities LLC, previously known as SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Securities LLC. Additionally, in November 2022, we amended the 2021 Sales Agreement to provide for offerings of up to $150.0 million. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. In the third quarter of 2022, we sold 0.9 million shares for $18.8 million in net proceeds under the 2021 Sales Agreement. As of November 10, 2022, we have $150.0 million remaining under the 2021 Sales Agreement.

Funding Requirements

We have not generated any revenue from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. As of September 30, 2022, our material cash requirements from known contractual and other obligations primarily relate to our contractual obligations related to our operating leases. For additional information on our operating lease commitments, refer to Note 12 “Commitments and Contingencies” in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(80,653)	$(80,243)
Investing activities	(102,466)	(34,899)
Financing activities	127,738	35,918
Effect of exchange rate changes	(271)	320
Net change in cash, cash equivalents, and restricted cash	$(55,652)	$(78,904)

Operating Activities

Net cash used in operating activities was $80.7 million for the nine months ended September 30, 2022, an increase of $0.4 million compared to $80.2 million for the nine months ended September 30, 2021. The increase was primarily due to an increased operating loss, primarily resulting from research and development and general and administrative spending, offset in part by changes in net working capital usage.

Investing Activities

Net cash used in investing activities was $102.5 million for the nine months ended September 30, 2022, an increase of $67.6 million compared to $34.9 million cash used for the nine months ended September 30, 2021. The increase in cash used was primarily due to purchases of marketable securities, net of proceeds from maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $127.7 million for the nine months ended September 30, 2022, an increase of $91.8 million compared to $35.9 million for the nine months ended September 30, 2021. The increase was primarily due to increased net proceeds from the sale of common stock in the May 2022 underwritten public offering and the at-the-market sales agreement, as well as an increase in proceeds from option exercises and the employee stock purchase plan. The increase was partially offset by $7.5 million paid to the CVR holders in the second quarter of 2022, which resulted from a development milestone recognized in the fourth quarter of 2021 under the license agreement with Merck for MK-5890.

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

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses identified in our internal control over financial reporting as of September 30, 2022, which our management views as an integral part of our disclosure controls and procedures.

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

(iii)

We integrated the accounting systems of Private Chinook and Aduro in 2021, and have updated our formal accounting policies, procedures and controls, including preparation and review of account reconciliations, review of journal entries and controls over period end financial reporting, as well as information technology general controls. During the second quarter of 2021, we implemented procedures for the preparation and review of reconciliations and journal entries, in addition to implementing procedures over several other areas that support our financial reporting. We will continue to enhance or modify these procedures and controls in future periods as needed. During the second quarter of 2022, we started using a third-party system to perform certain information technology general controls associated with our accounting general ledger, such as system user access reviews. Additionally, during the third quarter of 2022, we executed several controls associated with our accounting general ledger, such as reviews of underlying database user access, program change management, and password configurations.

(iv)

We have assigned responsibilities among our expanded staff to enable improved segregation of duties. Additionally, during the fourth quarter of 2021, we implemented a third-party system which is being leveraged in our procurement process and has contributed to certain automated system controls supporting segregation of duties within the procurement process. During the second quarter of 2022, we started using this system to perform certain information technology general controls associated with our procurement process, such as system user access reviews. Additionally, during the third quarter of 2022, we performed user access reviews and program change management reviews associated with this system. During the first half of 2022, we implemented user access reviews within and across several other systems that support our financial reporting, such as stock administration, payroll, and disbursements.

In addition to the items above, during the second quarter of 2021, we engaged a third-party service provider to complete an independent risk assessment of our internal control over financial reporting to evaluate sources of potential risks to our financial statements. This also included an assessment of key systems supporting financial reporting in order to improve the design and operating effectiveness of information technology general controls. As a result of this risk assessment, we identified and designed key controls across several processes supporting internal control over financial reporting and developed a workplan for remediation of the enhancements identified. During the first half of 2022, we engaged an additional third-party service provider to assess and provide feedback on the design of our controls within key process areas impacting financial reporting, including information technology general controls. We implemented relevant design feedback across several process areas during the second and third quarters of 2022 and implemented documentation enhancements related to control operation. During the first half of 2022, in collaboration with this third-party service provider, we evaluated key systems supporting financial reporting and implemented several information technology general controls across these systems, including user access provisioning, deprovisioning, and user access monitoring. We also continued the evaluation of systems and processes for proper segregation of duties during the second and third quarter of 2022.

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

The third quarter of 2022 remediation activities described above are changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $125.3 million for the nine months ended September 30, 2022. As September 30, 2022, we had an accumulated deficit of $357.1 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need to raise additional funding before we become profitable from any potential future sales of atrasentan or our other product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for atrasentan and other product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities held as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

In 2021, we hired additional accounting personnel with appropriate experience, certification, education and training as a component of our plans to remediate the material weaknesses. In 2022 we have performed several additional reviews in seeking to remediate the material weaknesses. To the extent that these remediation efforts are not successful, the material weaknesses identified may not be remediated and management may be required to record additional adjustments to our financial statements in the future.

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

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidates, atrasentan, a potent and selective endothelin receptor antagonist, and BION-1301, an anti-APRIL monoclonal antibody. With atrasentan, we are currently conducting the ALIGN phase 3 clinical trial for the treatment of IgAN and the phase 2 AFFINITY clinical trial for certain proteinuric glomerular diseases. With BION-1301, we are currently conducting a phase 1/2 clinical trial for the treatment of IgAN, and planning to initiate a phase 3 trial in 2023. We are also developing CHK-336 for the treatment of kidney stone disease, or hyperoxaluria, and have received rare pediatric disease designation from the FDA for CHK-336 for the treatment of primary hyperoxaluria. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of atrasentan and our other product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

•

effective investigational new drug applications, or INDs, and Clinical Trial Authorizations, or CTAs, that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before we can seek regulatory approvals for their commercial sale. The conduct of phase 3 trials and the submission of an NDA or biologics license application, or BLA, is a complicated process. We have limited experience in conducting clinical trials and preparing, submitting and supporting regulatory filings, and have not previously submitted an NDA or BLA. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA or BLA submission and approval of any product candidate we are developing.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings, contraindications or a risk evaluation and mitigation strategy, or REMS. These regulatory authorities may also grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects.

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

Further, infections and deaths related to COVID-19 have disrupted certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates.

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

While chronic kidney diseases represent a large market, primary glomerular kidney diseases, including IgAN, to which our lead product candidate is targeted, have relatively low incidence and prevalence. We estimate that IgAN affects approximately 1.29 per 100,000 individuals per year in the United States. The global incidence of IgAN is approximately 2.5 per 100,000 individuals per year. Variations in disease incidence and prevalence are, in part, due to regional differences in urine screening, referral patterns and indications for biopsy. IgAN is associated with progressive loss of kidney function leading to ESKD in approximately 30% to 45% of IgAN patients over 20 to 25 years, representing a significant unmet need for new treatment options. We are also developing CHK-336 for the treatment of primary hyperoxaluria, which is an ultra orphan disease with an even smaller number of patients. We have received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH. Small target patient populations could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients in our trials, or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older, disabled or suffering from ESKD. The Medicaid program, which varies from state-to-state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. One payor’s determination to provide coverage for a drug product, however, does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

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

Although several companies are focused on developing treatments on IgAN and other proteinuric glomerular diseases, there are currently limited treatment options for proteinuric glomerular diseases. To our knowledge, there is one approved drug for IgAN, as well as a variety of additional treatments utilized that include renin angiotensin inhibitors, steroids, chemotherapy drugs and immunomodulatory approaches. In addition, there are a number of competitors in clinical development for the treatment of IgAN at a similar stage of development or more advanced than us, including Alnylam Pharmaceuticals, Inc., AstraZeneca PLC, Calliditas Therapeutics AB, Ionis Pharmaceuticals, Inc., F. Hoffman-La Roche Ltd., Novartis AG, Omeros Corporation, Travere Therapeutics, Inc., Vera Therapeutics, Inc., and Otsuka Pharmaceutical Co., Ltd.

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

We have and intend to continue to establish manufacturing relationships with a limited number of suppliers to manufacture raw materials, the drug substance and finished product of any product candidate for which we are responsible for preclinical or clinical development. Pursuant to our license agreement with AbbVie, we received a substantial amount of drug product and drug substance to support initiation of our clinical trials of atrasentan; however, we do not yet have a long-term commercial manufacturing agreement for atrasentan with AbbVie or any other CMO. We will need to establish manufacturing relationships for the production of sufficient atrasentan for any potential commercialization. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and our processes are required to be qualified by the FDA prior to regulatory approval. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We currently do not have an organization for the sales, marketing and distribution of atrasentan, BION-1301, CHK-336 and our other product candidates, and the expense of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize atrasentan and other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources, such as the joint venture, SanReno Therapeutics, we formed for the development and commercialization of atrasentan and BION-1301 in China and certain other East-Asian countries. This will reduce the revenue generated from the sales of these products.

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

We are developing certain product candidates for the treatment of serious conditions, and therefore intend to seek approval of such product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and provides a meaningful therapeutic benefit over existing treatments based upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability of or lack of alternative treatments. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit.

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

We intend to use reduction in proteinuria as a surrogate endpoint in our phase 3 ALIGN trial of atrasentan. However, atrasentan may not show a sufficient treatment benefit on the expected surrogate endpoint to satisfy the FDA that the anticipated benefit on loss of renal function will be confirmed in the planned post-marketing phase of the trial. If we decide to submit an NDA seeking accelerated approval or receive an expedited regulatory designation for atrasentan or any of our other product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. If the standard of care were to evolve or if any of our competitors were to receive full approval for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need and accelerated approval of our product candidate would not occur without a showing of benefit over available therapy.

In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. Congress is also considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.

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

We have obtained Orphan Drug Designation for atrasentan and BION-1301 for IgAN in the EU and may seek Orphan Drug Designation for this indication in the United States and other countries. However, we may not obtain Orphan Drug Designation and even if we do, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity.

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

The sponsor of a drug application for a rare pediatric disease drug product may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent drug application submitted under section 505(b)(1) of the FD&C Act or section 351 of the Public Health Service Act after the date of approval of the rare pediatric disease drug product. The rare pediatric disease priority review voucher program was most recently re-authorized by Congress in the Consolidated Appropriations Act of 2021, extending the rare pediatric disease program through September 30, 2024, with the potential for priority review vouchers to be granted through September 30, 2026. Although we have obtained designation of CHK-336 for the treatment of PH as a rare pediatric disease, we may not meet the eligibility requirements for a priority voucher at the time we seek approval of CHK-336 or we may not meet the current deadline for receiving a priority review voucher, in which case we would not be able to use priority review for a subsequent product of ours or be able to sell such voucher to a third party.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products.

On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The U.S. Department of Health and Human Services, or HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, and penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Securities LLC, previously known as SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Securities LLC. In November 2022, we amended the 2021 Sales Agreement to provide for offerings of up to $150.0 million.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

5.1	Opinion of Fenwick & West LLP					X

10.1	2022 Equity Inducement Plan and forms of award agreements thereunder	S-8	333-268295	99.1	11/10/2022

10.2

Amendment No. 1 to Sales Agreement, dated April 7, 2021, by and between the Registrant and SVB Securities LLC (formerly known as SVB Leerink LLC) and Cantor Fitzgerald & Co., as amended on November 10, 2022

X

23.1	Consent of Fenwick & West LLP (included in Exhibit 5.1)					X

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Chinook Therapeutics, Inc.
Date: November 10, 2022	By:	/s/ Eric L. Dobmeier
Eric L. Dobmeier
President and Chief Executive Officer
(principal executive officer)

Chinook Therapeutics, Inc.
Date: November 10, 2022	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(principal financial and accounting officer)