Form 10-K
period 2022-12-31
CHINOOK THERAPEUTICS, INC.
filed 2023-02-27
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2022, based on the closing price of the shares of common stock on the Nasdaq Stock Market for such date, was $896,480,697.

The number of shares of Registrant’s Common Stock outstanding as of February 17, 2023 was 65,846,156.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the 2023 Proxy Statement is not deemed to be filed as part hereof.

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

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to develop and commercialize our product candidates;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our ability to fund our working capital needs for at least the next twelve months;
•	our ability to use and expand our technologies to build a pipeline of product candidates;
•	the potential of our technologies and our ability to execute on our corporate strategy;
•	the strength and breadth of our patent portfolio;
•	the potential for receipt of additional milestone payments;
•	our ability to obtain and adequately protect intellectual property rights for our product candidates;
•	our continued reliance on third parties for manufacturing our product candidates, conducting our clinical trials and certain research activities;
•	our ability to in-license, acquire or invest in complementary businesses, technologies, products or assets to further expand or complement our portfolio of product candidates;
•	expected timing of our clinical trials;
•	the timing and availability of results of our clinical trials and those of our collaborators;
•	general economic and market conditions, including rising interest rates and inflation and the economic impact of the war in Ukraine; and
•	our ability to extend our operating capital.

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

PART I

Item 1. Business.

Overview

Chinook is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, a potent and selective endothelin A receptor antagonist. We are currently conducting the phase 3 ALIGN trial of atrasentan for IgA nephropathy, or IgAN, and the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. We most recently presented interim data from the IgAN patient cohort of the AFFINITY trial at the American Society of Nephrology, or ASN, Kidney Week in November 2022. In addition, enrollment in the ALIGN trial to date exceeds 270 patients. The interim proteinuria endpoint analysis will be performed on the first 270 patients enrolled, and we expect to report topline data from this analysis in the second half of 2023 to potentially support an application for accelerated approval under Subpart H in the United States. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in phase 2 development for patients with IgAN. We most recently presented interim results from the ongoing phase 1/2 trial at ASN Kidney Week in November 2022. Our third product candidate is CHK-336, an oral small molecule lactate dehydrogenase, or LDHA, inhibitor for the treatment of primary and idiopathic hyperoxaluria that is currently in a phase 1 clinical trial in healthy volunteers. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights from kidney single cell RNA sequencing and large chronic kidney disease, or CKD, patient cohorts that have been comprehensively panomically phenotyped, with retained biosamples and prospective clinical follow-up, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways. To support these efforts, we have an ongoing strategic collaboration with Evotec SE, or Evotec, to jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, polycystic kidney disease, or PKD, and other primary glomerular diseases. We also continue to evaluate opportunities to in-license kidney disease programs to bolster our pipeline. In November 2021, we established SanReno Therapeutics, or SanReno, a joint venture to develop, manufacture and commercialize kidney disease therapies in mainland China, Hong Kong, Macau, Taiwan and Singapore. We believe that a strong local presence in East Asia may allow us to accelerate the clinical development and maximize the commercial potential of atrasentan and BION-1301, the two programs licensed to SanReno, in the region.

Chronic kidney disease is a large and growing problem globally, with few approved therapies and a large unmet medical need. Nearly one-in-ten people globally suffer from chronic kidney disease. In the United States alone, it is estimated that over $130 billion is spent annually on managing and treating kidney diseases, much of which is dedicated to dialysis, transplant and supportive care after a patient’s kidneys have already failed. Despite the large unmet medical need, there are few drugs approved to prevent the progression of kidney disease. Drug development in nephrology has historically been hindered by categorization of disease based on clinical presentation or kidney pathology, rather than underlying molecular mechanism or genetics. This has resulted in the development of drugs with non-specific mechanisms to address broad indications that contain heterogeneous patient populations with a variety of distinct disease drivers. Complicating matters, large, lengthy and expensive clinical outcome-based clinical trials have been required to establish proof of concept and regulatory approval for new drugs.

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

Our approach to precision medicines leverages recent advances in identifying targeted kidney therapies linked to mechanistic biomarkers by the application of systems biology approaches in nephrology. The application of this approach in nephrology has advanced over the past decade through the study of multiple patient groups across a wide variety of kidney diseases and their associated multilevel data sets, including genome, transcriptome, proteome, metabolome, pathology and prospective long-term clinical characteristics and outcomes. A key objective of these investigations is to define kidney diseases in molecular terms to drive the development of targeted treatments. We believe we are well-positioned to exploit the insights provided into the key molecular drivers and classifiers of kidney diseases by the application of these systems biology tools to nephrology. Our strategy is to use these mechanistic insights to select compelling drug targets and deliver novel and differentiated product candidates for rare and severe kidney diseases with high unmet medical need.

We believe our research and discovery approach provides significant insights into human disease mechanisms and allows us to select and validate key targets that are central drivers of human kidney diseases.

Atrasentan

Our lead product candidate is atrasentan, a potent and selective endothelin A receptor, or ETA receptor, antagonist that we are developing for the treatment of proteinuric glomerular diseases. In March 2021 we initiated a phase 3 trial of atrasentan called ALIGN for IgAN, and in April 2021 we initiated a phase 2 basket trial called AFFINITY for proteinuric glomerular diseases.

IgAN is the leading cause of primary glomerulonephritis worldwide, with an estimated incidence of 1.3 per 100,000 individuals per year in the United States. The global incidence of IgAN is approximately 2.5 per 100,000 individuals per year. Variations in disease incidence and prevalence are, in part, due to regional differences in urine screening, referral patterns and indications for biopsy.

We estimate that IgAN is associated with progressive loss of kidney function leading to end-stage kidney disease, or ESKD, in approximately 30% to 45% of IgAN patients over 20 to 25 years, representing a significant unmet need for new treatment options. Galactose-deficient immunoglobulin A1, or Gd-IgA1, is recognized as a critical autoantigen to which IgAN patients develop circulating autoantibodies, resulting in the formation and deposition of immune complexes in the glomeruli of the kidney. This process initiates an inflammatory cascade that damages the glomeruli, resulting in proteinuria or hematuria. Ultimately the filtration function of the kidney is impaired, reducing the ability to remove waste products from the blood. As the disease progresses, these waste products accumulate and can result in potentially life-threatening complications that often lead to the need for dialysis or kidney transplant. Sustained proteinuria is the most widely studied and the strongest predictor for the rate of progression to ESKD in IgAN.

Activation of the ETA receptor has been implicated as a key driver of proteinuria, renal cell injury, including podocyte dysfunction and mesangial cell activation, along with promoting kidney inflammation and fibrosis, all resulting in the progression of IgAN. Atrasentan, by blocking ETA, has the potential to provide benefit in multiple chronic kidney diseases by reducing proteinuria and having direct anti-inflammatory and anti-fibrotic effects to preserve kidney function. We in-licensed atrasentan in December 2019 from AbbVie, which previously developed atrasentan for diabetic kidney disease, or DKD, through multiple clinical trials, including the phase 3 SONAR trial, which evaluated atrasentan in over 5,000 DKD patients. We presented new preclinical data elucidating the mechanism of action of atrasentan in IgAN at multiple nephrology congresses in 2021 and 2022, including most recently at ASN Kidney Week in November 2022. In preclinical studies, atrasentan rapidly reduced albuminuria and downregulated intra-renal transcriptional proliferative, inflammatory and fibrotic signaling in the gddY mouse IgAN model. The data also showed that atrasentan attenuated human renal mesangial cell activation induced by endothelin-1 or IgAN patient immune-derived immune complexes in a translational model system. Additionally, preclinical data presented at ASN Kidney Week in November 2022 on single-cell RNA-seq of a mouse model of IgAN, revealed a prominent expansion of failed repair proximal tubular epithelial cells, which was reversed by atrasentan but not ACE inhibition.

In 2015, AbbVie made a strategic decision to exit kidney disease drug development and ultimately discontinued the SONAR trial in 2017 when less than half of the planned events had occurred due to a lower than predicted annual occurrence of the primary renal outcome. Clinical investigators closed the trial per protocol during which time further events accrued, and in April 2019 the data was reported at the WCN and simultaneously published in The Lancet. At that time, after only 184 out of a planned 425 events had been observed, the trial showed a statistically significant p-value of 0.029 on its primary endpoint of a composite of hard kidney outcomes, consisting of time to first occurrence of progression to ESKD or doubling of serum creatinine. In the SONAR trial, atrasentan also demonstrated statistically significant reductions in proteinuria as well as improvements in the estimated glomerular filtration rate, or eGFR, both of which are measures of kidney function. Trial results showed atrasentan having well-characterized and manageable safety results in this high-risk DKD patient population. Fluid retention-related adverse events were more frequent in the atrasentan group than in the placebo group; however, these adverse events are a known class effect of endothelin receptor antagonists, and they were anticipated and generally well-managed in this high-risk diabetic population.

Based on the encouraging data from SONAR and strong mechanistic rationale, we initiated the phase 3 ALIGN trial of atrasentan in patients with IgAN at high risk of kidney function decline in March 2021. We chose IgAN as the lead indication for evaluation of atrasentan due to the role of endothelin activation and proteinuria in disease progression, potential improved tolerability of atrasentan in this patient population, high unmet need and the possibility of submitting a new drug application, or NDA, seeking accelerated approval based on surrogate endpoints, including proteinuria. In April 2021 we initiated the phase 2 AFFINITY trial in proteinuric glomerular diseases, including cohorts of patients with lower proteinuria IgAN, focal segmental glomerosclerosis, or FSGS, and Alport syndrome, as well as DKD combined with sodium glucose co-transporter 2, or SGLT2, inhibitors, such as canagliflozin, dapagliflozin or empagliflozin, which have recently been shown to provide clinical benefit in patients with multiple types of chronic kidney disease.

We most recently presented interim data from the IgAN patient cohort of the AFFINITY trial in a poster presentation at ASN Kidney Week in November 2022 where atrasentan demonstrated consistent and clinically meaningful proteinuria reductions at weeks six, 12 and 24 of treatment in patients with IgAN already on a maximally tolerated and stable dose of a RAS inhibitor. As of the October 19, 2022 data cutoff, atrasentan demonstrated mean reductions in 24-hour urine protein creatinine ratio, or UPCR, of 38.1% at six weeks of treatment, 48.3% at 12 weeks of treatment and 54.7% at 24 weeks of treatment. After 24 weeks of treatment, 15 of the 19 patients (79%) who had completed this visit had greater than a 40% reduction in proteinuria. Atrasentan was well-tolerated, with no treatment-related serious or severe adverse events. The mean treatment duration was 45 weeks, with time on treatment ranging from 13 to 52 weeks. There were no meaningful changes in blood pressure or acute eGFR effects, suggesting proteinuria reductions were not primarily due to hemodynamic effects of atrasentan. There were no increases in brain natriuretic peptide, or BNP, or mean bodyweight, suggesting minimal fluid retention.

We plan to present data from additional cohorts of the AFFINITY trial during the second half of 2023. In addition, enrollment in the ALIGN trial to date exceeds 270 patients. . The interim proteinuria endpoint analysis will be performed on the first 270 patients enrolled, and we expect to report topline data from this analysis in the second half of 2023 to potentially support an application for accelerated approval under Subpart H in the United States.

BION-1301

We are also developing BION-1301, an investigational humanized IgG4 monoclonal antibody that blocks APRIL, a TNF-family cytokine involved in B-cell signaling that is believed to be implicated in IgAN and other indications, from binding to its receptors.

Patients with IgAN have significantly higher levels of APRIL than healthy individuals, and higher APRIL levels in these patients correlate with poor prognosis in the form of increased Gd-IgA1, increased proteinuria and decreased eGFR. Published literature has demonstrated that APRIL critically drives IgA class switching, the survival of IgA-producing plasma cells and the secretion of Gd-IgA1 (Hit 1 in the multi-hit pathogenesis of IgAN). Blocking APRIL with BION-1301 is a distinct approach to treating IgAN by reducing circulating levels of Gd-IgA1, which is considered to be the pathogenic variant of IgA in IgAN. We believe BION-1301 represents a novel potential disease-modifying treatment for IgAN.

A phase 1/2 clinical trial of BION-1301 is currently underway. Parts 1 and 2 of this trial evaluating the safety and tolerability of BION-1301 in healthy volunteers have been completed, and Part 3 of this trial evaluating BION-1301 in patients with IgAN is ongoing. We most recently presented interim data from Cohorts 1 and 2 of Part 3 of this trial at ASN Kidney Week in November 2022. Patients in Cohort 1 started treatment at an intravenous, or IV, BION-1301 dose of 450 mg every two weeks, and after at least 24 weeks of treatment, all patients transitioned to subcutaneous, or SC, dosing at 600 mg every two weeks. In Cohort 2, patients started treatment at a SC BION-1301 dose of 600 mg every two weeks. In both cohorts, patients can receive treatment for up to a total of two years.

The data presented at ASN demonstrated BION-1301’s disease-modifying potential in IgAN by generating rapid and durable reductions in mechanistic biomarkers and corresponding clinically meaningful proteinuria reductions within three months of initiating treatment, which was consistent across both cohorts. In Cohort 1, reductions in IgA and Gd-IgA1 were maintained beyond 52 weeks of treatment. Reductions in IgM, and to a lesser extent IgG, were also observed. In Cohort 1, BION-1301 demonstrated mean reductions in 24-hour UPCR of 30.4% in seven patients at 12 weeks of treatment, 48.8% in all eight patients at 24 weeks of treatment, 66.9% in all eight patients at 52 weeks of treatment, 67.4% in four patients at 76 weeks of treatment and 71.0% in two patients at 100 weeks of treatment. In Cohort 2, SC BION-1301 treatment resulted in rapid and sustained reductions in IgA and Gd-IgA1, IgM, and to a lesser extent IgG, through 24 weeks of treatment, highly consistent with Cohort 1. BION-1301 also demonstrated mean reductions in 24-hour UPCR of 28.7% in 15 patients at 12 weeks of treatment and 53.8% in 9 patients at 24 weeks of treatment, similar to reductions observed at the same timepoints in Cohort 1. In both cohorts, BION-1301 was well-tolerated, with no serious adverse events or treatment discontinuations due to adverse events and no anti-drug antibodies were observed.

Based on the data generated to date in the ongoing phase 1/2 study, we plan to advance BION-1301 into a phase 3 trial with the current Cohort 2 dose of 600 mg SC every two weeks. We have finalized our trial design, are conducting site and country feasibility assessments, pursuing regulatory interactions and manufacturing drug product for the trial, with a plan of initiating a global phase 3 trial of BION-1301 in mid-2023. We also have received orphan drug designation for BION-1301 for the treatment of primary IgAN from the European Commission.

CHK-336

Our third product candidate is CHK-336, a liver-targeted oral small molecule LDHA inhibitor, which we are developing for the treatment of primary hyperoxaluria, or PH, and idiopathic hyperoxaluria. Hyperoxalurias, including PH, are diseases caused by excess oxalate, a potentially toxic metabolite typically filtered by the kidneys and excreted as a waste product in urine. Symptoms of PH include recurrent kidney stones, which when left untreated, can result in kidney failure requiring dialysis or dual kidney/liver transplantation. In patients with hyperoxalurias, excess oxalate combines with calcium to form calcium oxalate crystals that deposit in the kidney, resulting in the formation of painful kidney stones and driving progressive kidney damage over time. PH1, PH2 and PH3 are a group of ultra-rare diseases caused by genetic mutations that result in excess oxalate, and in their most severe forms, can lead to ESKD at a young age. We presented a poster on CHK-336 at ASN Kidney Week in November 2022, demonstrating preclinical efficacy in PH1 and PH2 mouse models, and describing the potential for benefit in non-genetic hyperoxalurias caused by oxalate overproduction. We are currently conducting a phase 1 single ascending dose and multiple ascending dose clinical trial in healthy volunteers evaluating the safety, tolerability and pharmacokinetic profile of CHK-336, and we expect to report initial data from this trial in the first half of 2023. We have also received rare pediatric disease designation from the U.S. Food and Drug Administration, or FDA, for CHK-336 for the treatment of PH.

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

Our Pipeline

We have assembled a portfolio of precision medicine product candidates designed to address rare, severe chronic kidney diseases with potentially well-defined and efficient clinical pathways. We intend to further enhance our portfolio by identifying novel kidney disease targets for research and development and in-licensing promising product candidates for kidney diseases. Our development programs consist of the following:

Our Strategy

Our goal is to be a leader in the discovery, development and commercialization of precision medicines to treat kidney diseases. Our strategy includes the following key components:

Continue to advance the phase 3 ALIGN trial of atrasentan for IgAN towards an expected topline data readount from the interim proteinuria endpoint analysis in the second half of 2023, and present data from additional cohorts of the phase 2 AFFINITY basket trial for proteinuric glomerular diseases beginning in the second half of 2023. In March 2021 we initiated the phase 3 ALIGN trial of our lead product candidate, atrasentan, for IgAN. We received feedback from the FDA, and the European Medicines Agency, or the EMA, on the design of our phase 3 trial, which utilizes reduction in proteinuria after 24 weeks of treatment as the primary endpoint to support an application for accelerated approval under Subpart H in the United States, and reduction in eGFR decline following 2.5 years of treatment followed by a wash-out period as the potential confirmatory endpoint for full approval, if accelerated approval is granted. Enrollment in the ALIGN trial to date exceeds 270 patients. The interim proteinuria endpoint analysis will be performed on the first 270 patients enrolled, and we expect to report topline data from this analysis in the second half of 2023. We believe the hemodynamic, anti-fibrotic and anti-inflammatory properties of atrasentan, as well as its impact to reduce mesangial cell activation, could provide significant clinical benefit on top of standard-of-care renin-angiotensin inhibitors, or RASis, for patients with IgAN. In April 2021 we initiated the phase 2 AFFINITY basket trial in proteinuric glomerular diseases. We most recently presented interim data from the IgAN patient cohort of the AFFINITY trial in a poster presentation at ASN Kidney Week in November 2022, and we plan to present data from additional cohorts of the AFFINITY trial during the second half of 2023.

Initiate a global phase 3 trial of BION-1301 for IgAN in 2023. Based on the data generated to date in the ongoing phase 1/2 study, we plan to advance BION-1301 into a phase 3 trial with the current Cohort 2 dose of 600 mg SC every two weeks. We have finalized our trial design, are conducting site and country feasibility and pursuing regulatory interactions, with a plan of initiating a global phase 3 trial of BION-1301 in mid-2023.

Report data on CHK-336 from the phase 1 trial in healthy volunteers and initiate phase 2 POC trials for patients with primary and idiopathic hyperoxaluria. We are currently conducting a phase 1 single ascending dose and multiple ascending dose clinical trial in healthy volunteers evaluating the safety, tolerability and pharmacokinetic profile of CHK-336, and we expect to report initial data from this trial in the first half of 2023. We believe CHK-336 could represent an important new treatment option for patients with diseases caused by excess oxalate production and will continue to advance CHK-336 into proof-of-concept, or POC, trials for both primary and idiopathic hyperoxaluria.

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

Chronic Kidney Disease Background

CKD is a large and growing problem globally. In 2017, the global prevalence of CKD was 9.4 percent (697.3 million cases) and CKD has risen from the 29th leading cause of global disability-adjusted life-years, or DALYs, in 1990 for all ages to the 18th leading cause in 2019. Overall, nearly one in ten people around the world have CKD. In the United States alone, the health care system spends over $130 billion annually on kidney disease, much of which is dedicated to dialysis and transplant after a patient’s kidneys have already failed. There have been few new drugs developed and approved for chronic kidney diseases over the past several decades. Current management of CKD largely consists of supportive care, focused mainly on controlling high blood pressure with medications. Therefore, there is a large unmet medical need for therapies that can delay or prevent progression of kidney disease, preserve kidney function and improve quality of life for people living with kidney disease. We are focused initially on developing atrasentan and BION-1301 in IgAN and other proteinuric glomerular diseases.

Immunoglobulin A Nephropathy (IgAN)

IgAN is the most common primary glomerular disease in the developed world and a leading cause of CKD and ESKD, requiring dialysis or kidney transplantation. Although the disease may follow a benign clinical course in many patients, it is estimated that up to 45 percent of IgAN patients will develop ESKD, requiring dialysis or kidney transplant, over a period of 20 to 25 years. IgAN is most commonly diagnosed in the second or third decade of life and more commonly affects males in North America and Europe, while having equal gender prevalence in Asia. There is considerable regional and ethnic variation in the epidemiology of IgAN, with a higher incidence in Caucasians and Asians and a lower incidence in individuals of African descent. Worldwide, the incidence of IgAN has been estimated at 2.5 per 100,000. Limited data from population-based studies in the United States indicate that the annual incidence of biopsy-proven disease is approximately 1.3 per 100,000, giving rise to a lifetime risk of approximately one per 1,400 adults.

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

The primary focus of patient management is to control glomerular pressure through the administration of hypertension medications, such as angiotensin converting enzyme inhibitors, or ACE inhibitors, and angiotensin II receptor blockers, or ARBs, as well as lifestyle management such as dietary salt restriction, smoking cessation, weight control and exercise. Patients who fail conservative management and continue to have levels of proteinuria greater than one gram per day have limited established safe and effective treatment options. Current treatment guidelines suggest that a six-month course of glucocorticoids can be administered to these patients, although the potential for toxicity needs to be carefully considered. There are only two drugs approved for the treatment of IgAN: Tarpeyo (budesonide), a corticosteroid, and Filspari (sparsentan), a dual ARB/endothelin receptor antagonist. Both drugs received accelerated approval based on a reduction in proteinuria for patients at risk of rapid progression, which is defined as those generally having UPCR > 1.5g/g. It has not yet been established whether either Tarpeyo or Filspari slow kidney function decline in patients with IgAN.

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

Our Product Candidates

Atrasentan

Our lead product candidate is atrasentan, a potent and selective endothelin A receptor antagonist that we are developing for the treatment of proteinuric glomerular diseases. Atrasentan is designed to reduce proteinuria and slow the progression of IgAN. In March 2021 we initiated a phase 3 trial of atrasentan called ALIGN for the treatment of IgAN, and in April 2021, we initiated a phase 2 basket trial called AFFINITY for the treatment of proteinuric glomerular diseases.

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

ET-1 is a potent vasoconstrictor and its effects contribute to systemic and local increases in blood pressure in the kidney that support the progression of CKD. While this effect can help maintain glomerular filtration rate, or GFR, in the short term, ultimately, it is maladaptive and a central driver of kidney damage and CKD progression.

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

Mechanism of Action of Atrasentan

Atrasentan is designed to be a potent, selective blocker of the ETA receptor to reduce proteinuria, kidney inflammation and fibrosis, and delay the progression of kidney function loss. In preclinical studies, atrasentan has shown substantially more potency as an ETA receptor antagonist than ETB, with an ETA inhibition constant [Ki] = 0.034 nanomolar, or nM, more than 1,800-fold selective over ETB ([Ki] = 63.3 nM). We believe atrasentan has the required selectivity profile for therapeutic benefit in CKD, while minimizing the potential for fluid retention.

Previous Clinical Development of Atrasentan

We in-licensed atrasentan from Abbvie in late 2019. Before AbbVie made the strategic decision to terminate development of atrasentan, it had been investigated in multiple phase 1, 2 and 3 clinical trials involving approximately 622 healthy volunteers, 2,000 patients with prostate cancer and more than 5,000 patients with DKD. Atrasentan is designed to be orally bioavailable, readily absorbed with linear dose proportionality and administered once daily. Dedicated pharmacokinetic studies in special populations have demonstrated that no dose adjustment was needed based on race, degree of renal impairment, or mild or moderate hepatic impairment. Population pharmacokinetic studies have shown that the only factor significantly affecting atrasentan exposure was body weight. In prior trials, the recommended dose for evaluating atrasentan in patients with DKD was determined to be 0.75 mg daily, which resulted in the greatest proteinuria reduction with least fluid retention.

Atrasentan demonstrated a statistically significant and clinically meaningful reduction in proteinuria, as assessed by urine albumin to creatinine ratio, or UACR, in multiple phase 2 and phase 3 trials in patients with DKD. In these trials, the change in UACR was generally observed within the first two weeks after treatment initiation and remained stable thereafter for the duration of chronic administration. Across phase 2 and phase 3 trials, the placebo-adjusted mean reduction in proteinuria was approximately 30 to 35 percent, although considerable intra-subject and inter-subject variability has been observed.

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

The most common and consistent safety findings across clinical studies of atrasentan in the DKD patient population were fluid retention and associated manifestations and dilutional anemia. In the phase 3 SONAR trial, fluid retention events were reported in approximately 26 percent of atrasentan-treated patients within the first six weeks. During the double-blind period, events of fluid retention were higher in the atrasentan groups (36.6 percent) than placebo groups (32.3 percent); however, across the population, atrasentan was associated with less than a one-kilogram increase in body weight and a six percent increase in brain natriuretic peptide levels, which is a peptide that is associated with fluid retention. In the phase 3 SONAR trial for patients with DKD, atrasentan was associated with a numerically higher, but not statistically significantly increased risk of heart failure hospitalizations due to fluid retention. Over time, anemia events were reported in approximately 18 percent of atrasentan patients compared with ten percent of placebo treated patients, with mean change in hemoglobin between groups of approximately one g/dL; these findings are consistent with mechanism-based hemodilution. Notably, there were no significant differences in adverse events leading to discontinuation during the double-blind treatment period between atrasentan and the placebo group. Importantly, no liver toxicity signal has been observed in over 5,000 patients with DKD treated for up to five years in the phase 3 SONAR study and nearly 2,000 prostate cancer patients at much higher doses. We currently have accumulated a total of over 5,000 patient years of treatment with atrasentan across all trials.

As a class, endothelin receptor antagonists have a well-characterized embryo-fetal toxicity profile, resulting in Risk Evaluation and Mitigation Strategies, or REMS, programs and mandatory birth control for women of child-bearing age. Filspari (sparsentan), a dual ARB/endothelin receptor antagonist that was granted accelerated approval by the FDA in February 2022 for adult patients with IgAN at risk of rapid progression, has a black box warning for embryo-fetal toxicity and is only available through the Filspari REMS. The black box warning states that based on animal data, Filspari can cause major birth defects if used during pregnancy. Pregnancy testing is required before, during and after treatment with Filspari. Patients who can become pregnant must use effective contraception prior to initiation of treatment, during treatment and for one month after treatment with Filspari. We expect the FDA to require similar restrictions on the use of atrasentan, if approved. The endothelin system is also known to play a role in spermatogenesis, and although atrasentan was linked to reduced sperm concentrations in a small study (n=17) evaluating the effect of atrasentan on sperm concentration, sperm concentrations subsequently recovered in the four affected patients to within the normal range following drug discontinuation. The impact of long-term atrasentan treatment on spermatogenesis and male fertility is not known.

Due to the differences in IgAN and DKD, we expect that the patient population in the phase 3 ALIGN trial of atrasentan will be younger and have fewer cardiovascular co-morbidities than in the SONAR study. Though patients in each clinical trial have a unique set of baseline characteristics, the median age of patients in the atrasentan phase 2 AFFINITY IgAN cohort was 45 years old and the mean ages of patients in Cohort 1 and Cohort 2 of the phase 1/2 trial of BION-1301 in IgAN were 42 and 40 years old respectively, while the mean age of patients in the SONAR trial was 65 years old. Additionally, patients with DKD are at greater risk of myocardial infarction, congestive heart failure and stroke than the non-diabetic population.

The diuretic effects achieved with SGLT2 inhibitors may offset the fluid retention effects of atrasentan, while the effects on albuminuria and kidney protection of both drug classes may be complementary due to distinct mechanisms of action. A third-party post-hoc analysis of the SONAR trial showed that in 14 patients with type 2 diabetes and CKD, six-weeks of treatment with atrasentan combined with an SGLT2 inhibitor versus atrasentan alone decreased body weight, a surrogate for fluid retention, and further decreased albuminuria. We believe this data and the increasing use of SGLT2 inhibitors in the non-diabetic CKD population provide rationale for the exploration of the long-term efficacy and safety of atrasentan in combination with SGLT2 inhibitors in IgAN.

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

In preclinical studies, atrasentan has protected the kidney in nondiabetic CKD and has also been shown to reduce proteinuria and reduce the risk of progression to ESKD clinically in type 2 diabetics with CKD. In addition, a different ETA antagonist significantly reduced proteinuria, diminished glomerular hypercellularity and prevented the loss of kidney function in a mouse model of IgAN. Further, in a randomized, double-blind, placebo and active controlled study in proteinuric CKD subjects already achieving optimal RAS inhibition, over half of which had biopsy-proven IgAN, selective ETA antagonist sitaxsentan significantly reduced proteinuria and substantially reduced measured GFR and effective filtration fraction, consistent with a reduction in intraglomerular hypertension. In February 2022, the FDA granted accelerated approval to a treatment called Filspari (sparsentan), a dual ARB/endothelin receptor antagonist for adult patients with IgAN at risk of rapid progression. The effect of Filspari on proteinuria was assessed in a randomized, double-blind, active-controlled, multicenter, global study (PROTECT, NCT03762850) in adults with biopsy-proven IgAN, eGFR ≥30 mL/min/1.73 m2 and total urine protein ≥r1.0 g/day on a maximized stable dose of RAS inhibitor treatment that was at least 50% of maximum labeled dose. Adjusted geometric mean percent change from baseline in UPCR at week 36 (95% CI) was -45% (-51%, 38%) in the Filspari arm and -15% (-24%, -4%) in the irbesartan control arm.

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

Proteinuria as a Surrogate Marker for IgAN

CKD trials have historically relied on clinical outcomes for the primary endpoint, such as time to first occurrence of doubling of serum creatinine or ESKD (dialysis or transplantation). This generally requires very large trials of long duration, which have proved challenging in IgAN. The Kidney Health Initiative, or KHI, a partnership between the American Society of Nephrology and the FDA launched a project in 2016 to identify surrogate endpoints that could serve as reliable predictors of a treatment’s effect on long-term kidney outcomes in IgAN and be used as a basis for accelerated approval. Surrogate endpoints are used in clinical trials as a substitute for a direct measure of how a patient feels, functions or survives and although they do not measure the clinical benefit of primary interest, they are expected to predict that clinical benefit. The KHI project focused on proteinuria reduction as the most widely recognized and studied risk factor for progression to ESKD in IgAN and found a consistent relationship between the level and duration of proteinuria and loss of kidney function from epidemiologic studies. In addition, trial-level analyses of 13 randomized IgAN clinical trials showed a strong association between treatment effects on percent reduction of proteinuria at approximately nine months (measurements ranged from seven to 12 months) and treatment effects on a composite of time to doubling of serum creatinine, ESKD, or death. The analyses also indicated that the reduction of proteinuria must be sustained to confer protection against progressive loss of GFR. The KHI project concluded that proteinuria reduction is a surrogate endpoint reasonably likely to predict a treatment’s effect on progression to ESKD in IgAN. In the United States, surrogate endpoints reasonably likely to predict clinical benefit can be used as a basis for accelerated approval of therapies intended to treat serious or life-threatening conditions, such as IgAN. The predicted clinical benefit of products granted accelerated approval must be verified in a post-marketing confirmatory trial.

A meta-analysis of 12 randomized clinical trials in IgAN to compare treatment effects on change in proteinuria to change in eGFR slope provides new evidence supporting the use of early reduction in proteinuria as a surrogate endpoint for studies of CKD progression in IgAN.

Ongoing Phase 3 ALIGN Trial of Atrasentan for the Treatment of IgAN

The ALIGN study, a phase 3, randomized, double-blind, placebo-controlled study of atrasentan in patients with IgAN at risk of progressive loss of kidney function, is designed to evaluate change from baseline in proteinuria and eGFR in 320 patients with IgAN. We have designed the trial in collaboration with a steering committee composed of leading global experts in glomerular diseases and are evaluating atrasentan at 0.75 mg daily, the dose used in the SONAR trial. The primary endpoint of the trial is change from baseline in proteinuria in the first 270 patients at 24 weeks following randomization. The key secondary endpoint is change from baseline in eGFR after all 320 patients have completed approximately two and half years of treatment. This global study is being conducted in over 20 countries on four continents at approximately 170 investigative sites. We initiated the trial in March 2021 and have enrolled over 270 patients to date. The interim proteinuria endpoint analysis will be performed on the first 270 patients enrolled, and we expect to report topline data from this analysis in the second half of 2023 to support potential accelerated approval.

We have held a Type B End of phase 2 meeting with the FDA to discuss the design of the ALIGN trial and, if the data from the trial are positive, we plan to seek approval of an NDA under the Subpart H accelerated approval pathway in the United States. Additionally, we have also received feedback on the study design from the EMA and the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan. Based upon this feedback, we believe that upon completion, the ALIGN trial could serve as the basis of a successful marketing authorization application, or MAA, in European countries, Japan, China and other countries.

At the ERA Congress in June 2022, we announced our two-pronged approach to evaluating atrasentan in combination with SGLT2 inhibitors. Our market research indicates that physician uptake of SGLT2 inhibitors is increasing. In addition, we believe the proteinuria and kidney protection benefits of the ETA receptor antagonist and SGLT2 inhibitor drug classes have the potential to be complementary due to their distinct mechanisms of action, and the diuretic effects of SGLT2 inhibitors may offset the potential fluid retention of atrasentan. Data from a SONAR post-hoc analysis showed that in patients with DKD, six weeks of treatment with atrasentan combined with SGLT2 inhibitors vs. atrasentan alone further decreased albuminuria by 27.6% and decreased body weight, a surrogate for fluid retention, by 1.2 kilograms.

Due to its low hemodynamic effect and because it is not an immunosuppressive agent, we believe atrasentan is well-positioned to be combined with SGLT2 inhibitors. Therefore, we plan to include a combination stratum of patients who receive atrasentan on top of their stable dose of SGLT2 inhibitor in the ongoing phase 3 ALIGN study. In addition, we plan to initiate a phase 2 study of atrasentan in combination with an SGLT2 inhibitor in patients with IgAN in the first half of 2023.

We believe our two-pronged approach will enable us to determine whether atrasentan may be combined with SGLT2 inhibitors. We have executed a protocol amendment to the ALIGN trial to enable the enrollment of a stratum of patients who are on a stable dose of an SGLT2 inhibitor. This will allow for a safety and efficacy exploratory analysis of the combination stratum for UPCR at 24 weeks and eGFR at 136 weeks, without any change to our enrollment timelines or the primary analysis for ALIGN. We are also planning to initiate a phase 2 study of atrasentan in combination with SGLT2 inhibitors that will enroll patients with IgAN at high risk for progression despite being on a stable optimized dose of RASi and an SGLT2 inhibitor. Patients will be randomized to placebo or atrasentan, and the primary endpoint will be change in UPCR from baseline to 12 weeks. This study will not be part of our regulatory package for approval of atrasentan, but it will provide additional data to inform potential future use of atrasentan. We plan to initiate this study in the first half of 2023.

In response to review of the statistical analysis plan for the ALIGN trial, we received correspondence from the FDA in February 2023 recommending that evaluation of the interim proteinuria endpoint analysis for accelerated approval in the ALIGN trial be delayed from week 24 to week 36. The FDA referenced the likelihood that the later timepoint would allow for a greater amount of eGFR data to be evaluated at the time of accelerated approval. We plan to engage with the FDA as soon as possible to discuss their advice. If we shift the interim proteinuria endpoint analysis of the ALIGN trial to 36 weeks, topline proteinuria data would be expected in the fourth quarter of 2023. Therefore, we are updating our timing to report topline proteinuria data from the ALIGN trial to the second half of 2023.

Ongoing Phase 2 AFFINITY Basket Trial for the Treatment of Proteinuric Glomerular Diseases

In April 2021 we initiated a phase 2 basket study of atrasentan called AFFINITY in several populations of proteinuric glomerular disease patients. Four initial cohorts will include IgAN patients with lower levels of proteinuria (UPCR >0.5g/g <1.0 g/g urine protein/creatinine), FSGS, Alport syndrome, and DKD combined with an SGLT2 inhibitor. Approximately 20 patients are being treated with open-label atrasentan in each cohort. The primary endpoint for each cohort is change in UPCR from baseline to week 12 from two 24-hour urine collections at each time point.

We most recently presented interim data from the IgAN patient cohort of the AFFINITY trial in a poster presentation at ASN Kidney Week in November 2022 where atrasentan demonstrated consistent and clinically meaningful proteinuria reductions at weeks six, 12 and 24 of treatment in patients with IgAN already on a maximally tolerated and stable dose of a RAS inhibitor. As of the October 19, 2022 data cutoff, atrasentan demonstrated mean reductions in 24-hour urine protein creatinine ratio, or UPCR, of 38.1% at six weeks of treatment, 48.3% at 12 weeks of treatment and 54.7% at 24 weeks of treatment. After 24 weeks of treatment, 15 of the 19 patients (79%) who had completed this visit had greater than a 40% reduction in proteinuria. Atrasentan was well-tolerated, with no treatment-related serious or severe adverse events. The mean treatment duration was 45 weeks, with time on treatment ranging from 13 to 52 weeks. There were no meaningful changes in blood pressure or acute eGFR effects, suggesting proteinuria reductions were not primarily due to hemodynamic effects of atrasentan. There were no increases in brain natriuretic peptide, or BNP, or mean bodyweight, suggesting minimal fluid retention.

% Reduction in UPCR

Data cut-off Oct. 19, 2022

% Change from baseline (Geomean ± SEM)
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-38.1%
-48.3%
-54.7%
Wk 0 6 12 24
N 20 20 20 19

Median (Q1, Q3) baseline protein excretion: 1.2 (0.9, 1.5) g/day

We plan to present data from additional cohorts of the AFFINITY trial during the second half of 2023.

BION-1301

Our second product candidate, BION-1301, is an investigational humanized IgG4 monoclonal antibody that blocks APRIL binding to its receptors and is being developed as a novel disease-modifying therapy for IgAN. BION-1301 is currently in an ongoing phase 1/2 clinical trial for patients with IgAN and we are preparing to initiate a global phase 3 trial of BION-1301 in mid-2023.

We believe the key attributes of our BION-1301 product candidate include:

•

Early Evidence of Potency. BION-1301, a humanized antibody that blocks APRIL from binding to both its receptors, has been shown in preclinical studies in mice and non-human primates to reduce serum IgA levels, and to reduce IgA as well as Gd-IgA1 levels in healthy volunteers, demonstrating compelling rationale for its use in patients with IgAN.

•	Novel Mechanism. Blocking APRIL is a distinct approach to reduce circulating levels of IgA and Gd-IgA1, with disease-modifying potential in patients with IgAN.

•	Versatility. APRIL is implicated in the pathogenesis of multiple indications including IgAN and other diseases that involve plasma cells.
•	Ease of Manufacture. BION-1301 is a biologic that can be manufactured through well-established processes.
•	Broad Applicability. BION-1301 is a monoclonal antibody, an established therapeutic class to treat cancer as well as autoimmune diseases.

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

Preclinical studies have demonstrated that BION-1301 binds to a specifically defined epitope on APRIL, resulting in complete blockade of APRIL-induced receptor activation. In a preclinical study of BION-1301 in non-human primates, we observed a significant reduction of blood IgA levels and a favorable safety profile. Additional preclinical studies demonstrated that APRIL transgenic mice produce rising levels of IgA as well as IgA deposits in the kidney. Administration of mouse anti-human APRIL was shown to reduce levels of IgA in both the serum and the kidney. In patients with IgAN, BION-1301 has been shown to neutralize

APRIL and deplete Gd-IgA1, resulting in clinically meaningful reductions in proteinuria. The illustration below shows the potential reduction of Gd-IgA1 in the kidneys by BION-1301 and its effect in IgAN.

In May 2019, we initiated a phase 1/2 clinical trial evaluating BION-1301 in healthy volunteers and patients with IgAN. The phase 1/2 multi-center trial evaluated the safety and tolerability of BION-1301 in 63 healthy volunteers in double-blinded, placebo-controlled single-ascending dose, or SAD, and multiple-ascending dose, or MAD, settings. Parts 1 and 2 of this trial in healthy volunteers have been completed. Healthy volunteers in the SAD portion of the study (Part 1) received placebo or a single IV dose of BION-1301 ranging from 10 mg to 1350 mg on day 1. Healthy volunteers in the MAD portion of the study (Part 2) received placebo or IV doses of BION-1301 ranging from 50 mg to 450 mg on days 1, 15 and 29 (three doses total).

In healthy volunteers, BION-1301 was well-tolerated, with no significant adverse events, treatment discontinuations or events meeting stopping criteria, across a wide range of doses. Non-neutralizing ADAs occurred in less than 10 percent of subjects with no correlation to dose. The PK profile of BION-1301 was well-behaved, generally dose proportional, and had a half-life of approximately 33 days, suggesting the potential for an extended dosing interval. BION-1301 demonstrated a dose-dependent increase in target engagement as measured by free APRIL levels in serum; over 90 percent target engagement was achieved with a single 450 mg dose. BION-1301 dose-dependently and durably reduced IgA and IgM levels, and to a lesser extent, IgG levels. Approximately 50 to 60 percent reduction in IgA levels was achieved with 150 mg to 450 mg of BION-1301. At all doses tested, IgG levels remained in the normal lab range, thereby providing a PD window to potentially exploit reductions in IgA, while tempering reductions in IgG. BION-

1301 produced dose-dependent reductions in serum Gd-IgA1 levels that were greater in magnitude than reported for total IgA concentrations.

In addition, a phase 1 IV to SC bioavailability study in healthy volunteers has been completed. In this study, BION-1301 was well-tolerated when administered by both IV and SC routes in healthy volunteers, the pharmacokinetic profile of BION-1301 was consistent with previous clinical studies, the absorption rate of BION-1301 was typical of a monoclonal antibody and the magnitude of pharmacodynamic responses were largely retained with SC dosing compared to IV dosing.

We have completed enrollment of 10 patients with IgAN in Cohort 1 and 30 patients with IgAN in Cohort 2 of Part 3 of the ongoing phase 1/2 trial of BION-1301. We most recently presented interim data from both cohorts at ASN Kidney Week in November 2022. Patients in Cohort 1 started treatment at an intravenous, or IV, BION-1301 dose of 450 mg every two weeks, and after at least 24 weeks of treatment, all patients transitioned to subcutaneous, or SC, dosing at 600 mg every two weeks. In Cohort 2, patients started treatment at a SC BION-1301 dose of 600 mg every two weeks. In both cohorts, patients can receive treatment for up to a total of two years.

The data presented at ASN demonstrated BION-1301’s disease-modifying potential in IgAN by generating rapid and durable reductions in mechanistic biomarkers and corresponding clinically meaningful proteinuria reductions within three months of initiating treatment, which was consistent across both cohorts. In Cohort 1, reductions in IgA and Gd-IgA1 were maintained beyond 52 weeks of treatment. Reductions in IgM, and to a lesser extent IgG, were also observed. In Cohort 1, BION-1301 demonstrated mean reductions in 24-hour UPCR of 30.4% in seven patients at 12 weeks of treatment, 48.8% in all eight patients at 24 weeks of treatment, 66.9% in all eight patients at 52 weeks of treatment, 67.4% in four patients at 76 weeks of treatment and 71.0% in two patients at 100 weeks of treatment. In Cohort 2, SC BION-1301 treatment resulted in rapid and sustained reductions in IgA and Gd-IgA1, IgM, and to a lesser extent IgG, through 24 weeks of treatment, highly consistent with Cohort 1. BION-1301 also demonstrated mean reductions in 24-hour UPCR of 28.7% in 15 patients at 12 weeks of treatment and 53.8% in 9 patients at 24 weeks of treatment, similar to reductions observed at the same timepoints in Cohort 1. In both cohorts, BION-1301 was well-tolerated, with no serious adverse events or treatment discontinuations due to adverse events and no anti-drug antibodies were observed.

IgA % Change from Baseline
(Mean ± SE)

Data cut-off Oct. 13, 2022

10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-80%
-90%
-100%
Cohort 1
Cohort 2

Wk	4	8	12	16	20	24	28	40	52	64	76	88	100
Co 1, n=	8	8	8	8	2	5	6	8	7	7	4	3	2
Co 2, n=	23	18	15	10	10	9	3

Gd-IgA1 % Change from Baseline
(Mean ± SE)

Data cut-off Aug. 31, 2022

10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-80%
-90%
-100%
Cohort 1
Cohort 2

Wk	4	8	12	16	20	24	28	40	52	64	76	88	100
Co 1, n=	8	0	8	8	2	5	7	8	6	6	4	2	
Co 2, n=	20	13	9	10	8	2

UPCR % Reduction (Geometric Mean ± SE)

Data cut-off Oct. 13, 2022

10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-80%
-90%
-100%
Cohort 1
Cohort 2
-30.4%
-28.7%
-48.8%
-53.8%
-66.9%
-67.4%
-71.0%

Wk	4	12	24	52	76	100
Co 1, n=	8	7	8	8	4	2
Co 2, n=	23	15	9			

Median (min, max) baseline protein excretion: Cohort 1, 1.2 (0.7, 6.5) g/day ; Cohort 2, 1.0 (0.6, 2.7) g/day

Based on the data generated to date in the ongoing phase 1/2 study, we plan to advance BION-1301 into a phase 3 trial with the current Cohort 2 dose of 600 mg SC every two weeks. We have finalized our trial design, are conducting site and country feasibility and pursuing regulatory interactions, with a plan of initiating a global phase 3 trial of BION-1301 in mid-2023. We also have received orphan drug designation for BION-1301 for the treatment of primary IgAN from the European Commission.

CHK-336

Our third product candidate is CHK-336, a liver-targeted oral small molecule LDHA inhibitor, which we are developing for the treatment of PH and idiopathic hyperoxaluria. Hyperoxalurias, including PH, are diseases caused by excess oxalate, a potentially toxic metabolite typically filtered by the kidneys and excreted as a waste product in urine. Symptoms of PH include recurrent kidney stones, which when left untreated, can result in kidney failure requiring dialysis or dual kidney/liver transplantation. In patients with hyperoxalurias, excess oxalate combines with calcium to form calcium oxalate crystals that deposit in the kidney, resulting in the formation of painful kidney stones and driving progressive kidney damage over time. PH1, PH2 and PH3 are a group of ultra-rare diseases caused by genetic mutations that result in excess oxalate, and in their most severe forms, can lead to ESKD at a young age. We also believe CHK-336 may have potential in the treatment of patients with idiopathic hyperoxaluria which is more common. Idiopathic hyperoxaluria is an acquired condition, potentially resulting from increased endogenous oxalate overproduction, particularly in association with metabolic diseases. We are currently conducting a phase 1 single ascending dose and multiple ascending dose clinical trial in healthy volunteers evaluating the safety, tolerability and pharmacokinetic profile of CHK-336, and we expect to report initial data from this trial in the first half of 2023.

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

We presented a poster on CHK-336 at ASN Kidney Week 2022, demonstrating preclinical efficacy in PH1 and PH2 mouse models, and the potential for benefit in non-genetic hyperoxalurias caused by oxalate overproduction was also described. We are currently conducting a phase 1 single ascending dose and multiple ascending dose clinical trial in healthy volunteers evaluating the safety, tolerability and pharmacokinetic profile of CHK-336, and we expect to report initial data from this trial in the first half of 2023. Following completion of the phase 1 trial, we will advance CHK-336 towards initiation of phase 2 POC trials for patients with both primary and idiopathic hyperoxalurias. We believe clinical POC for CHK-336 can be achieved efficiently in small studies using urinary oxalate as a validated surrogate biomarker and primary endpoint with the potential for full approval of this program in PH. We have also received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH.

Preclinical Product Candidates

In addition to our lead product candidates, we are also conducting research and discovery efforts to develop a pipeline of product candidates in other rare, severe chronic kidney diseases.

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

Our experienced research and discovery team has partnered with academic founders and key opinion leaders to identify targets and utilize novel translational technologies to develop precision medicines for kidney diseases. One of the key challenges in defining molecular mechanisms of kidney disease has been the cellular heterogeneity of the kidney, with nearly 30 distinct cell types arranged in the complex three-dimensional structure of the nephron. This cellular diversity and structure have made it difficult to understand the specific mechanisms associated with loss in kidney function. The recent development of genome-wide single-cell RNA sequencing of cell populations harvested from the kidney presents a new opportunity to dissect molecular mechanisms of kidney function and disease. We utilize single-cell RNA sequencing techniques developed by one of our academic founders to gain high resolution molecular insights into kidney disease mechanisms.

The cellular heterogeneity of the kidney has historically presented barriers to developing translationally relevant in-vitro cellular models of human kidney diseases. Recently, pluripotent stem cell, or PSC, derived kidney organoids along with patient derived three-dimensional cellular systems have emerged as advanced preclinical models to study kidney disease.

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

Atrasentan. Under our license agreement with AbbVie, we received a substantial amount of drug product and drug substance to support clinical trials of atrasentan. We are resupplying our clinical trials and preparing for future commercial launch with additional manufacturing campaigns conducted by AbbVie. We believe that the synthesis from regulatory starting material to drug substance can be manufactured at scale, resulting in a commercially competitive cost of goods.

BION-1301. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture product for clinical use based on engineered cell lines that express and secrete the antibody product candidate. We have contracted with several CMOs to develop, produce and release drug substance and drug product for use in the ongoing phase 1/2 clinical trial and the upcoming phase 3 clinical trial. We expect to continue to rely on CMOs for further manufacturing of BION-1301, including the development and manufacturing of alternative formulations.

CHK-336. In 2022, we continued manufacturing activities for CHK-336 to support the initiation of our healthy volunteer study of CHK-336 and expect to continue to rely on CMOs for further manufacturing of CHK-336.

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

If our lead product candidate atrasentan is approved for the treatment of IgAN, it may compete with other products used to treat this disease. To our knowledge, there are only two FDA-approved drugs for IgAN, the corticosteroid treatment Tarpeyo (budesonide) from Calliditas Therapeutics AB and Filspari (sparsentan), a dual ARB/endothelin receptor antagonist from Travere Therapeutics,

Inc., but there are a variety of additional treatments utilized, including RASis, steroids, chemotherapy drugs and immunomodulatory approaches. In addition, there are a number of competitors in clinical development for the treatment of IgAN at a similar stage of development or more advanced than us, including Alnylam Pharmaceuticals, Inc., AstraZeneca PLC, Ionis Pharmaceuticals, Inc., F. Hoffman-La Roche Ltd., Novartis AG, Omeros Corporation, Vera Therapeutics, RemeGen, Alpine Immune Sciences, Inc. and Otsuka Pharmaceutical Co., Ltd.

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

With respect to atrasentan, we have exclusively licensed issued U.S. and foreign patents and pending U.S. and foreign patent applications that cover formulations and methods of use related directly to atrasentan from AbbVie. These exclusively licensed patents included seven issued U.S. patents, one issued foreign patent and four pending foreign patent applications. These patents, and any patents that issue from the pending applications, that we have licensed from AbbVie are anticipated to expire between 2028 and 2034, absent any patent term adjustments or extensions.

Separately, we have filed U.S. and foreign patent applications with claims that are intended to cover additional methods of treatment and combinations of atrasentan with other therapies in kidney disease. We have one issued U.S. patent relating to methods of treatment with atrasentan. This patent, and any patents that may issue from these currently pending patent applications, which include PCT international applications, U.S. patent applications, and foreign patent applications, are expected to expire in 2040, absent any patent term adjustments or extensions.

With respect to BION-1301, we have seven issued U.S. patents, twenty-four issued foreign patents (not including European country validations), at least twenty pending U.S. and foreign patent applications, that cover the composition of matter of BION-1301, as well as methods of use. These patents, and any patents that issue from the pending applications are anticipated to expire between 2030 and 2041, absent any patent term adjustments or extensions.

With respect to CHK-336, we have in-licensed issued U.S. and foreign patents and have filed U.S. and foreign patent applications with claims that cover the composition of matter of CHK-336 and other related compounds, as well as methods of use. As of December 31, 2022, any patents that may issue from these currently pending patent applications, which include PCT international applications, U.S. patent applications, and foreign patent applications, are expected to expire between 2035 and 2041, absent any patent term adjustments or extensions.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. For more information on patent term extensions, see “—Government regulation—The Hatch-Waxman Act—Patent term extension.” In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2028 to 2041, unless we receive patent term extension. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2036 to 2041, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, specific claims issues, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platform and product candidates and the methods used to manufacture them. Moreover, our issued patents and those that may issue in the future may not guarantee us the right to practice our technology in relation to the commercialization of our platform’s product candidates. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology. The USPTO and FDA are currently collaborating regarding the patent prosecution practice for biotechnology patents. The outcome of that collaboration may impact biotechnology patent assets, including ours. Our issued patents and those that may issue in the future may be challenged, narrowed, circumvented or invalidated, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or third parties may seek to develop our clinical candidates in countries where we do not have patent protection. This risk may also affect our ability to partner rights in those countries. For these reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For this and other risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section titled “Risk Factors—Risks Related to Our Intellectual Property.”

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA, the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Pharmaceutical products—such as small molecule drugs and biological products, or biologics—used for the prevention, treatment, or cure of a disease or condition of a human being—are subject to regulation under the FD&C Act, with the exception that the section of the FD&C Act which governs the approval of drugs via New Drug Applications, or NDAs, does not apply to the approval of biologics. In contrast, biologics are approved for marketing under provisions of the Public Health Service Act, or PHS Act, via a Biologics License Application, or BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

Clinical trials to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in phase 2 evaluations, phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the drug or biologic. In most cases the FDA requires two adequate and well-controlled phase 3 clinical trials to demonstrate the efficacy of the drug or biologic. A single phase 3 trial may be sufficient in rare instances, including (1) where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.

The manufacturer of an investigational drug or biologic in a phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug or biologic.

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls.

The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs or BLAs is additionally subject to a substantial application user fee, currently exceeding $3,200,000 for Fiscal Year 2023 for an application containing clinical data. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved NDA or BLA is also subject to annual program fees, currently exceeding $390,000 for each prescription product. The FDA adjusts the user fees on an annual basis, and the fees typically increase annually.

The FDA reviews each submitted NDA or BLA before it determines whether to file it and may request additional information. The FDA must make a decision on whether to file an NDA or BLA within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is filed, the FDA begins an in-depth review of the NDA or BLA. The FDA has agreed to certain performance goals in the review of NDAs or BLAs. Most applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs or biologics are reviewed in six to eight months. Priority review can be applied to drugs or biologics that the FDA determines may offer significant improvement in safety or effectiveness compared to marketed products or where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its goal dates for standard and priority NDAs or BLAs, and the review process can be extended by FDA requests for additional information or clarification.

The FDA may also refer applications for novel drug and biologic products, or drug and biologic products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with Good Manufacturing Practices, or cGMP, requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also typically inspects clinical trial sites to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy.

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter, or CRL, generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application, such as additional clinical data, additional pivotal clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may resubmit the NDA or BLA addressing all of the deficiencies identified in the letter, withdraw the application, engage in formal dispute resolution or request an opportunity for a hearing. The FDA has committed to reviewing resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval.

If, or when, the deficiencies identified in the CRL have been addressed to FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a REMS to help ensure that the benefits of the drug or biologic outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug or biologic. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the safety or efficacy of the drug or biologic. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of an NDA or BLA supplement or, in some case, a new NDA or BLA, before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA and BLA supplements as it does in reviewing NDAs and BLAs.

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

Expedited Development and Review Programs

The FDA is required to facilitate the development, and expedite the review, of drugs and biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition.

Fast Track Designation

Fast track designation may be granted for a product that is intended to treat a serious or life-threatening disease or condition for which preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. The sponsor of an investigational drug product may request that the FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the submission of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA or BLA before the application is complete. This rolling review is available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. At the time of NDA or BLA filing, the FDA will determine whether to grant priority review designation. Additionally, fast track designation may be withdrawn if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Accelerated Approval

Accelerated approval may be granted for a product that is intended to treat a serious or life-threatening condition and that generally provides a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA. The Food and Drug Omnibus Reform Act, or FDORA, was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate criminal prosecutions for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product for this type of disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The first NDA or BLA applicant to receive FDA approval for a particular active moiety to treat a rare disease for which it has such designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Other benefits of orphan drug designation include tax credits for certain research and an exemption from the NDA user fee.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug or biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug or biologic is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug or biologic for an indication for which orphan designation has been granted, with certain exceptions.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA or BLA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug, and nonpatent for a biologic, if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug or biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Rare Pediatric Disease Vouchers

The Rare Pediatric Disease Voucher Program is intended to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Although there are existing incentive programs to encourage the development and study of drugs and biologics for rare diseases, pediatric populations, and unmet medical needs, this program provides an additional incentive for the development of drugs and biologics for rare pediatric diseases, which may be used alone or in combination with other incentive programs. A rare pediatric disease is defined as a disease that is a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and is a rare disease or condition as defined in the FD&C Act, which includes diseases and conditions that affect fewer than 200,000 persons in the United States and diseases and conditions that affect a larger number of persons and for which there is no reasonable expectation that the costs of developing and making available the product in the United States can be recovered from sales of the product in the United States.

The sponsor of a human drug application for a rare pediatric disease drug or biologic product may be eligible for a voucher that can be used (or sold) to obtain a priority review for a subsequent human drug application submitted under section 505(b)(1) of the FD&C Act or section 351 of the PHS Act after the date of approval of the rare pediatric disease drug product. The rare pediatric disease priority review voucher program was most recently re-authorized by Congress in the Consolidated Appropriations Act of 2021, extending the rare pediatric disease program through September 30, 2024, with the potential for priority review vouchers to be granted through September 30, 2026.

Additional Controls for Biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHS Act emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHS Act also provides authority to the FDA to immediately suspend biologics licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases within the United States.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the lot manufacturing history and the results of all of the manufacturer's tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before allowing the manufacturer to release the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of a BLA, biologics manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

Post-Approval Requirements

Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs and biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs and biologics may be marketed only for the approved indications and in a manner consistent with the approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, manufacturing, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug and biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Drug Exclusivity

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

Biologic Exclusivity

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-licensed product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver from the Secretary of the U.S. Department of Health and Human Services. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. The first biosimilar product was approved under the BPCIA in 2015, and the first interchangeable product was approved in 2021. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) eighteen months after the first interchangeable biosimilar is approved if there is not patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, has issued a final rule that requires manufacturers of prescription drugs or biologics to collect and report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug and biologic companies to report certain expenses relating to the marketing and promotion of drug or biologic products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain drug or biologic pricing information, including information pertaining to and justifying price increases. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Certain states and local jurisdictions also require the registration of pharmaceutical sales and medical representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

U.S. Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The U.S. Department of Health and Human Services, or HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation. Because the negotiated price takes effect two years after the selection year, no drug or biologic will be subject to a negotiated price prior to 9 or 13 years after approval, respectively. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2023, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

Data Privacy & Security Laws

Numerous local, state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous local, federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services involving creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities.

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

In addition, certain state and non-U.S. laws, notably the California’s Privacy Rights Act, or CPRA, the EU’s General Data Protection Regulation, or GDPR, and Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the CPRA, which went into effect January 1, 2023, provides for among other things, new data privacy obligations for covered companies and new privacy rights to California residents, including the right to opt out of disclosure and sale of their information. The CPRA also creates a private right of action with statutory damages for certain data breaches of personal information, thereby potentially increasing risks associated with a data breach. Colorado, Utah, Connecticut and Virginia have also recently enacted comparable consumer privacy regimes that have and will take effect in 2023, and as of January 2023, four states (Michigan, Ohio, New Jersey and Pennsylvania) have active bills under review relating to consumer privacy. In Europe, the GDPR went into effect in May 2018 and introduced strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations. In Canada, PIPEDA and similar provincial laws impose obligations on companies with respect to processing personal information, including health-related information. PIPEDA requires companies to obtain an individual’s consent when collecting, using or disclosing that individual’s personal information. Individuals in certain jurisdictions have the right to access and correct the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must give notice of the new use, and in certain circumstances, again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.

Domestic laws in all 50 states have laws requiring businesses to provide notice to customers, in certain circumstances whose personally identifiable information was been disclosed as a result of unauthorized access or data breach, in addition to requirements under foreign and federal laws. The laws and respective regulations are not consistent and frequently amended.

Employees and Human Capital Resources

As of December 31, 2022, we had 214 employees, of which 59 held a Ph.D. or M.D. We have not experienced any work stoppages. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

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

Available Information

The following filings are available through the SEC, which maintains an Internet site at www.sec.gov, and through our website as soon as reasonably practicable after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15 (d) of the Securities Act. We will make available on our website www.chinooktx.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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
•

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we previously had material weaknesses in our internal control over financial reporting. While we remediated these material weaknesses as of the fiscal year ended December 31, 2022 and concluded that our internal control over financial reporting was effective as of December 31, 2022, such remediation does not guarantee that our remediated controls will continue to operate properly, or that we will not experience another material weakness in the future.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $187.9 million for the year ended December 31, 2022. As December 31, 2022, we had an accumulated deficit of $419.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need to raise additional funding before we become profitable from any potential future sales of atrasentan or our other product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for atrasentan and other product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities held as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we previously had material weaknesses in our internal control over financial reporting. While we remediated these material weaknesses as of the fiscal year ended December 31, 2022 and concluded that our internal control over financial reporting was effective as of December 31, 2022, such remediation does not guarantee that our remediated controls will continue to operate properly, or that we will not experience another material weakness in the future.

Internal controls are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 17, 2022, in preparing our consolidated financial statements as of and for the years ended December 31, 2021 and 2020, our management identified certain material weaknesses in our internal control over financial reporting. While these material weaknesses were remediated as of the year ended December 31, 2022, and we concluded that our internal control over financial reporting was effective as of December 31, 2022, we cannot assure you that we will not identify material weaknesses in the future. If material weaknesses are identified in our internal controls then the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act, securities law requirements regarding the timely filing of periodic reports or the Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our share price could decline. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Additionally, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. However, we recognize that maintaining adequate internal control over financial reporting will continue to require significant management attention and expense.

Risks Related to Our Product Development and Regulatory Approval

If we are unable to develop, obtain regulatory approval for and commercialize atrasentan or any other future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidates, atrasentan, a potent and selective endothelin receptor antagonist, and BION-1301, an anti-APRIL monoclonal antibody. With atrasentan, we are currently conducting the ALIGN phase 3 clinical trial for the treatment of IgAN and the phase 2 AFFINITY clinical trial for certain proteinuric glomerular diseases. With BION-1301, we are currently conducting a phase 1/2 clinical trial for the treatment of IgAN, and planning to initiate a global phase 3 trial in mid-2023. We are also developing CHK-336 for the treatment of kidney stone disease, or hyperoxaluria, and have received rare pediatric disease designation from the FDA for CHK-336 for the treatment of primary hyperoxaluria. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of atrasentan and our other product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before we can seek regulatory approvals for their commercial sale. The conduct of phase 3 trials and the submission of an NDA, or BLA is a complicated process. We have limited experience in conducting clinical trials and preparing, submitting and supporting regulatory filings, and have not previously submitted an NDA or BLA. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA or BLA submission and approval of any product candidate we are developing.

We in-licensed atrasentan from AbbVie. Atrasentan was previously investigated in a phase 3 clinical trial evaluating the effects of atrasentan on progression of kidney disease in patients with DKD, referred to as the SONAR trial. While patients receiving atrasentan in the SONAR trial had a lower rate of primary composite renal events than patients receiving placebo, the trial accrued measurable primary endpoints at a slower rate than expected, and AbbVie decided to close the study early for corporate strategic reasons. We believe the results of the SONAR trial support further evaluation of atrasentan in IgAN. Although the SONAR trial was not terminated due to safety concerns, further safety issues could be discovered in our phase 2 and phase 3 trials. Based on the data from the SONAR trial, we believe that atrasentan, combined with current standard of care, may have benefits compared to treatment with current standard of care. However, we cannot assure that any potential advantages that we believe atrasentan may have for treatment of patients with proteinuric glomerular diseases will be substantiated by our planned clinical trials or included in the product’s labeling should we obtain approval. Without head-to-head data, we will not be able to make comparative claims with respect to any other treatments. In addition, the patient populations under investigation with atrasentan have many co-morbidities that may cause severe illness or death, which may be attributed to atrasentan in a manner that negatively affects its safety profile. If the results of our clinical trials for atrasentan are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are unanticipated safety concerns or adverse events that emerge during clinical trials, we may have to conduct further preclinical studies and/or clinical trials before obtaining marketing approval, or we may be prevented from or delayed in obtaining marketing approval.

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

Even if our product candidates meet their pre-specified safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner and may not consider the clinical trial results sufficient to grant, or we may not be able to obtain, regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. For example, in response to review of the statistical analysis plan for the ALIGN trial, we received correspondence from the FDA in February 2023 recommending that evaluation of the interim proteinuria endpoint analysis for accelerated approval in the ALIGN trial be delayed from week 24 to week 36. The FDA referenced the likelihood that the later timepoint would allow for a greater amount of eGFR data to be evaluated at the time of accelerated approval. We plan to engage in discussions with the FDA as soon as possible regarding this advice, but we may not be able to come to agreement regarding the appropriate timing for the primary proteinuria endpoint and/or may experience additional delays or potential rejection of our application for approval from the FDA or similar regulatory agencies.

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

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the product outweigh its risks, which may include, for example, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners, or other elements to assure safe use of the product. For example, other approved endothelin A receptor antagonists, or ERAs, have been required to include a REMS for women of child-bearing age regarding the risk of embryo-fetal toxicity and/or hepatotoxicity. Filspari (sparsentan), which was approved in February 2022, has a black box warning on its label for hepatotoxicity and embryo-fetal toxicity and is only available through a restricted distribution program called the Filspari REMS. Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several potentially significant negative consequences could result, including:

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

While chronic kidney diseases represent a large market, primary glomerular kidney diseases, including IgAN, to which our lead product candidate is targeted, have relatively low incidence and prevalence. We estimate that IgAN affects approximately 1.3 per 100,000 individuals per year in the United States. The global incidence of IgAN is approximately 2.5 per 100,000 individuals per year. Variations in disease incidence and prevalence are, in part, due to regional differences in urine screening, referral patterns and indications for biopsy. We estimate that IgAN is associated with progressive loss of kidney function leading to ESKD in approximately 30% to 45% of IgAN patients over 20 to 25 years, representing a significant unmet need for new treatment options. We are also developing CHK-336 for the treatment of primary hyperoxaluria, which is an ultra-orphan disease with an even smaller number of patients. We have received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH. Small target patient populations could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients in our trials, or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

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

Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including current Good Manufacturing Practices, or cGMPs, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping. In addition, manufacturers of drug and biological products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure that they are marketed in a manner consistent with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the Federal Food, Drug, and Cosmetic Act, or FD&C Act, relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

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

•	the efficacy, durability of treatment effect and safety of such product candidates as demonstrated in clinical trials;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the cost of treatment relative to alternative treatments;
•	the clinical indications for which the product candidate is approved by the FDA, the HPFB or the European Commission;
•	the willingness of providers to prescribe new therapies;
•	the willingness of the target patient population to try new therapies;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA, the HPFB, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	the quality of our relationships with patient advocacy groups;
•	publicity concerning our product candidates or competing products and treatments; and
•	sufficient third-party payor coverage and adequate reimbursement.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older, disabled or suffering from ESKD. The Medicaid program, which varies from state-to-state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. One payor’s determination to provide coverage for a drug or biological product, however, does not assure that other payors will also provide coverage for the product. Further, a payor’s decision to provide coverage for a drug or biological product does not imply that an adequate reimbursement rate will be approved.

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

We expect some of the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.

The Biologics Price Competition and Innovation Act, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.

We believe that if any of our product candidates is approved as a biological product under a BLA, such as BION-1301, it should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA will not consider any of our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. There has been public discussion of efforts to incentivize and increase biosimilar drug development including by potentially decreasing the period of exclusivity from the current 12 years. In September 2021, the Biden administration released its prescription drug pricing reform plans, which included proposals to reassess exclusivity periods, streamline biosimilar licensure, force disclosure of inactive ingredients, and other measures to increase biosimilar drug development. If such changes and reforms were to be enacted, our product candidates, if approved, could have a shorter period of exclusivity than anticipated or face increased competition from biosimilar drug products. We continue to evaluate executive, legislative and judicial efforts to modify aspects of the law, and the extent to which any such changes may impact our business or financial condition.

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

Although several companies are focused on developing treatments on IgAN and other proteinuric glomerular diseases, there are currently limited treatment options for proteinuric glomerular diseases. To our knowledge, there are only two FDA-approved drugs for IgAN, Tarpeyo (budesonide) from Calliditas Therapeutics AB and Filspari (sparsentan) from Travere Therapeutics, Inc. In addition, there are a variety of additional treatments utilized that include RASis, steroids, chemotherapy drugs and immunomodulatory approaches. In addition, there are a number of competitors in clinical development for the treatment of IgAN at a similar stage of development or more advanced than us, including Alnylam Pharmaceuticals, Inc., AstraZeneca PLC, Ionis Pharmaceuticals, Inc., F. Hoffman-La Roche Ltd., Novartis AG, Omeros Corporation, Vera Therapeutics, Inc., RemeGen, Alpine Immune Sciences, Inc., and Otsuka Pharmaceutical Co., Ltd.

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

The manufacture of pharmaceutical products is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of atrasentan or our other product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

We have and intend to continue to establish manufacturing relationships with a limited number of suppliers to manufacture raw materials, the drug substance and finished product of any product candidate for which we are responsible for preclinical or clinical development. Pursuant to our license agreement with AbbVie, we received a substantial amount of drug product and drug substance to support initiation of our clinical trials of atrasentan; however, we do not yet have a long-term commercial manufacturing agreement for atrasentan with AbbVie or any other CMO. We will need to establish manufacturing relationships for the production of sufficient atrasentan for any potential commercialization. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and our processes are required to be qualified by the FDA prior to regulatory approval. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA or BLA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

The process of manufacturing pharmaceutical products is complex, highly-regulated and subject to multiple risks. The manufacture of drugs and biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny regulatory approval until the deficiencies are corrected or we replace the manufacturer in our regulatory approvals with a manufacturer that is in compliance. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

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

While we do not intend to seek Fast Track Designation for atrasentan, we may seek such designation for our other product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply to the FDA for Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Even if we receive Fast Track Designation for any of our product candidates, such product candidates may not experience faster development, review or approval processes compared to conventional FDA procedures. Many drugs and biologics that have received Fast Track Designation have failed to obtain approval.

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

The accelerated approval pathway may be used in cases in which the advantage of a new product over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug or biologic’s anticipated effect on irreversible morbidity or mortality or other clinical benefit. In some cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If the sponsor fails to conduct such studies in a timely manner, or if such post-approval studies fail to verify the drug or biologic’s predicted clinical benefit, or if other evidence demonstrates that the product candidate is not shown to be safe and effective under the conditions of use, the FDA may withdraw its approval of the drug or biologic on an expedited basis.

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

In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. Congress has also considered various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances. The Food and Drug Omnibus Reform Act, or FDORA, was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies. FDORA enables the FDA to initiate criminal prosecutions for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

We have obtained Orphan Drug Designation for atrasentan and BION-1301 for IgAN in the EU and may seek Orphan Drug Designation for these product candidates for this indication in the United States and other countries. However, we may not obtain Orphan Drug Designation and even if we do, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity.

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

The Rare Pediatric Disease Voucher Program is intended to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Although there are existing incentive programs to encourage the development and study of drugs and biologics for rare diseases, pediatric populations, and unmet medical needs, this program provides an additional incentive for the development of drugs and biologics for rare pediatric diseases, which may be used alone or in combination with other incentive programs. A rare pediatric disease is defined as a disease that is a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and is a rare disease or condition as defined in the FD&C Act, which includes diseases and conditions that affect fewer than 200,000 persons in the United States and diseases and conditions that affect a larger number of persons and for which there is no reasonable expectation that the costs of developing and making available the product in the United States can be recovered from sales of the product in the United States.

The sponsor of an application for a rare pediatric disease drug product may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FD&C Act or section 351 of the PHS Act after the date of approval of the rare pediatric disease drug product. The rare pediatric disease priority review voucher program was most recently re-authorized by Congress, extending the rare pediatric disease program through September 30, 2024, with the potential for priority review vouchers to be granted through September 30, 2026. Although we have obtained designation of CHK-336 for the treatment of PH as a rare pediatric disease, we may not meet the eligibility requirements for a priority voucher at the time we seek approval of CHK-336 or we may not meet the current deadline for receiving a priority review voucher, in which case we would not be able to use priority review for a subsequent product of ours or be able to sell such voucher to a third party, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a drug will meet the other eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a rare pediatric disease designation does not necessarily lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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

With regard to the healthcare and pharmaceutical pricing, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, or ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

There have been executive, legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act, or the TCJA, was enacted and included, among other things, effective January 1, 2019, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In June 2021, the U.S. Supreme Court held that plaintiffs did not have standing to challenge constitutionality of the individual mandate. Thus, the ACA remains in effect in its current form. It is unclear whether there may be other judicial or congressional efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future. In addition, other legislative changes have been proposed and adopted since the ACA was enacted to reduce healthcare expenditures, including aggregate reductions to Medicare payments to providers of 2 percent per fiscal year, which went into effect April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031. The Medicare reductions phased back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products.

On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The U.S. Department of Health and Human Services, or HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation. Because the negotiated price takes effect two years after the selection year, no drug or biologic will be subject to a negotiated price prior to 9 or 13 years after approval, respectively. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2023, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. The full economic impact of the IRA is unknown at this time, but the law’s passage may affect the pricing of our products and product candidates. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

We expect that the ACA and IRA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

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

We have in-licensed issued U.S. patents and foreign patent applications that cover formulations and methods of use related directly to atrasentan from AbbVie and own an issued U.S. patent related to methods of use of atrasentan. We have filed patent applications intended to specifically cover additional methods of use and combinations of atrasentan with other therapies in kidney disease. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect atrasentan or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

In addition to patent protection, we rely upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.

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

In addition, courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. Even if we are successful, these types of lawsuits may consume our time and other resources. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, through legal or illegal means. As a result, we may not be able to meaningfully protect the Company’s trade secrets. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary rights. For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners' interest in such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties we identify as necessary or important in our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during clinical trials and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. U.S. and ex-U.S. law concerning patent term extensions and foreign equivalents continue to evolve. Even if we were to seek a patent term extension, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period of extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than it requests, our competitors may obtain approval of competing products following our patent expiration sooner than expected, and our business, financial condition, results of operations and prospects could be materially harmed.

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

We will face an inherent risk of product liability exposure related to the testing of atrasentan and our other product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in a product, negligence, strict liability or breach of warranty. Claims could also be asserted under U.S. state consumer protection acts. If we cannot successfully defend ourselves against claims of our product candidates caused injuries, then we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

The right of the holders of our contingent value rights, or CVRs, issued prior to the closing of the Merger will be contingent solely upon the occurrence of certain events described in the CVR Agreement and the consideration received being greater than the amounts that could be deducted by us under the CVR Agreement. In 2022, we paid $7.5 million to CVR holders following receipt of a development milestone under our license agreement with Merck for MK-5890. In April 2021, prior to the disposition period set forth in the CVR Agreement, we entered into an agreement with Sairopa, a private company created by Van Herk Royalty B.V. and D.S. Chahal to acquire certain of our non-renal assets in exchange for stock in Sairopa. We will hold our equity interests in Sairopa until there is a liquidity event, upon which 50% of any proceeds, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses, will be distributed to CVR holders, provided such liquidity event occurs during the 10-year CVR period. If no additional events described within the CVR Agreement occur within the 10-year CVR period specified in the CVR Agreement or the consideration received is not greater than the amounts that could be deducted by us, no additional payments will be made under the CVR Agreement, and the CVRs will expire valueless.

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

The market price of our common stock is subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of clinical trials, including our ALIGN trial for atrasentan, and preclinical studies of our product candidates, or those of our competitors or our existing or future collaborators;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about the combined business, or if they issue adverse or misleading opinions regarding our business and common stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions or market conditions in the pharmaceutical and biotechnology sectors, including rising interest rates and inflation;
•	sales of securities by us or our securityholders in the future;
•	if we fail to raise an adequate amount of capital to fund our operations and continued development of our product candidates;
•	trading volume of our common stock;
•	announcements by competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to precision medicine product candidates, including with respect to other products in such markets;
•	the introduction of technological innovations or new therapies that compete with our potential products; and
•	period-to-period fluctuations in our financial results.

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

We will incur significant legal, accounting and other expenses as a public company that we did not incur as a private company, including costs associated with public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management team consists, among others, of the executive officers of Private Chinook prior to the Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We will no longer be a smaller reporting company in 2023, and will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. For 2023 we will no longer be a smaller reporting company nor qualify for certain exemptions from disclosure requirements applicable to smaller reporting companies and non-accelerated filers. As a result, we will be required to comply with certain additional legal and regulatory requirements applicable to public companies and may incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, a global economic downturn, whether due to terrorism, armed conflict (such as the current conflict between Russia and Ukraine), natural disasters or health crises (such as COVID-19) could cause extreme volatility and disruptions in the capital and credit markets, as well as rising interest rates and inflation. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

The continued presence of the COVID-19 pandemic, or the outbreak of a similar public health crisis, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our clinical trials and could cause potential supply chain disruptions.

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

While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and may continue to cause, significant disruption of global financial markets and the trading prices of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the global effort to control COVID-19 infections could materially and adversely affect our business.

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

Federal, state, and foreign laws and government requirements include obligations of companies to notify regulators and/or individuals, in certain circumstances, of security breaches involving personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs. Any failure to prevent or mitigate security breaches or improper access to, use, disclosure or other misappropriation of our data or consumers’ personal data could result in significant contractual and legal liability, such as under state breach notification laws, federal law (including HIPAA/Health Information Technology for Economic and Clinical Health Act, or HITECH), and international law (e.g., GDPR). Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous, expensive and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight. Our failure to comply with such laws or to adequately secure the information we hold could result in significant liability and/or reputational harm and, in turn, a material adverse effect on our future client base, member base and revenue.

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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws, and consumer protection laws. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data), that are subject to privacy and security requirements under HIPAA/HITECH. Entities that are found to be in violation of HIPAA/HITECH as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties. Additionally, governmental agencies like the FTC have adopted, or are considering adopting, laws and regulations concerning personal data and data security. The FTC may also take action against companies for unfair acts or practices for failing to keep promises made in public statements, such as privacy policies. We make public statements about our use and disclosure of personal data through our privacy policy, information described on our website, and in press statements. Although we endeavor to ensure that our public statements are complete and accurate, any failure (real or perceived) by us to comply with our privacy and security commitments could be considered an “unfair and deceptive” act by the FTC resulting in an FTC consent decree that may include fines and sustained government-mandated audits for a period of 20 years. State Attorneys General may enforce comparable state law statutes covering unfair and deceptive practices with similar resulting consequences.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. California recently enacted legislation, the California Privacy Rights Act, or CPRA, which went into effect January 1, 2023. The CPRA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of the sale and disclosure of their information and receive detailed information about how their personal information is used. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches, in certain circumstances, that is expected to increase data breach litigation. The CPRA may increase our compliance costs and potential liability. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CPRA. Potential uncertainty surrounding the CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business. Other states have followed California’s lead. The Virginia Consumer Data Protection Act, or VCDPA, which went into effect on January 1, 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data. Colorado, Utah and Connecticut have passed similar laws which will go into effect in 2023. As of January 2023, four states have active consumer privacy legislation under review, which if enacted would add additional costs and expense of resources to maintain compliance.

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

The GDPR, as well as law in the United Kingdom, or the UK, and Switzerland, also prohibits the international transfer of personal data from the EEA/UK/Switzerland to countries outside of those jurisdictions unless made to a country deemed to have adequate data privacy laws by the European Commission or where a data transfer mechanism has been put in place. We rely on Standard Contracts Clauses, or SCCs, to transfer personal data to countries outside of the EEA, Switzerland, and the UK, including to the United States and are continuing to evaluate the guidance and mechanisms required to establish adequate safeguards for personal data. In July 2020 the Court of Justice of the European Union, or CJEU, declared the Privacy Shield to be invalid; however, the Biden administration recently announced the United States has agreed to new terms for protecting EU residents’ data which may potentially result in the revised EU Privacy Shield being resurrected as an adequate method of transferring data to the US. The CJEU upheld the validity of the SCCs as a legal mechanism to transfer personal data but companies relying on SCCs will continually be subject to guidance from regulators in the EEA and need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. In turn, the findings of the CJEU will have significant implications for cross-border data flows. On June 4, 2021, the European Commission adopted new SCCs to apply to international transfers of data. We had until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on the former SCCs. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our operations, and we may find it necessary to establish systems in the EEA, Switzerland, and the UK to maintain personal data originating from the EEA and the UK, which may involve substantial expense and distraction from other aspects of our business. As supervisory authorities continue to issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used and/or what safeguards must be implemented, or start taking enforcement action, there will be uncertainty as to how we comply with EEA, Switzerland, and UK privacy and security laws and we could suffer additional costs, complaints, or regulatory investigations or fines. For example, German and Irish supervisory authorities have indicated that the SCCs alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. We may need to implement additional safeguards to further enhance the security of data transferred out of the EEA/Switzerland/UK, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the GDPR provides that countries in the EEA may establish their own laws and regulations further restricting the processing of certain personal data, including genetic data, biometric data, and health data.

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

Further, as a consequence of the UK’s departure from the EU, the UK is free to diverge from EU data privacy laws. The UK’s Data Reform Bill, containing proposals for the UK GDPR to diverge from the EU GDPR is currently paused while ministers consider how to replace EU GDPR. We may, in the future, be subject to separate and additional data protection obligations to those that we are already subject to. This may result in substantial costs and may necessitate changes to our business practices, which in turn may adversely affect our business, reputation, legal exposures, and financial condition.

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

Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect future cash flows. For example, in December 2017, the TCJA, was signed into law, significantly reforming the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a partial “territorial” system, and modifies or repeals many business deductions and credits. Beginning in 2022, the TCJA also eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 23,000 square feet of office space in Vancouver, Canada that has a remaining lease term expiring on August 31, 2027.

In addition, we lease approximately 26,000 square feet of office space in Seattle, Washington, which we are using for our corporate headquarters, and that has a remaining lease term expiring April 30, 2026.

In connection with the Merger in 2020, we assumed a facility lease for approximately 112,000 square feet of office and laboratory space in Berkeley, California that has a remaining lease term expiring on December 31, 2029. We have the right to further extend the lease term for up to two renewal terms of five years each, provided that the rental rate would be subject to market adjustment at the beginning of each renewal term. We are subleasing this facility, which covers the entire leased premises and expires at the same time as the underlying lease.

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

On February 17, 2023, the last reported sale price of our common stock on the Nasdaq Global Select Market was $23.21 per share.

Holders of Record

As of February 17, 2023, we had 89 stockholders of record of our common stock. This number of stockholders of record does not include stockholders whose shares are held in street names by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of stockholders of record.

Dividend Policy

We have not declared or paid cash dividends on our common stock since our inception. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Recent Sales of Unregistered Securities

None.

Repurchases of Shares or of Company Equity Securities

None.

Stock Performance Graph (1)

The graph below shows the cumulative total return to our stockholders during the period from December 31, 2017 through December 31, 2022 in comparison to the indicated indices. The results assume that $100 was invested on December 31, 2017 in our common stock and each of the indicated indexes, including reinvestment of dividends, if any. Additionally, on October 5, 2020, Aduro Biotech, Inc. (“Aduro”) completed its merger with Chinook Therapeutics U.S., Inc. (“Private Chinook”), pursuant to the terms of a merger agreement dated as of June 1, 2020, and amended on August 17, 2020, by which a wholly owned subsidiary of Aduro merged with and into Private Chinook, with Private Chinook continuing as a wholly owned subsidiary of Aduro (the “Merger”). Immediately following the Merger, Aduro changed its name to “Chinook Therapeutics, Inc.” and the business conducted by Private Chinook became the primary business conducted by the Company. Accordingly, our common stock is traded on the Nasdaq Global Select Market under the symbol “KDNY.” From April 15, 2015 to October 5, 2020 our common stock was traded under the symbol “ADRO.”

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Chinook Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Chinook Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

This information under “Stock Performance Graph” shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Chinook Therapeutics, Inc. under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing. The past performance of our common stock is not an indication of future performance.

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

Overview

Chinook is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, a potent and selective endothelin A receptor antagonist. We are currently conducting the phase 3 ALIGN trial of atrasentan for IgA nephropathy, or IgAN, and the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. We most recently presented interim data from the IgAN patient cohort of the AFFINITY trial at the American Society of Nephrology, or ASN, Kidney Week in November 2022. In addition, enrollment in the ALIGN trial to date exceeds 270 patients. The interim proteinuria endpoint analysis will be performed on the first 270 patients enrolled and we expect to report topline data from this analysis in the second half of 2023 to potentially support an application for accelerated approval under Subpart H in the United States. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in phase 2 development for patients with IgAN. We most recently presented interim results from the ongoing phase 1/2 trial at ASN Kidney Week in November 2022. Our third product candidate is CHK-336, an oral small molecule LDHA inhibitor for the treatment of primary and idiopathic hyperoxaluria that is currently in a phase 1 clinical trial in healthy volunteers. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights from kidney single cell RNA sequencing and large chronic kidney disease, or CKD, patient cohorts that have been comprehensively panomically phenotyped, with retained biosamples and prospective clinical follow-up, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways. To support these efforts, we have an ongoing strategic collaboration with Evotec SE, or Evotec, to jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, polycystic kidney disease, or PKD, and other primary glomerular diseases. We also continue to evaluate opportunities to in-license kidney disease programs to bolster our pipeline. In November 2021, we established SanReno Therapeutics, or SanReno, a joint venture to develop, manufacture and commercialize kidney disease therapies in mainland China, Hong Kong, Macau, Taiwan and Singapore. We believe that a strong local presence in East Asia may allow us to accelerate the clinical development and maximize the commercial potential of atrasentan and BION-1301, the two programs licensed to SanReno, in the region.

Our approach to precision medicines leverages recent advances in identifying targeted kidney therapies linked to mechanistic biomarkers by the application of systems biology approaches in nephrology. The application of this approach in nephrology has advanced over the past decade through the study of multiple patient groups across a wide variety of kidney diseases and their associated multilevel data sets, including genome, transcriptome, proteome, metabolome, pathology and prospective long-term clinical characteristics and outcomes. A key objective of these investigations is to define kidney diseases in molecular terms to drive the development of targeted treatments. We believe we are well-positioned to exploit the insights provided into the key molecular drivers and classifiers of kidney diseases by the application of these systems biology tools to nephrology. Our strategy is to use these mechanistic insights to select compelling drug targets and deliver novel and differentiated product candidates for rare and severe kidney diseases with high unmet medical need.

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

SanReno Therapeutics

In November 2021, we entered into a License Agreement with SanReno, or the China License Agreement. The China License Agreement includes the transfer of intellectual property rights in the form of a development and commercialization license in the Territory; manufacturing and supply services; and participation in opt-in global studies with the collaboration party. The terms of the China License Agreement also include potential payments to us for the following: progress-dependent milestone payment; royalties on the net sales of a licensed product and reimbursement for certain expenses incurred. As of December 31, 2022, these potential payments are not considered probable of being achieved and they relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

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

Research and Development Expenses

The largest component of our operating expenses is our investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates, as well as the development of product candidates pursuant to Aduro’s pre-existing collaboration and license agreements. Research and development costs include employee-related costs; licensing costs; materials and supplies; contracted research and manufacturing; consulting arrangements; allocated costs, such as facility costs; and other expenses incurred to advance our research and development activities. Employee-related costs consist of salaries, bonuses, severance and benefits. We recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

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

Change in Fair Value of Contingent Consideration and Contingent Value Rights Liabilities

At the effective time of the Merger, we also entered into an agreement, or CVR Agreement, pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one contingent value right, or CVR, for each outstanding share of Aduro common stock held by such stockholder on such date. Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from certain events described in the CVR Agreement, such as milestones and royalties from certain pre-existing agreements and the disposition or licensing of certain of Aduro’s non-renal assets, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. Change in the fair value of the contingent consideration and CVR liabilities at each reporting period consists of the changes in the values of these contractual rights.

Amortization of Intangible Assets

Amortization of intangible assets, excluding goodwill results from the amortization of finite-lived intangible assets acquired in the Merger. Amortization is over periods of 9 to 17 years, with an original weighted average period of 16.7 years.

Gain on Sale of Assets to Equity Method Investment

In 2021 we entered into an agreement with Sairopa B.V., or Sairopa, to acquire certain of our non-renal assets in exchange for preferred stock in Sairopa. The sale of the non-renal assets to Sairopa resulted in a $7.2 million gain, which is the difference between the fair value of the equity received and the carrying value of the non-renal assets. The gain is reported in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

Investment and Other Income (Expense), Net

Investment and other income (expense), net consists primarily of interest income, foreign currency gains and losses, and various income or expense items of a non-recurring nature.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Collaboration and license revenue	$6,128	$51,625	$(45,497)
Operating expenses:
Research and development	141,211	96,987	44,224
General and administrative	36,291	31,899	4,392
Change in fair value of contingent consideration and contingent value rights liabilities	11,987	27,317	(15,330)
Amortization of intangible assets	1,722	1,687	35
Total operating expenses	191,211	157,890	33,321
Gain on sale of assets to equity method investment	—	7,227	(7,227)
Loss from operations	(185,083)	(99,038)	(86,045)
Investment and other income (expense), net	4,809	(170)	4,979
Loss before income taxes and equity method investment loss	(180,274)	(99,208)	(81,066)
Income tax expense	(4,341)	(2,093)	(2,248)
Equity method investment loss	(3,250)	(1,636)	(1,614)
Net loss	$(187,865)	$(102,937)	$(84,928)

Collaboration and License Revenue

Total collaboration and license revenue was $6.1 million for the year ended December 31, 2022, a decrease of $45.5 million compared to $51.6 million for the year ended December 31, 2021. The decrease was primarily due to $41.2 million of non-cash revenue recognized under our license agreement with SanReno and a development milestone of $10.0 million recognized under our agreement with Merck and Co, Inc., or Merck, in 2021. This decrease was offset by $4.2 million related to services provided under our license agreement with SanReno and $1.9 million from the achievement of a development milestone under our collaboration agreement with Lilly, which were both recognized in revenue in 2022.

Research and development expenses

The following tables summarize our research and development expenses by program and by category incurred during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Product candidates:
Atrasentan	$56,930	$41,606	$15,324
BION-1301	31,781	12,928	18,853
CHK-336	8,292	9,141	(849)
Other discovery, research and development programs	12,367	17,334	(4,967)
Subtotal	109,370	81,009	28,361
Stock-based compensation expense	10,510	6,007	4,503
Facility and depreciation costs	6,526	4,046	2,480
Other general research and development expenses	14,805	5,925	8,880
Total research and development expenses	$141,211	$96,987	$44,224

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Licensing and contract research and manufacturing	$62,403	$51,248	$11,155
Employee-related costs	42,702	24,904	17,798
Supplies used in research and development	2,107	2,882	(775)
Stock-based compensation expense	10,510	6,007	4,503
Facility and depreciation costs	6,526	4,046	2,480
Consulting and outside services	12,890	6,531	6,359
Other	4,073	1,369	2,704
Total research and development expenses	$141,211	$96,987	$44,224

Research and development expenses were $141.2 million for the year ended December 31, 2022, an increase of $44.2 million compared to $97.0 million for the year ended December 31, 2021. The increase in research and development expenses was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expense which resulted from increased headcount to support our clinical programs; an increase in licensing and contract research and manufacturing costs; increased spending for consulting and outside services costs, and an increase in facilities and other costs to continue the progression of our research and clinical programs.

General and administrative expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Consulting and outside services	$10,807	$10,091	$716
Employee-related costs	12,084	10,448	1,636
Stock-based compensation expense	9,544	6,778	2,766
Facility and depreciation costs	977	2,449	(1,472)
Other	2,879	2,133	746
Total general and administrative expenses	$36,291	$31,899	$4,392

General and administrative expenses were $36.3 million for the year ended December 31, 2022, an increase of $4.4 million compared to $31.9 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to higher employee-related costs, including salaries, benefits and stock-based compensation expense, which resulted from increased headcount to support our operations, higher consulting and outside services costs to support our operations, and other costs. These increases were offset by a decrease in facilities costs, which are allocable from general and administrative to research and development expenses based on headcount. We expect our general and administrative expenses will continue to increase in the future as our operations grow to support further research and development.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities expense was $12.0 million for the year ended December 31, 2022, a decrease of $15.3 million compared to $27.3 million for the year ended December 31, 2021. The decrease primarily resulted from higher expenses in 2021 due to a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck for MK-5890 and a change in the fair value related to our non-renal assets in 2021. In 2021, Merck informed us that they intended to explore the potential benefits of the product candidate MK-5890 in a phase 2 clinical study for a new indication, which resulted in the CVR liability increasing. In 2021, we also sold certain of our non-renal assets in exchange for preferred shares in Sairopa, which resulted in a higher fair value. The decrease in expense was partially offset by a net increase in the CVR liability in 2022 primarily from remeasuring the value of our preferred shares in Sairopa at estimated fair value mainly as a result of Sairopa entering into a license agreement with Exelixis, Inc., or Exelixis, in November 2022 and due to a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck for MK-5890.

Amortization of intangible assets

Amortization of intangible assets expense was $1.7 million for both the years ended December 31, 2022 and 2021, and was related to normal amortization of finite-lived intangible assets acquired in the Merger.

Gain on sale of assets to equity method investment

Gain on sale of assets to equity method investment decreased $7.2 million for the year ended December 31, 2022, resulting from the agreement to sell certain non-renal assets of ours in exchange for stock in Sairopa in 2021. The gain is the difference between the fair value of the equity received and the carrying value of the non-renal assets.

Income tax expense

Income tax expense of $4.3 million for the year ended December 31, 2022, resulted from an increase in the valuation allowance to offset net operating losses that are not more likely than not to be fully utilized related to our wholly-owned subsidiaries in the Netherlands. Income tax expense of $2.1 million for the year ended December 31, 2021 resulted from the reduction of deferred tax liabilities related to our wholly-owned subsidiaries in the Netherlands.

Equity method investment loss

Equity method investment loss increased by $1.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to our share of net loss in the Sairopa investment, net of any taxes. This increase was offset by a $1.1 million gain recorded in 2022, which resulted from changes in our ownership interest in Sairopa due to additional shares issued by Sairopa to other investors. Our equity method is adjusted each period for our share of the investee’s income or loss, which is reported in our consolidated statements of operations and comprehensive loss on a one quarter lag. In November 2022, Sairopa executed a license agreement with Exelixis under which Exelixis made an upfront payment of $40.0 million to obtain an exclusive, worldwide license to develop and commercialize ADU-1805 and other anti-SIRPα antibodies, and for certain expenses to be incurred by Sairopa in conducting phase 1 clinical studies of ADU-1805. For additional information, refer to Note 10 “Equity Method Investment” within Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2021 and 2020

For a discussion of our results of operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 17, 2022.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had $385.3 million in cash, cash equivalents and marketable securities. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. We believe that our cash, cash equivalents and marketable securities as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into 2025.

We have not generated any revenue from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. Accordingly, we anticipate that we will need substantial additional funding in connection with our continuing operations. Our operations have been financed primarily through the issuance and sale of our common stock.

Sources of Liquidity

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

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Securities LLC, previously known as SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Securities LLC. In November 2022, we amended the 2021 Sales Agreement to provide for offerings of up to $150.0 million. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. During the years ended December 31, 2022 and 2021, we sold 1.5 million shares for $32.9 million and 2.2 million shares for $33.9 million, respectively, in net proceeds under the 2021 Sales Agreement. As of December 31, 2022, we have $135.6 million remaining under the 2021 Sales Agreement.

Funding Requirements

Our primary use of cash is to fund operating expenses, primarily research and development expenditures. Our future funding requirements will depend on many depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•	the clinical development plans we establish for these product candidates;
•	the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials;
•	the number and characteristics of product candidates that we develop;
•	the cost of manufacturing our product candidates for clinical development and any potential products we successfully commercialize;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any product candidates we develop;

•	the cost of commercialization activities, if any, of any product candidates we develop independently that are approved for sale, including marketing, sales and distribution costs;
•	the timing and amount of any sales of our product candidates, if any, or royalties thereon;
•	our ability to establish new collaborations, licensing or other arrangements, if any, and the financial terms of such arrangements;
•	opportunities to in-license or otherwise acquire new technologies and therapeutic candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents, including any litigation costs and the outcomes of any such litigation; and
•	the effect of competing technological and market developments.

As of December 31, 2022, our short and long-term material cash requirements from known contractual and other obligations primarily relate to our contractual obligations related to our operating leases. For additional information on our operating lease commitments, refer to Note 12 “Commitments and Contingencies” within Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(117,481)	$(102,744)
Investing activities	(99,993)	(112,639)
Financing activities	151,432	209,524
Effect of exchange rate changes	(244)	157
Net change in cash, cash equivalents, and restricted cash	$(66,286)	$(5,702)

Operating Activities

Net cash used in operating activities was $117.5 million for the year ended December 31, 2022, an increase of $14.7 million compared to $102.7 million for the year ended December 31, 2021. The increase was primarily due to an increased operating loss, primarily resulting from research and development and general and administrative spending, offset in part by changes in net working capital usage.

Investing Activities

Net cash used in investing activities was $100.0 million for the year ended December 31, 2022, an increase of $12.6 million compared to $112.6 million cash provided by investing activities for the year ended December 31, 2021. The increase in cash used was primarily due to purchases of marketable securities, net of proceeds from maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $151.4 million for the year ended December 31, 2022, a decrease of $58.1 million compared to $209.5 million for the year ended December 31, 2021. The decrease was primarily due to decreased aggregate net proceeds from the sale of common stock in an underwritten public offering and the at-the-market sales agreement, which decreased over the prior period by $60.5 million, and due to $7.5 million paid to the CVR holders in 2022, which resulted from a development milestone recognized in 2021 under the license agreement with Merck for MK-5890. The decrease was partially offset by increased proceeds from option exercises and the employee stock purchase plan in 2022.

Comparison of the Years Ended December 31, 2021 and 2020

For a discussion of cash flows for the year ended December 31, 2021, as compared to the year ended December 31, 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 17, 2022.

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

Intangible Assets

Our intangible assets include an acquired out-license agreement and indefinite-life in-process research and development assets (“IPR&D”) acquired in the Merger with Aduro. The acquired out-license agreement represents the estimated fair value of an agreement with Merck and Co, Inc. (“Merck”) related to a product candidate currently being studied in phase 2 clinical testing. The IPR&D represents the estimated fair value as of the acquisition date of two substantive in-process projects that have not reached technological feasibility: the BION-1301 product candidate currently being tested in a phase 1/2 clinical trial and the remaining non-renal assets intended for disposal. The primary basis for determining technological feasibility of these assets is, in the case of BION-1301 and the Merck agreement, obtaining regulatory approval. In the case of the non-renal assets, it is completing transactions for the out-license or sale of the assets. The fair value of the Merck out-license agreement and in-process BION-1301 research and development intangible assets were determined using probability-weighted discounted cash flow models, including a multi-period excess earnings method and use of a Monte Carlo simulation. Projecting discounted future cash flows requires management to make significant estimates regarding future revenue and expenses, probability of technological and regulatory success, revenue volatility and discount rates. The discount rate used was determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors reflecting the economic risk that the projected cash flows may not be realized. The fair value of the non-renal IPR&D intangible assets were determined using a probability-weighted discounted cash flow model, including assumptions regarding probabilities, timing and prices for the sale or out-license of these assets.

We review our intangible assets at least annually, on October 1 of each year, for possible impairment. Intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the assets below their carrying values. Our intangible assets totaled $60.8 million at December 31, 2022.

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

Stock-based compensation expense for restricted stock and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For performance-based stock units, we record stock-based compensation expense over the estimated service period once the achievement of the performance-based milestone is considered probable. At each reporting date, we assess whether the achievement of a milestone is considered probable, and if so, record stock-based compensation expense based on the portion of the service period elapsed to date with respect to the milestone, with a cumulative catch-up. We recognize remaining stock-based compensation expense with respect to a milestone, if any, over the remaining estimated service period. Forfeitures for equity awards are recorded as incurred.

For the years ended December 31, 2022, 2021 and 2020, stock-based compensation expense was $20.1 million, $12.8 million and $3.6 million, respectively. As of December 31, 2022, we had $66.6 million of total unrecognized stock-based compensation costs. Of the $66.6 million total unrecognized stock-based compensation costs, we had a total of $48.6 million that we expect to recognize over a weighted-average period of 2.3 years, and $18.0 million of total unrecognized stock-based compensation costs related to performance-based stock units with performance targets that are considered not probable of achievement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment portfolio is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2022 and 2021, we had total cash, cash equivalents and short- and long-term investments of $385.3 million and $355.1 million, respectively, which consisted of cash, money market funds, U.S. government and agency securities, corporate debt securities, and commercial paper.

Foreign Exchange Risk

Most of our operating expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have limited foreign currency exposure associated with certain of our operating expenses and gains or losses associated with our equity method investment in Sairopa. This is primarily limited to fluctuations in the Canadian Dollar and the Euro. Our operating expenses associated with our wholly-owned subsidiary in Canada are denominated in Canadian Dollars and converted to U.S. dollars. Gains and losses associated with our equity method investment in Sairopa are denominated in Euro and converted to U.S. dollars. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S. and expand our operations internationally.

Item 8. Financial Statements and Supplementary Data.

CHINOOK THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chinook Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chinook Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Valuation of Contingent Value Rights and Contingent Consideration Liabilities

As described in Notes 2, 3, and 5 to the consolidated financial statements, the Company completed its merger with Aduro Biotech, Inc. in 2020 and recorded liabilities for contingent value rights and contingent consideration liabilities. The contingent value rights and contingent consideration liabilities are recorded at fair value at the end of each reporting period, and determined by management using the income approach, primarily using discounted cash flow models. Management applied significant judgment in determining the fair value of the contingent value rights and contingent consideration liabilities, which involved the use of significant estimates and assumptions including estimated revenues and costs, the probability of technical and regulatory success and discount rates. The fair value of the contingent value rights and the contingent consideration liabilities as of December 31, 2022 is $39.8 million and $4.4 million, respectively.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the contingent value rights and contingent consideration liabilities.  These procedures also included, among others, (i) reading and evaluating the agreements relating to the contingent value rights and contingent consideration liabilities; (ii) testing management’s process for determining the fair value of the contingent value rights and contingent consideration liabilities; (iii) evaluating the appropriateness of the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumption used by management related to the probability of technical and regulatory success. The probability of technical and regulatory success was evaluated by considering external market and industry data.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 27, 2023

We have served as the Company’s auditor since 2019.

Chinook Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$115,438	$181,724
Marketable securities	262,887	105,113
Accounts receivable	1,091	10,061
Prepaid expenses and other current assets	6,176	3,741
Total current assets	385,592	300,639
Marketable securities	6,989	68,215
Property and equipment, net	16,908	18,935
Restricted cash	2,074	2,074
Operating lease right-of-use assets	48,970	55,385
Investment in equity securities	41,200	41,200
Equity method investment	4,071	8,205
Intangible assets, net	24,287	26,009
In-process research & development	36,550	36,550
Goodwill	117	117
Other assets	7,326	6,474
Total assets	$574,084	$563,803
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,751	$8,580
Accrued and other current liabilities	33,636	17,104
Operating lease liabilities	4,948	4,401
Contingent value rights liability	2,500	10,000
Total current liabilities	50,835	40,085
Contingent value rights liability - non-current	37,318	24,591
Contingent consideration liability	4,420	5,160
Deferred tax liabilities	5,076	735
Operating lease liabilities, net of current maturities	34,494	39,589
Total liabilities	132,143	110,160
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized as of December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 300,000 shares authorized as of December 31, 2022 and 2021; 65,471 and 54,761 shares issued and outstanding as of December 31, 2022 and 2021, respectively	7	5
Additional paid-in capital	864,729	685,459
Accumulated deficit	(419,631)	(231,766)
Accumulated other comprehensive loss	(3,164)	(55)
Total stockholders’ equity	441,941	453,643
Total liabilities and stockholders’ equity	$574,084	$563,803

The accompanying notes are an integral part of these consolidated financial statements.

Chinook Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years ended December 31,
	2022	2021	2020
Collaboration and license revenue	$6,128	$51,625	$827
Operating expenses:
Research and development	141,211	96,987	36,051
General and administrative	36,291	31,899	19,071
Change in fair value of contingent consideration and contingent value rights liabilities	11,987	27,317	1,510
Amortization of intangible assets	1,722	1,687	422
Total operating expenses	191,211	157,890	57,054
Gain on sale of assets to equity method investment	—	7,227	—
Loss from operations	(185,083)	(99,038)	(56,227)
Investment and other income (expense):
Investment and other income (expense), net	4,809	(170)	298
Change in fair value of redeemable convertible preferred stock tranche liability	—	—	(27,696)
Loss before income taxes and equity method investment loss	(180,274)	(99,208)	(83,625)
Income tax (expense) benefit	(4,341)	(2,093)	2,003
Equity method investment loss	(3,250)	(1,636)	—
Net loss	$(187,865)	$(102,937)	$(81,622)
Net loss per share attributable to common stockholders, basic and diluted	$(2.92)	$(2.26)	$(6.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,370	45,607	13,168
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(1,191)	44	39
Unrealized loss on marketable securities, net of tax of $0	(1,918)	(110)	(21)
Total other comprehensive income (loss)	(3,109)	(66)	18
Comprehensive loss	$(190,974)	$(103,003)	$(81,604)

The accompanying notes are an integral part of these consolidated financial statements.

Chinook Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances at December 31, 2019	7,597	$19,835	4,502	$—	6,095	$(47,207)	$(7)	$(41,119)
Issuance of common stock upon exercise of stock options, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	—	—	94	—	446	—	—	446
Repurchase of unvested restricted stock awards	—	—	(72)	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock, net of issuance costs	4,237	14,479	—	—	—	—	—	—
Reclassification of redeemable convertible preferred stock tranche liability upon exercise	—	9,723	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(11,834)	(44,037)	11,834	1	44,036	—	—	44,037
Reclassification of redeemable preferred stock tranche liability to additional paid-in capital upon termination of rights	—	—		—	50,706	—	—	50,706
Issuance of common stock pursuant to subscription agreements prior to Merger	—	—	9,583	1	109,413	—	—	109,414
Aduro outstanding common stock assumed as a result of the Merger	—	—	16,307	2	248,629	—	—	248,631
Issuance of common stock for financial advisory services in connection with the Merger	—	—	34	—	500	—	—	500
Stock-based compensation expense	—	—	—	—	3,611	—	—	3,611
Other comprehensive gain	—	—	—	—	—	—	18	18
Net loss	—	—	—	—	—	(81,622)	—	(81,622)
Balances at December 31, 2020	—	$—	42,282	$4	$463,436	$(128,829)	$11	$334,622
Issuance of common stock upon exercise of stock options and warrants, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	—	—	724		3,106	—	—	3,106
Issuance of common stock under the at-the-market sales agreement, net of issuance costs	—	—	2,216	—	33,891	—	—	33,891
Issuance of common stock and accompanying pre-funded warrants in underwritten public offering, net of issuance costs	—	—	9,539	1	172,241	—	—	172,242
Stock-based compensation expense	—	—	—	—	12,785	—	—	12,785
Other comprehensive loss	—	—	—	—	—	—	(66)	(66)
Net loss	—	—	—	—	—	(102,937)	—	(102,937)
Balances at December 31, 2021	—	$—	54,761	$5	$685,459	$(231,766)	$(55)	$453,643
Issuance of common stock upon exercise of stock options and warrants, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	—	—	1,676	1	13,250	—	—	13,251
Issuance of common stock under the at-the-market sales agreement, net of issuance costs	—	—	1,480	1	32,884	—	—	32,885
Issuance of common stock and accompanying pre-funded warrants in underwritten public offering, net of issuance costs	—	—	7,554	—	113,082	—	—	113,082
Stock-based compensation expense	—	—	—	—	20,054	—	—	20,054
Other comprehensive loss	—	—	—	—	—	—	(3,109)	(3,109)
Net loss	—	—	—	—	—	(187,865)	—	(187,865)
Balances at December 31, 2022	—	$—	65,471	$7	$864,729	$(419,631)	$(3,164)	$441,941

The accompanying notes are an integral part of these consolidated financial statements.

Chinook Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net loss	$(187,865)	$(102,937)	$(81,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Reversal of non-cash consideration related to revenue	—	(41,200)	—
Depreciation and amortization expense	3,377	3,065	992
Loss (gain) on disposal of property and equipment	256	—	(44)
Amortization of finance lease right-of-use asset	—	—	22
Amortization of intangible assets	1,722	1,687	422
Non-cash operating lease expense	6,279	5,688	1,486
Stock-based compensation expense	20,054	12,785	3,611
Change in fair value of redeemable convertible preferred stock tranche liability	—	—	27,696
Change in fair value of contingent consideration and contingent value rights liabilities	11,987	27,317	1,510
Accretion of discounts and amortization of premiums on marketable securities	(124)	211	4
Financial advisory expenses paid through issuance of common stock	—	—	500
Deferred income taxes	4,341	2,093	(2,003)
Gain on sale of assets to equity method investment	—	(7,227)	—
Equity method investment gain (loss)	3,250	1,636	—
Changes in operating assets and liabilities:
Accounts receivable	8,970	(9,799)	818
Prepaid expenses and other assets	(3,323)	675	(7,980)
Accounts payable	1,380	4,547	553
Accrued and other liabilities	16,610	1,972	(825)
Operating lease liabilities	(4,395)	(3,162)	(423)
Deferred revenue	—	(95)	(565)
Net cash used in operating activities	(117,481)	(102,744)	(55,848)
Cash Flows from Investing Activities
Cash, cash equivalents and restricted cash acquired in connection with the Merger	—	—	74,909
Purchases of marketable securities	(299,182)	(232,343)	(16,590)
Proceeds from marketable securities	200,842	121,315	52,000
Purchases of property and equipment	(1,653)	(1,878)	(797)
Proceeds from sale of property and equipment	—	267	150
Net cash provided by (used in) investing activities	(99,993)	(112,639)	109,672
Cash Flows from Financing Activities
Proceeds from issuance of common stock pursuant to subscription agreements prior to Merger, net of issuance costs	—	—	109,414
Proceeds from issuance of common stock and accompanying pre-funded warrants in underwritten public offering, net of issuance costs	113,082	172,527	—
Proceeds from exercise of stock options and warrants and from Employee Stock Purchase Plan	13,251	3,106	446
Proceeds from at-the-market-sales agreement, net of issuance costs	32,885	33,891	—
Previously incurred issuance costs related to an underwritten public offering paid during period	(286)	—	—
Payment of contingent value rights liability	(7,500)	—	—
Proceeds from issuance of redeemable convertible preferred stock and related tranche rights, net of issuance costs	—	—	14,479
Repayment of finance lease liability	—	—	(47)
Net cash provided by financing activities	151,432	209,524	124,292
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(244)	157	27
Net increase (decrease) in cash, cash equivalents and restricted cash	(66,286)	(5,702)	178,143
Cash, cash equivalents and restricted cash at beginning of period	183,798	189,500	11,357
Cash, cash equivalents and restricted cash at end of period	$117,512	$183,798	$189,500
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$115,438	$181,724	$187,750
Restricted cash	2,074	2,074	1,750
Total cash, cash equivalents and restricted cash	$117,512	$183,798	$189,500
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$7,401	$6,270	$1,321
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and in accrued and other current liabilities	$276	$174	$425
Right-of-use asset for office space acquired through leases	—	5,406	1,449
Issuance costs incurred but unpaid	—	286	—
Investment in equity securities acquired through non-cash consideration	—	41,200	—
Fair value of net assets acquired in Merger	—	—	185,992
Conversion of redeemable convertible stock to common stock upon closing of the Merger	—	—	44,037
Financial advisory expenses paid through issuance of common stock	—	—	500
Termination of redeemable convertible preferred stock tranche liability	—	—	9,723

The accompanying notes are an integral part of these consolidated financial statements.

Chinook Therapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

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

Our lead clinical program is atrasentan, a potent and selective endothelin A receptor antagonist. We are currently conducting the phase 3 ALIGN trial of atrasentan for IgA nephropathy (“IgAN”) and the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in phase 2 development for patients with IgAN. Our third product candidate is CHK-336, an oral small molecule LDHA inhibitor for the treatment of primary and idiopathic hyperoxaluria that is currently in a phase 1 clinical trial in healthy volunteers. In addition, we are building our precision medicine pipeline through research and discovery programs for other rare, severe chronic kidney diseases. We were incorporated in Delaware and are headquartered in Seattle, Washington.

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

Marketable Securities

We classify our marketable securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains, realized losses and declines in the value of securities determined to be other-than-temporary, are included in investment and other income (expense), net. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts are included in investment and other income (expense), net. Interest earned on all securities is included in investment and other income (expense), net. Accrued interest receivable is excluded from both the estimated fair value and the amortized cost basis of available-for-sale securities and included within prepaid expenses and other current assets in our consolidated balance sheets. Marketable securities with maturities of less than one year, where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as current.

We regularly review our investments for declines in fair value below their amortized cost basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Our review includes the creditworthiness of the security issuers, the severity of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost bases. When we determine that a portion of the unrealized loss is due to an expected credit loss, we recognize the loss amount in investment and other income (expense), net, with a corresponding allowance against the carrying value of the security we hold.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, available-for-sale securities and accounts receivable. We are exposed to credit risk from our deposits of cash and cash equivalents in excess of amounts insured by the Federal Deposit Insurance Corporation. Substantially all of our cash, cash equivalents and available-for-sale securities are maintained at major financial institutions of high credit standing. We monitor the financial creditworthiness of the issuers of our investments and limit the concentration in individual securities and types of investments that exist within our investment portfolio. Generally, all of our investments carry high credit quality ratings, in accordance with our investment policy. At December 31, 2022, we do not believe there is a significant financial risk from non-performance by the issuers of our cash, cash equivalents, and marketable securities. We have no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2022, 2021 and 2020.

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

Our intangible assets include an acquired out-license agreement and indefinite-life IPR&D acquired in the Merger with Aduro. The acquired out-license agreement represents the estimated fair value of an agreement with Merck & Co., Inc. (“Merck”). The IPR&D represents the estimated fair value as of the acquisition date of two substantive in-process projects that have not reached technological feasibility. The fair value of an acquired out-licensed agreement and IPR&D acquired in a business combination is recorded on our consolidated balance sheets at the acquisition date fair value and is determined by estimating future revenue and expenses, probability of technological and regulatory success, revenue volatility and discount rates, and discounting the projected net cash flows to present value.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, we determine whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value, as measured by anticipated discounted cash flows of the asset or market data. We have not recognized any impairment losses through December 31, 2022.

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

We have subleased a substantial portion of our leased facilities under agreements considered to be operating leases according to ASC Topic 842, Leases. We have not been legally released from our primary obligations under the original lease and, therefore, we continue to account for the original lease as we did before commencement of the subleases. We record both fixed and variable payments received from the sublessees in our consolidated statements of operations and comprehensive loss on a straight-line basis as an offset to rent expense and is recorded as a component of general and administrative expenses in the consolidated statement of operations and comprehensive loss.

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

Due to the lack of readily determinable fair values for such investment, we account for this investment under the measurement alternative at cost, less impairment. We perform a qualitative impairment assessment on our investment recorded under the measurement alternative quarterly. The investment is re-measured on a non-recurring basis as the investment is re-measured upon future observable price changes(s) in an orderly transaction(s), or upon impairment, if any. If the investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the consolidated statements of operations and comprehensive loss. We have not recognized any impairment losses through December 31, 2022.

Dividends from our investment in equity securities, if declared, are reflected in the consolidated statements of operations and comprehensive loss. There were no dividends declared through December 31, 2022.

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

We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may not be recoverable. If it is determined that a decline in the fair value of our investment is not temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. Determining fair value involves significant judgment. Our estimates consider available evidence including, but not limited, to general economic conditions and other relevant factors. We have not recognized any impairment losses through December 31, 2022.

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

Stock-Based Compensation Expense

We measure and recognize compensation expense for all equity awards granted to employees and non-employees based on the estimated fair value of the award on the date of grant.

The fair value of stock options is determined by using the Black-Scholes option pricing model. We make several estimates in determining stock-based compensation and these estimates generally require significant analysis and judgment to develop, including (i) the expected share price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) the expected dividend yield. Prior to the Merger, due to the lack of company-specific historical and implied volatility data, we based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded, which have characteristics similar to those of Private Chinook, including stage of product development and focus on the life science industry. For options granted after the Merger, we are using historical volatility of Aduro’s and our common stock, as it approximates the volatility of the formerly utilized peer group. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The expected term for options granted to employees represents the weighted-average period the awards are expected to remain outstanding and our estimates were determined using the simplified method. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid cash dividends and do not currently intend to pay cash dividends.

The fair value of restricted stock units (“RSU”) and performance-based stock units (“PSU”) is determined on the date of grant based on the market price of our common stock on that date.

Stock-based compensation expense for equity award with time-based vesting is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Stock-based compensation expense for equity awards with performance-based vesting is recognized over the estimated service period once the achievement of the performance-based target is considered probable. At each reporting date, we assess the likelihood of achievement of the performance targets for any PSUs that are outstanding to determine the probability of vesting. Stock-based compensation expense is recognized based on the probability of vesting for the portion of the service period elapsed to date with any cumulative catch-up. We recognize the remaining stock-based compensation expense, if any, over the remaining estimated service period. Forfeitures for equity awards are recorded as incurred.

Foreign Currency

Our functional currency is the U.S. dollar and the functional currency of our foreign subsidiaries is either the Canadian dollar or the U.S. dollar. For subsidiaries with the functional currency of the Canadian dollar, assets and liabilities are translated to U.S. dollars using the exchange rates at the balance sheet date and expenses are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Remeasurement adjustments are recorded in investment and other income (expense), net. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the periods presented.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

At the effective time of the Merger, we also entered into an agreement pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one CVR for each outstanding share of Aduro common stock held by such stockholder on such date (the “CVR Agreement”). Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from certain events described in the CVR Agreement, such as milestones and royalties from certain pre-existing agreements and the disposition or licensing of any of Aduro’s non-renal assets, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses.

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

4.	Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,724	$—	$—	$15,724
Money market funds	45,443	—	—	45,443
Commercial paper	41,972	—	(15)	41,957
U.S. government and agency securities	12,311	3	—	12,314
Total cash and cash equivalents	$115,450	$3	$(15)	$115,438
Marketable securities:
Commercial paper	$69,630	$2	$(58)	$69,574
U.S. government and agency securities	148,160	6	(1,461)	146,705
Corporate debt securities	54,123	—	(526)	53,597
Total marketable securities	$271,913	$8	$(2,045)	$269,876

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$44,499	$—	$—	$44,499
Money market funds	117,023	—	—	117,023
Commercial paper	16,898	—	(1)	16,897
Corporate debt securities	3,306	—	(1)	3,305
Total cash and cash equivalents	$181,726	$—	$(2)	$181,724
Marketable securities:
Commercial paper	$34,978	$—	$(10)	$34,968
U.S. government and agency securities	85,309	1	(88)	85,222
Corporate debt securities	53,172	4	(38)	53,138
Total marketable securities	$173,459	$5	$(136)	$173,328

The amortized cost and estimated fair value of our available-for-sale marketable securities by contractual maturity are summarized below as of December 31, 2022 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mature in one year or less	$264,866	$7	$(1,986)	$262,887
Mature after one year through two years	7,047	1	(59)	6,989
Total available-for-sale marketable securities	$271,913	$8	$(2,045)	$269,876

 For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be noncredit related. For the years ended December 31, 2022, 2021, and 2020, there was no impairment recognized.

5.	Fair Value Measurements

We determine the fair value of certain financial assets and liabilities using the fair value of hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$61,167	$—	$—	$61,167
Commercial paper	—	41,957	—	41,957
U.S. government and agency securities	—	12,314	—	12,314
Total cash and cash equivalents	61,167	54,271	—	115,438
Marketable securities:
Commercial paper	—	69,574	—	69,574
U.S. government and agency securities	—	146,705	—	146,705
Corporate debt securities	—	53,597	—	53,597
Total marketable securities	—	269,876	—	269,876
Total fair value of assets	$61,167	$324,147	$—	$385,314
Liabilities
Contingent value rights liability	$—	$—	$39,818	$39,818
Contingent consideration liability	—	—	4,420	4,420
Total fair value of liabilities	$—	$—	$44,238	$44,238

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$161,522	$—	$—	$161,522
Commercial paper	—	16,897	—	16,897
Corporate debt securities		3,305		3,305
Total cash and cash equivalents	161,522	20,202	—	181,724
Marketable securities:
Commercial paper	—	34,968	—	34,968
U.S. government and agency securities	—	85,222	—	85,222
Corporate debt securities	—	53,138	—	53,138
Total marketable securities	—	173,328	—	173,328
Total fair value of assets	$161,522	$193,530	$—	$355,052
Liabilities
Contingent value rights liability	$—	$—	$34,591	$34,591
Contingent consideration liability	—	—	5,160	5,160
Total fair value of liabilities	$—	$—	$39,751	$39,751

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

The following table presents a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Contingent Value Rights Liability	Contingent Consideration Liability
Fair Value as of December 31, 2019	$—	$—
Assumed in the Merger	12,270	1,800
Change in fair value upon remeasurement	1,510	—
Fair Value as of December 31, 2020	13,780	1,800
Change in fair value upon remeasurement	23,507	3,810
Measurement period adjustment	(2,696)	(450)
Fair Value as of December 31, 2021	$34,591	$5,160
Change in fair value upon remeasurement	12,727	(740)
Payment of contingent value rights liability	(7,500)	—
Fair Value as of December 31, 2022	$39,818	$4,420

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

The fair value of the CVR liability increased during the year ended December 31, 2022 by $5.2 million primarily due to remeasuring the value of our preferred shares in Sairopa at estimated fair value mainly as a result of Sairopa executing a license agreement for its SIRPa inhibitor ADU-1805 with Exelixis, Inc. in November 2022 and due to a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck for MK-5890. The increase was partially offset by a payment of $7.5 million to the CVR holders in 2022. The payment to the CVR holders resulted from a development milestone recognized in 2021 under the license agreement with Merck for MK-5890. The contingent consideration liability decreased during the year ended December 31, 2022 by $0.7 million primarily due to higher discount rates in 2022 driven by changes in market interest rates, which lowered the present value of future cash flows. We will hold the shares in Sairopa until there is a liquidation event, at which time, in accordance with the CVR Agreement, 50% of any net proceeds will accrue to the benefit of the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. Refer to Note 10 “Equity Method Investment” for more information.
6.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Research and lab equipment	$3,212	$3,366
Computer equipment and software	1,670	1,497
Furniture and fixtures	1,351	1,224
Leasehold improvements	16,957	16,976
Construction in progress	895	—
Total property and equipment	24,085	23,063
Total accumulated depreciation	(7,177)	(4,128)
Property and equipment, net	$16,908	$18,935

Depreciation and amortization expense for property and equipment for the years ended December 31, 2022, 2021, and 2020 was $3.4 million, $3.1 million, and $1.1 million, respectively. Approximately $2.5 million of our property and equipment as of December 31, 2022 is located in Canada.

7.	Goodwill and Intangible Assets

Goodwill

The gross carrying amount and net book value of goodwill was $0.1 million at December 31, 2022, all of which resulted from the Merger. We test goodwill for impairment on an annual basis or more frequently if an impairment indicator exists. As part of the evaluation, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we would proceed with a quantitative impairment test to compare the fair value to the carrying value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, we record an impairment loss equal to that difference.

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$3,538	$23,147
In-place lease	1,433	293	1,140
Total intangible assets with finite lives	28,118	3,831	24,287
Acquired IPR&D assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$3,831	$60,837

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$1,968	$24,717
In-place lease	1,433	141	1,292
Total intangible assets with finite lives	28,118	2,109	26,009
Acquired IPR&D assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$2,109	$62,559

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over periods of 9 to 17 years, with an original weighted average period of 16.7 years, and the amortization expense is recorded in operating expenses. We test our Acquired IPR&D assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

Amortization expense was $1.7 million for both the years ended December 31, 2022, and 2021, and was $0.4 million for the year ended December 31, 2020. Based on finite-lived intangible assets recorded as of December 31, 2022, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2023	$1,733
2024	1,733
2025	1,733
2026	1,733
2027	1,733
Thereafter	15,622

8.       Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Research and development costs	$21,970	$8,397
Compensation and benefits	11,085	6,455
Sublease rent and security deposit	157	1,067
Business taxes and licensing fees	—	421
Consulting and outside services	403	424
Other	21	340
Total accrued and other current liabilities	$33,636	$17,104

9.	Investment in Equity Securities

In November 2021, we entered into agreements related to the formation of SanReno, a corporation established to develop, manufacture and commercialize kidney disease therapies in mainland China, Hong Kong, Macau, Taiwan and Singapore (collectively, the “Territory”). In connection with the formation of SanReno and pursuant to a license agreement entered into between Chinook and SanReno in November 2021 (the “China License Agreement”), Chinook granted SanReno exclusive licenses under certain intellectual property to develop and commercialize atrasentan and BION-1301 in the Territory for use in all human indications. In return, Chinook received 40.0 million Series A preferred shares in SanReno representing 50% ownership of the outstanding voting securities and a warrant to purchase a total of 5.0 million common shares of SanReno at an exercise price of $0.01 per share upon the attainment of regulatory exclusivity for atrasentan in the Territory. Such warrant will only be exercisable if and provided that SanReno obtains, before the 10-year anniversary of the closing of the formation of SanReno, the regulatory exclusivity for atrasentan in China for at least three years commencing from the New Drug Application approval by the National Medical Product Administration of China. The warrant will have a five-year exercise period after it becomes exercisable upon satisfaction of the exercise conditions and was valued at $1.2 million on the grant date based on the probability of exercise of the warrant and the market for such instruments. An investor syndicate led by Frazier Healthcare Partners and Pivotal bioVenture Partners China, along with existing Chinook investors Versant Ventures and Samsara BioCapital, invested $40.0 million in exchange for the remaining 50% of the outstanding voting securities of SanReno. Refer to Note 11 “Collaboration and License Agreements” for more information regarding the China License Agreement.

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

We account for the investment in SanReno in accordance with the provisions of ASC Topic 321, Investments – Equity Securities, and elect to use the measurement alternative therein. As such, the investment is valued at $41.2 million as of December 31, 2022, which was the total of the aggregate cost value of the 40.0 million preferred shares in SanReno received by us on the date of the closing of the formation of SanReno and the grant date value of the warrant. The investment will be re-measured upon future observable price changes(s) in orderly transaction(s) or upon impairment, if any. Refer to Note 2 “Summary of Significant Accounting Policies” for more information regarding our Investment in Equity Securities accounting policies. We have not recognized any impairment losses through December 31, 2022.

Pursuant to the terms of the Series A preferred stock, we are entitled to non-cumulative dividends at 8% of our initial investment, payable when and if declared by the board of directors of SanReno. Dividends from our investment in equity securities, if declared, are reflected in the consolidated statements of operations and comprehensive loss. There were no dividends declared through December 31, 2022.

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

As of December 31, 2022, we own a 36% interest in Sairopa. We determined that we have the ability to exercise significant influence over Sairopa but do not have a controlling interest. Therefore, the investment in Sairopa was accounted for using the equity method. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, and participation in policy-making decisions. The Sairopa Investors provided an initial capitalization of 12.5 million Euros. We recorded the equity method investment at $10.0 million, which is the fair value of the equity received by us in exchange for the non-renal assets. The sale of the non-renal assets to Sairopa resulted in a $7.2 million gain, which is the difference between the fair value of the equity received and the carrying value of the non-renal assets sold. The gain is reported in our consolidated statement of operations and comprehensive loss in the year ended December 31, 2021.

Our equity method investment was recorded at cost at inception and is adjusted each period for our share of the investee’s income or loss, which is reported in our consolidated statements of operations and comprehensive loss on a one quarter lag. In November 2022, Sairopa executed a license agreement with Exelixis, Inc (“Exelixis”). Under the terms of the agreement, Exelixis made an upfront payment of $40.0 million to obtain an exclusive, worldwide license to develop and commercialize ADU-1805 and other anti-SIRPα antibodies, and for certain expenses to be incurred by Sairopa in conducting phase 1 clinical studies of ADU-1805. Additionally, in February 2023, Sairopa earned a $35.0 million milestone under the terms of the agreement. Sairopa is eligible to receive additional near-term development milestone payments totaling up to $62.5 million. Following the completion of certain clinical studies, Exelixis may exercise an option to continue the license agreement for $225.0 million based upon its evaluation of a pre-specified clinical data package to be delivered by Sairopa. Following the exercise of the option, Sairopa would be eligible to receive up to $465.0 million in additional development, commercial, and net sales milestone payments, as well as tiered royalties on future net sales of products.

Our equity method investment is also adjusted each period for gains or losses from changes in our ownership interest in Sairopa, if any. We recorded a gain of $1.1 million in our equity method investment in 2022 resulting from changes in our ownership interest in Sairopa due to additional shares issued by Sairopa to other investors.

We assess our equity method investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. We have not recognized any impairment losses through December 31, 2022. Refer to Note 2 “Summary of Significant Accounting Policies” for information regarding our Equity Method Investment accounting policies.

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

The estimated standalone selling price for the Technology Transfers was determined by estimating the costs of satisfying the performance obligation, plus an appropriate margin for such services. Pursuant to the China License Agreement, SanReno will reimburse the manufacturing and supply services at cost plus a mark-up and will reimburse the opt-in global studies at cost, which represent pass-through fees from third-party vendors, including clinical research organization. Revenue attributable to the manufacturing and supply services and opt-in global studies will be recognized as incurred. For the year ended December 31, 2022, we recognized revenue of $4.2 million under the China License Agreement for costs reimbursed related to opt-in global studies and manufacturing and supply services. For the year ended December 31, 2021, we recognized revenue of $41.2 million under the China License Agreement attributable to the licenses and Technology Transfers as the licenses were delivered upon contract inception and the amount of the total transaction price allocated to the Technology Transfers was not material.

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

The potential progress-dependent cash milestone payment that we are eligible to receive was excluded from the total transaction price, as the milestone amount is fully constrained based on the probability of achievement. Accordingly, any future milestone payment received under the agreement will be recorded upon or over a period following receipt. Further, we will apply the exception under ASC Topic 606 for variable consideration related to sales-or-usage based royalties received in exchange for licensed intellectual property associated with atrasentan, therefore the royalties are not included in the transaction price until the licensee sells product. No progress-dependent milestone payments and royalties were received during the years ended December 31, 2022 and 2021.

AbbVie Ireland Unlimited Company

In December 2019, we entered into a license agreement (the “License Agreement”) with AbbVie Ireland Unlimited Company (“AbbVie”), which granted us an exclusive license to develop and commercialize atrasentan, an endothelin receptor antagonist. Under the agreement, we assumed all global development and commercialization responsibilities for atrasentan. In consideration of the license and rights granted under the License Agreement, we made an upfront cash payment and issued 2.0 million shares of common stock for total consideration of $6.7 million to AbbVie. We concluded that this transaction should be accounted for as an asset purchase, and as such, recorded the associated expense within research and development expense in the consolidated statements of operations and comprehensive loss, as the product has not reached technological feasibility and does not have alternative future use. Under the License Agreement, we are obligated to make contingent development, regulatory and commercial milestone payments, of up to a maximum of $135.0 million in the aggregate, as well as pay royalties on the worldwide net sales of licensed products ranging from upper-single-digit to high-teen percentages.

We did not recognize any milestone payments for the year ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, we did not have any payable or receivable balances associated with the License Agreement.

Merck

In connection with the Merger, we became party to an agreement with Merck. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates. All performance obligations of Aduro were completed prior to the Merger. We are eligible to receive future contingent payments, including up to $287.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties at percentages in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized as revenue when earned as we have no performance obligations under this agreement. Any such milestones and royalties earned prior to October 4, 2030 will be payable by us to the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. A $10.0 million development milestone was earned in 2021 and received in 2022. We paid this milestone, net of taxes and expenses, to the CVR holders in 2022.

Eli Lilly and Company

In connection with the Merger, we assumed an ongoing research collaboration and exclusive license agreement with Eli Lilly and Company (“Lilly”) for the research and development of novel immunotherapies for autoimmune and other inflammatory diseases. Our only remaining performance obligation under the agreement was to perform research services through 2021, for which we were reimbursed up to a specified amount. We are eligible to receive future contingent milestone payments of up to approximately $463.0 million per licensed product and tiered royalties on net sales at percentages in the single digits. We determined that the potential milestone payments are not considered probable of being achieved and, accordingly, such milestones will be recognized as revenue when earned. In 2022, we recognized revenue of $1.9 million upon notification of the achievement of a development milestone under the terms of the collaboration agreement with Lilly.

For the years ended December 31, 2022, 2021 and 2020, we recognized revenue of $1.9 million, $0.4 million and $0.8 million, respectively, under the Lilly agreement.
12.	Commitments and Contingencies

Redeemable Convertible Preferred Stock Tranche Liability

In February 2019, as amended in July 2019, we entered into a Series A financing transaction, pursuant to which we were authorized to issue up to 19.0 million shares of Series A redeemable convertible preferred stock having a per share par value of $0.0001, at a purchase price of $3.4225 per share.

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

Leases

We have a total of four operating leases as of December 31, 2022 with remaining lease terms of approximately 4 to 7 years.

In June 2021, we entered into a sublease agreement for office space in Seattle, Washington (“Seattle Sublease”), which we expect to use as our corporate headquarters. The Seattle Sublease commenced on July 1, 2021 and continues for a period of 58 months. The aggregate estimated base rent payments due over the remaining term of the Seattle Sublease is approximately $4.2 million.

As of December 31, 2022, we are subleasing approximately 112,000 square feet in one of our facilities. Sublease income was $8.1 million, $6.2 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, which was netted against rent expense and is recorded as a component of general and administrative expenses in the consolidated statement of operations and comprehensive loss. Total sublease income to be earned, in aggregate, will be approximately $57.0 million over the remaining term of the sublease agreement.

The maturity of our operating lease liabilities at December 31, 2022 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2023	$7,662
2024	7,817
2025	7,976
2026	7,124
2027	6,475
Thereafter	12,422
Total undiscounted lease payments	49,476
Present value adjustment	(10,034)
Total net lease liability	39,442
Net lease liability - current	4,948
Net lease liability - non-current	34,494
Total net lease liability	$39,442

Rent expense recognized for operating leases was $9.4 million, $8.8 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $3.2 million, $2.4 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following summarizes additional information related to our operating leases:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease terms (in years)
Operating leases	6.5	7.4
Weighted-average discount rate
Operating leases	7.4%	7.5%

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

Issuance of Securities through an Underwritten Public Offering

In May 2022, we completed an underwritten public offering of 7.6 million shares of our common stock at a price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 1.1 million shares of our common stock in June 2022. In addition, in November 2021, we completed an underwritten public offering of 9.5 million shares of our common stock at a price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 1.7 million shares of our common stock. In both the May 2022 and November 2021 underwritten public offerings, we sold to certain investors pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1.1 million and 3.6 million shares, respectively, of common stock at a purchase price of $13.9999 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.0001 per share exercise price for each such warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to Chinook. The May 2022 and November 2021 underwritten public offerings resulted in gross proceeds to us of $120.7 million and $183.5 million, respectively, before $7.7 million and $11.3 million, respectively, of underwriting discounts and commissions and estimated offering expenses.

We evaluated the Pre-Funded Warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Pre-Funded Warrants did not meet the definition of liability instruments. The Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the share of common stock with which they were issued, are immediately exercisable, do not include repurchase rights, cash settlement, or other put provisions, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Pre-funded Warrants do not provide any guarantee of value or return. We valued the May 2022 Pre-Funded Warrants to purchase 1.1 million shares of common stock at an aggregate value of $15.0 million and we valued the November 2021 Pre-Funded Warrants to purchase 3.6 million shares of common stock at an aggregate value of $50.0 million. The value of $13.9999 per pre-funded warrant was measured on the grant date based on the common stock price in the underwritten public offering of $14.00 per share, less the $0.0001 per share exercise price of the warrant. As of December 31, 2022, none of the Pre-Funded Warrants have been exercised.

At-the-Market Sales Agreement

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”), with Cantor Fitzgerald & Co. and SVB Securities LLC, previously known as SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Securities LLC. In November 2022, we amended the 2021 Sales Agreement to provide for offerings of up to $150.0 million. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. During the years ended December 31, 2022 and 2021, we sold 1.5 million shares for $32.9 million and 2.2 million shares for $33.9 million, respectively, in net proceeds under the 2021 Sales Agreement. As of December 31, 2022, we have $135.6 million remaining under the 2021 Sales Agreement, which is subject to the continued effectiveness of our automatic shelf registration statement on Form S-3 ASR (Registration No. 333-265168), or upon an effective replacement shelf registration statement.

Warrants

We assumed certain common stock warrants in the Merger. At December 31, 2022, warrants outstanding were not material.

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

The following table summarizes RSA activity:

	RSAs Outstanding
	Number of RSAs (in thousands)	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2021	99	$0.00034
Vested	(89)	0.00034
Canceled or forfeited	(6)	0.00034
Balance, December 31, 2022	4	$0.00034

The fair value of restricted stock vested during the years ended December 31, 2022, 2021 and 2020 was $1.5 million, $1.4 million and less than $0.1 million, respectively.

14.     Stock-Based Compensation

Equity Incentive Plans

In February 2019, Private Chinook adopted the 2019 Equity Incentive Plan (the “2019 Plan”).

In connection with the Merger, we assumed Aduro’s two equity incentive plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan” and collectively the “Aduro Plans”). No additional grants may be made from the 2009 Plan; however, shares subject to awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan. The number of shares subject to and the exercise prices applicable to these outstanding options were adjusted to reflect the one-for-five reverse stock split completed in connection with the Merger.

The 2019 Plan, the 2015 Plan, and the 2009 Plan (collectively, “The Plans”) are administered by our Board of Directors, or a committee of our Board of Directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The exercise price of incentive stock options and nonqualified stock options will be no less than 100 percent of the fair value per share of our common stock on the date of grant. Options generally vest with respect to 25 percent of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Options granted under the Plans have a maximum term of 10 years. Restricted stock units (“RSU”) generally vest with respect to one-third of the shares one year after the RSUs’ vesting commencement date and the remainder ratably on an annual basis over the following two years. Performance stock units (“PSU”) vest based on the achievement of specified performance targets.

As of December 31, 2022, there were 0.6 million shares available for future grant under the Plans. On January 1 of each year through 2025, the number of shares authorized for issuance under the 2015 Plan automatically increases by an amount equal to the lower of (i) 4 percent of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the Board of Directors.

In 2022, our Board of Directors approved the 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”). We reserved 1.5 million shares of our common stock for issuance pursuant to awards to be granted under the 2022 Inducement Plan. The terms of the 2022 Inducement Plan are substantially similar to the terms of the Plans with the exception that awards may only be made to an employee who has not previously been an employee or member of our Board of Directors if the award is in connection with commencement of employment. As of December 31, 2022, 1.5 million shares are available for future issuance under the 2022 Inducement Plan.

In connection with the Merger, we assumed Aduro’s 2015 employee stock purchase plan (“2015 ESPP”). Under the 2015 ESPP, our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. ESPP purchases are settled with common stock from the 2015 ESPP previously authorized and available pool of shares. As of December 31, 2022, there were 1.1 million shares available for future issuance under the ESPP. As of December 31, 2022, there is $0.3 million of total unrecognized compensation expense related to ESPP that is expected to be recognized over a weighted-average period of 0.4 years. On January 1 of each year through 2025, the number of shares authorized for issuance under the ESPP, automatically increases by an amount equal to the lower of (i) 1 percent of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (ii) a lower number determined by the Board of Directors.

Stock option activity under the Plans is set forth below:

	Outstanding Awards
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2021	5,842	$12.73	7.00	$34,928
Granted	2,405	14.70
Exercised	(1,274)	9.38
Canceled or forfeited	(846)	25.08
Balance—December 31, 2022	6,127	$12.49	8.21	$85,766
Options exercisable December 31, 2022	2,226	$10.57	7.39	$36,573
Options vested and expected to vest, December 31, 2022	6,127	$12.49	8.21	$85,766

The aggregate intrinsic values of stock options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of December 31, 2022. During the years ended December 31 2022, 2021 and 2020, 1.3 million, 0.5 million and less than 0.1 million stock options, respectively, were exercised, with an intrinsic value of $12.7 million, $5.4 million and $0.8 million, respectively. As of December 31, 2022, there is $32.4 million of total unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.5 years.

RSU activity under the Plans is set forth below:

	RSUs Outstanding
	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2021	823	$14.76
Granted	976	15.55
Vested	(300)	14.72
Canceled or forfeited	(135)	14.79
Balance, December 31, 2022	1,364	$15.33

The total fair value of RSUs that vested under the Plans, in the years ended December 31, 2022, 2021 and 2020 was $5.2 million, $1.9 million and $0.1 million, respectively. As of December 31, 2022, there is $15.9 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.9 years.

PSU activity under the Plans is set forth below:

	PSUs Outstanding
	Number of PSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance, December 31, 2021	—	$—
Granted	816	21.99
Vested	—	—
Canceled or forfeited	(4)	21.75
Balance, December 31, 2022	812	$22.00

In 2022, we granted PSUs to our employees under the Plans. The vesting of these awards is subject to the achievement of specified regulatory performance targets. As of December 31, 2022, there is $18.0 million of total unrecognized compensation expense related to these PSUs with performance targets that are considered not probable of achievement.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Years Ended December 31,
	2022	2021	2020
Assumptions:
Expected term (in years)	6.3	6.1	6.1
Volatility	77.4%	78.8%	77.6% – 90.0%
Risk-free interest rate	2.2%	0.9%	0.1% – 0.9%
Dividend yield	0%	0%	0%
Fair Value:
Weighted-average grant date fair value per share	$10.13	$10.34	$9.99

The weighted-average assumptions used to estimate the fair value of our common stock to be issued under the 2015 ESPP using a Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Years Ended December 31,
	2022	2021	2020
Assumptions:
Expected term (in years)	0.5	0.5	0.5
Volatility	58.0%	63.3%	81.5% – 127.5%
Risk-free interest rate	3.0%	0.1%	0.1% – 0.2%
Dividend yield	—	—	—
Fair Value:
Weighted-average grant date fair value per share	$5.61	$5.16	$5.42

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$10,510	$6,007	$1,759
General and administrative	9,544	6,778	1,852
Total stock-based compensation expense	$20,054	$12,785	$3,611

15.	Defined Contribution Plans

We have a defined contribution plan (the “401(k) Plan”) for our full-time, U.S. based employees, with eligibility commencing in the month following an employee’s hire date. Employee contributions to the 401(k) Plan are based on a percentage of the employee’s gross compensation, limited by IRS guidelines for such plans. The 401(k) Plan provides for matching and discretionary contributions by us within a prescribed limit for each calendar year. Matching contributions were $0.4 million, $0.3 million and less than $0.1 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

We also have a defined contribution plan (the “RRSP Program”) for our full-time, Canadian employees, with eligibility commencing on the employee’s hire date. Employee contributions to the RRSP Program are processed according to the instructions of each employee, with no cap on the amount each employee may contribute. Employees are individually responsible for ensuring their contributions from all sources do not exceed their individual RRSP contribution limit for the year, as defined by the Canada Revenue Agency. The RRSP Program provides for matching contributions by us within a prescribed limit for each calendar year. Matching contributions were $0.1 million, $0.1 million and less than $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

16.	Income Taxes

Loss before income taxes was as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Domestic	$(152,508)	$(59,702)	$(68,636)
Foreign	(31,016)	(41,142)	(14,989)
Loss before income tax (expense) benefit	$(183,524)	$(100,844)	$(83,625)

The federal, state, and foreign income tax (expense) benefit consists of the following:

	Years ended December 31,
	2022	2021	2020
Current:
U.S. – Federal	$—	$—	$—
U.S. – State	—	—	—
Foreign	—	—	—
Total current	—	—	—
Deferred:
U.S. – Federal	—	(1,690)	1,607
U.S. – State	—	98	234
Foreign	(4,341)	(501)	162
Total deferred	(4,341)	(2,093)	2,003
Total income tax (expense) benefit	$(4,341)	$(2,093)	$2,003

The effective tax rate of the provision for income taxes differed from the federal statutory rate as follows:

	Years ended December 31,
	2022	2021	2020
Federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.5%	1.1%	0.2%
Change in valuation allowance	(21.5%)	(13.8%)	(12.0%)
Foreign rate differential	(2.8%)	(4.4%)	1.0%
Redeemable convertible preferred stock tranche liability	0.0%	0.0%	(7.0%)
U.S. impact of foreign operations	(1.5%)	(4.5%)	0.0%
Other	(1.1%)	(1.5%)	(0.9%)
Effective income tax rate	(2.4%)	(2.1%)	2.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities consisted of the following (in thousands):

	Years ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$75,573	$53,923
Accruals and reserves	3,269	1,350
Contingent payments	3,973	3,350
Stock-based compensation expense	4,183	2,821
Business tax credits	3,209	2,450
Capitalized R&D	26,090	—
Other	—	2,523
Lease liabilities	10,390	9,824
Gross deferred tax assets	126,687	76,241
Valuation allowance	(98,718)	(59,762)
Total deferred tax assets, net of valuation allowance	27,969	16,479
Deferred tax liabilities:
Fixed asset basis	(2,765)	(2,142)
Right of use asset	(12,895)	(12,299)
Intangible asset basis	(17,385)	(2,773)
Total deferred tax liabilities	(33,045)	(17,214)
Net deferred tax liabilities	$(5,076)	$(735)

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical consolidated cumulative losses, we determined that, based on all available evidence, there was substantial uncertainty as to whether we would recover a majority of our recorded net deferred taxes in future periods. As a result, we recorded a valuation allowance against the worldwide net deferred tax assets at December 31, 2022, 2021 and 2020. The valuation allowance increased by $39.0 million, $44.7 million and $10.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, we have generated net operating loss (“NOL”) carryforwards (before tax effects) for federal, state and foreign income tax purposes of $199.9 million, $162.7 million and $73.8 million, respectively. The federal, state and foreign NOL carryforwards will begin to expire in 2029, 2039 and 2039, respectively, if not utilized. In addition, we have foreign business tax credits of $3.2 million to offset future income tax liabilities, which will start to expire in 2039, if not utilized.

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

The following table summarizes the activity related to our unrecognized benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$—	$753	$753
Additions based on tax positions related to prior year	—	—	—
Reductions based on tax positions related to prior year	—	(753)	—
Additions based on tax positions related to current year	—	—	—
Reductions based on tax positions related to current year	—	—	—
Balance at end of year	$—	$—	$753

Our policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. We had no interest or penalty accruals associated with uncertain tax benefits in our consolidated balance sheets and consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. We do not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2022.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns remain subject to examination by federal, state and foreign tax authorities for all tax years. We received a notice from taxing authorities in the Netherlands of their intent to examine our 2020 income tax return.

17.	Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and pre-funded warrants outstanding during the period, without consideration of potentially dilutive securities.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders, which excludes legally outstanding but unvested restricted shares that are subject to repurchase by us (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(187,865)	$(102,937)	$(81,622)
Denominator:
Weighted-average shares outstanding	64,416	45,755	13,463
Less: weighted-average unvested restricted shares and shares subject to repurchase	(47)	(148)	(295)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,370	45,607	13,168
Net loss per share attributable to common stockholders, basic and diluted	$(2.92)	$(2.26)	$(6.20)

As of December 31, 2022 and 2021, 4.6 million and 3.6 million Pre-Funded Warrants to purchase common stock, respectively, issued in connection with the November 2021 and May 2022 public offerings, were included in the weighted-average shares outstanding used in the calculation of basic and diluted net loss per share as the exercise price of the Pre-Funded Warrants is negligible and the Pre-Funded Warrants are fully vested and exercisable. Refer to Note 13 “Common Stock” for more information.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive (in thousands):

	December 31,
	2022	2021	2020
Unvested RSUs	1,364	823	441
Unvested RSAs	4	99	196
Unvested PSUs	812	—	—
Common stock warrants	—	—	9
Options to purchase common stock	6,127	5,842	5,514
Total	8,307	6,764	6,160

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

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

There were no changes in our internal control financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2023 annual meeting of stockholders, or 2023 Proxy Statement, to be filed with the Securities and Exchange Commission, or SEC, within 120 days of the Company’s fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, to be filed with the SEC within 120 days of the Company’s fiscal year ended December 31, 2022.

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

3. Exhibits

See Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1^	Agreement and Plan of Merger and Reorganization, dated June 1, 2020, by and among Aduro Biotech, Inc., Aspire Merger Sub, Inc., and Chinook Therapeutics U.S., Inc.	8-K	001-37345	2.1	06/02/2020

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated August 17, 2020, by and among Aduro Biotech, Inc., Aspire Merger Sub, Inc., and Chinook Therapeutics U.S., Inc.	8-K	001-37345	2.1	08/18/2020

3.1	Restated Certificate of Incorporation of the Registrant.	8-K	001-37345	3.1	04/20/2015

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated October 1, 2020.	8-K	001-37345	3.1	10/01/2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated October 5, 2020.	S-8	333-249351	4.6	10/06/2020

3.4	Amended and Restated Bylaws of the Registrant.	8-K	001-37345	3.1	02/24/2023

4.1	Form of Registrant’s Common Stock certificate.	S-1/A	333-202667	4.1	04/06/2015

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-37345	4.2	04/07/2021

4.3	2022 Form of Warrant to Purchase Common Stock	8-K	001-37345	4.1	05/25/2022

10.1+	Aduro Biotech 2009 Stock Incentive Plan.	S-1	333-202667	10.5	03/11/2015

10.2+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2009 Stock Plan.	S-1	333-202667	10.6	03/11/2015

10.3+	2015 Equity Incentive Plan.	S-1/A	333-202667	10.7	04/06/2015

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4+	Forms of Stock Option Agreement and Notice of Grant of Stock Option under the 2015 Equity Incentive Plan.	S-1/A	333-202667	10.8	04/06/2015

10.5+	2015 Employee Stock Purchase Plan.	S-1/A	333-202667	10.9	04/06/2015

10.6+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.	8-K	001-37345	10.1	09/14/2016

10.7+	Chinook 2019 Equity Incentive Plan and forms of award agreements thereunder	S-8	333-249351	99.1	10/06/2020

10.8	Form of Indemnification Agreement.	8-K	001-35890	10.5	10/7/2020

10.9+	Form of Employment Agreement (US).	8-K	001-35890	10.6	10/7/2020

10.10+	Form of Employment Agreement (Canada).	8-K	001-35890	10.7	10/7/2020

10.11#^	License Agreement, dated December 16, 2019, by and between Chinook Therapeutics U.S., Inc. and AbbVie Ireland Unlimited Company.	S-4	333-239989	10.1	7/22/2020

10.12	Contingent Value Rights Agreement, dated October 2, 2020, by and between Aduro Biotech, Inc. and Computershare Trust Company, N.A.	10-Q	001-37345	10.8	11/5/2020

10.13#	Office/Laboratory Lease between Seventh Street Properties VII, LLC and Aduro Biotech, Inc., dated September 11, 2015.	10-Q	001-37345	10.1	11/23/2015

10.14#	Sublease between the Registrant and Perfect Day, Inc., dated August 25, 2020	10-Q	001-37345	10.9	11/5/2020

10.15+	Form of Inducement Stock Option Agreement.	10-K	001-37345	10.23	04/07/2021

10.16	Sublease between the Registrant and Wireless Advocates LLC dated May 24, 2021.	10-Q	001-37345	10.24	08/12/2021

10.17#^	SanReno Shareholder’s Agreement between the Registrant and SanReno Therapeutics Holdings Limited and SanReno Therapeutics (Hong Kong) Limited, a wholly owned subsidiary of SanReno Therapeutics Holdings Limited, dated November 24, 2021.	10-K	001-37345	10.25	03/17/2022

10.18#^	SanReno License Agreement between the Registrant and SanReno Therapeutics Holdings Limited and SanReno Therapeutics (Hong Kong) Limited, a wholly owned subsidiary of SanReno Therapeutics Holdings Limited, dated November 24, 2021.	10-K	001-37345	10.26	03/17/2022

10.19+	2022 Equity Inducement Plan and forms of award agreements thereunder	S-8	333-268295	99.1	11/10/2022

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm.					X

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

24.1	Power of Attorney (included in the signature page hereto).					X

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 27th day of February 2023.

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

Signature	Title	Date

/s/ Eric L. Dobmeier	President and Chief Executive Officer (principal executive officer)	February 27, 2023
Eric L. Dobmeier

/s/ Eric H. Bjerkholt	Chief Financial Officer (principal financial and accounting officer)	February 27, 2023
Eric H. Bjerkholt

/s/ Srinivas Akkaraju	Director	February 27, 2023
Srinivas Akkaraju

/s/ Jerel Davis	Director	February 27, 2023
Jerel Davis

/s/ William M. Greenman	Director	February 27, 2023
William M. Greenman

/s/ Michelle Griffin	Director	February 27, 2023
Michelle Griffin

/s/ Ross Haghighat	Director	February 27, 2023
Ross Haghighat

/s/ Dolca Thomas	Director	February 27, 2023
Dolca Thomas

/s/Mahesh Krishnan	Director	February 27, 2023
Mahesh Krishnan