Form 10-Q
period 2023-03-31
CHINOOK THERAPEUTICS, INC.
filed 2023-05-09
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2023 was 66,889,369

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Chinook Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$118,495	$115,438
Marketable securities	231,881	262,887
Accounts receivable	2,444	1,091
Prepaid expenses and other current assets	5,824	6,176
Total current assets	358,644	385,592
Marketable securities	7,002	6,989
Property and equipment, net	16,974	16,908
Restricted cash	2,074	2,074
Operating lease right-of-use assets	47,345	48,970
Investment in equity securities	41,200	41,200
Equity method investment	2,653	4,071
Intangible assets, net	23,854	24,287
In-process research & development	36,550	36,550
Goodwill	117	117
Other assets	7,462	7,326
Total assets	$543,875	$574,084
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	9,774	9,751
Accrued and other current liabilities	33,605	33,636
Operating lease liabilities	5,085	4,948
Contingent value rights liability	2,500	2,500
Total current liabilities	50,964	50,835
Contingent value rights liability - non-current	37,794	37,318
Contingent consideration liability	4,470	4,420
Deferred tax liabilities	5,076	5,076
Operating lease liabilities, net of current maturities	33,178	34,494
Total liabilities	131,482	132,143
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000 shares authorized as of March 31, 2023 and December 31, 2022; 66,822 and 65,471 shares issued and outstanding at March 31, 2023 and December 31, 2022	7	7
Additional paid-in capital	893,905	864,729
Accumulated deficit	(479,808)	(419,631)
Accumulated other comprehensive loss	(1,711)	(3,164)
Total stockholders’ equity	412,393	441,941
Total liabilities and stockholders’ equity	$543,875	$574,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration and license revenue	$1,828	$2,697
Operating expenses:
Research and development	50,883	26,252
General and administrative	11,404	7,868
Change in fair value of contingent consideration and contingent value rights liabilities	526	(1,038)
Amortization of intangible assets	433	429
Total operating expenses	63,246	33,511
Loss from operations	(61,418)	(30,814)
Investment and other income (expense), net	3,102	(95)
Loss before income taxes and equity method investment loss	(58,316)	(30,909)
Equity method investment loss	(1,861)	(775)
Net loss	$(60,177)	$(31,684)
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(0.54)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	70,703	58,340
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	470	107
Unrealized gain (loss) on marketable debt securities, net of tax of $0	983	(1,589)
Total other comprehensive income (loss)	1,453	(1,482)
Comprehensive loss	$(58,724)	$(33,166)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	65,471	$7	$864,729	$(419,631)	$(3,164)	441,941
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	432	—	1,666	—	—	1,666
Issuance of common stock under the at-the-market sales agreement, net of issuance costs	919		19,600			19,600
Stock-based compensation expense	—	—	7,910	—	—	7,910
Other comprehensive loss	—	—	—	—	1,453	1,453
Net loss	—	—	—	(60,177)	—	(60,177)
Balance at March 31, 2023	66,822	$7	$893,905	$(479,808)	$(1,711)	$412,393

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	54,761	$5	$685,459	$(231,766)	$(55)	$453,643
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	356	1	2,048	—	—	2,049
Stock-based compensation expense	—	—	4,269	—	—	4,269
Other comprehensive loss	—	—	—	—	(1,482)	(1,482)
Net loss	—	—	—	(31,684)	—	(31,684)
Balance at March 31, 2022	55,117	$6	$691,776	$(263,450)	$(1,537)	$426,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(60,177)	$(31,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	872	866
Loss on disposal of property and equipment	—	234
Amortization of intangible assets	433	429
Non-cash operating lease expense	1,626	1,528
Stock-based compensation expense	7,910	4,269
Change in fair value of contingent consideration and contingent value rights liabilities	526	(1,038)
Accretion of discounts and amortization of premiums on marketable securities	(1,384)	406
Equity method investment loss	1,861	775
Changes in operating assets and liabilities:
Accounts receivable	(1,353)	7,114
Prepaid expenses and other assets	218	(3,155)
Accounts payable	13	745
Accrued and other liabilities	(33)	(4,191)
Operating lease liabilities	(1,180)	(1,020)
Net cash used in operating activities	(50,668)	(24,722)
Cash Flows from Investing Activities
Purchases of marketable securities	(64,140)	(79,033)
Proceeds from marketable securities	97,500	23,834
Purchases of property and equipment	(927)	(374)
Net cash provided by (used in) investing activities	32,433	(55,573)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and warrants	1,666	2,049
Proceeds from at-the-market-sales agreement, net of issuance costs	19,600	—
Previously incurred issuance costs related to an underwritten public offering paid during period	—	(286)
Net cash provided by financing activities	21,266	1,763
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26	308
Net increase (decrease) in cash, cash equivalents and restricted cash	3,057	(78,224)
Cash, cash equivalents and restricted cash at beginning of period	117,512	183,798
Cash, cash equivalents and restricted cash at end of period	$120,569	$105,574
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$118,495	$103,500
Restricted cash	2,074	2,074
Total cash, cash equivalents and restricted cash	$120,569	$105,574
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$1,895	$1,861
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and in accrued and other current liabilities	$283	$157
Receivable from option exercises	$—	$1,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Chinook Therapeutics, Inc. (the “Company”, “Chinook”, “we”, “our”, or “us”) is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our lead clinical program is atrasentan, a potent and selective endothelin A receptor antagonist. We are currently conducting the phase 3 ALIGN trial of atrasentan for IgA nephropathy (“IgAN”) and the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in phase 2 development for patients with IgAN. Our third product candidate is CHK-336, an oral small molecule lactate dehydrogenase inhibitor for the treatment of primary and idiopathic hyperoxaluria that is currently in phase 1 development. In addition, we are building our precision medicine pipeline through research and discovery programs for other rare, severe chronic kidney diseases. We were incorporated in Delaware and are headquartered in Seattle, Washington.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial information. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023.

The unaudited condensed consolidated financial statements include the accounts of Chinook Therapeutics, Inc. and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

3. Reverse Merger and Contingent Value Rights

Chinook Therapeutics U.S., Inc. (“Private Chinook”) completed a merger with Aduro Biotech, Inc. (“Aduro”) on October 5, 2020 (the “Merger”). Refer to Note 1 “Description of Business” in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information. At the effective time of the Merger, we also entered into an agreement pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one CVR for each outstanding share of Aduro common stock held by such stockholder on such date (the “CVR Agreement”). Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from certain events described in the CVR Agreement, including taxes and certain other expenses.

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$5,649	$—	$—	$5,649
Money market funds	54,439	—	—	54,439
Commercial paper	39,190	—	(9)	39,181
U.S. government and agency securities	19,221	5	—	19,226
Total cash and cash equivalents	$118,499	$5	$(9)	$118,495
Marketable securities:
Commercial paper	$51,990	$39	$(35)	$51,994
U.S. government and agency securities	153,003	34	(799)	152,238
Corporate debt securities	34,952	—	(301)	34,651
Total marketable securities	$239,945	$73	$(1,135)	$238,883

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,724	$—	$—	$15,724
Money market funds	45,443	—	—	45,443
Commercial paper	41,972	—	(15)	41,957
U.S. government and agency securities	12,311	3	—	12,314
Total cash and cash equivalents	$115,450	$3	$(15)	$115,438
Marketable securities:
Commercial paper	$69,630	$2	$(58)	$69,574
U.S. government and agency securities	148,160	6	(1,461)	146,705
Corporate debt securities	54,123	—	(526)	53,597
Total marketable securities	$271,913	$8	$(2,045)	$269,876

The amortized cost and estimated fair value of our available-for-sale marketable securities by contractual maturity are summarized below as of March 31, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mature in one year or less	$232,949	$64	$(1,132)	$231,881
Mature after one year through two years	6,996	9	(3)	7,002
Total available-for-sale marketable securities	$239,945	$73	$(1,135)	$238,883

For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be noncredit related. We have not recognized any impairment losses through March 31, 2023.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$60,088	$—	$—	$60,088
Commercial paper	—	39,181	—	39,181
U.S. government and agency securities	—	19,226		19,226
Total cash and cash equivalents	60,088	58,407	—	118,495
Marketable securities:
Commercial paper	—	51,994	—	51,994
U.S. government and agency securities	—	152,238	—	152,238
Corporate debt securities	—	34,651	—	34,651
Total marketable securities	—	238,883	—	238,883
Total fair value of assets	$60,088	$297,290	$—	$357,378
Liabilities:
Contingent value rights liability	$—	$—	$40,294	$40,294
Contingent consideration liability	—	—	4,470	4,470
Total fair value of liabilities	$—	$—	$44,764	$44,764

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$61,167	$—	$—	$61,167
Commercial paper	—	41,957	—	41,957
U.S. government and agency securities		12,314		12,314
Total cash and cash equivalents	61,167	54,271	—	115,438
Marketable securities:
Commercial paper	—	69,574	—	69,574
U.S. government and agency securities	—	146,705	—	146,705
Corporate debt securities	—	53,597	—	53,597
Total marketable securities	—	269,876	—	269,876
Total fair value of assets	$61,167	$324,147	$—	$385,314
Liabilities:
Contingent value rights liability	$—	$—	$39,818	$39,818
Contingent consideration liability	—	—	4,420	4,420
Total fair value of liabilities	$—	$—	$44,238	$44,238

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

The following table presents a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Contingent Value Rights Liability	Contingent Consideration Liability
Balance at December 31, 2022	$39,818	$4,420
Net change in fair value upon remeasurement	476	50
Balance at March 31, 2023	$40,294	$4,470

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

The fair value of the CVR liability increased during the three months ended March 31, 2023 by $0.5 million primarily due to a change in estimate of the potential future proceeds derived from Aduro’s license agreement with Merck for MK-5890. The contingent consideration liability did not change significantly during the three months ended March 31, 2023. In addition, we will hold the shares in Sairopa until there is a liquidation event, at which time, in accordance with the CVR Agreement, 50% of any net proceeds will accrue to the benefit of the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. Refer to Note 10 “Equity Method Investment” for more information.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Research and lab equipment	$3,213	$3,212
Computer equipment and software	2,146	1,670
Furniture and fixtures	1,352	1,351
Leasehold improvements	16,961	16,957
Construction in progress	1,351	895
Total property and equipment	25,023	24,085
Total accumulated depreciation	(8,049)	(7,177)
Property and equipment, net	$16,974	$16,908

Depreciation and amortization expense for property and equipment for both the three months ended March 31, 2023 and 2022 was $0.9 million. Approximately $2.9 million of our property and equipment as of March 31, 2023 is located in Canada.

7. Intangible Assets

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$3,930	$22,755
In-place lease	1,433	334	1,099
Total intangible assets with finite lives	28,118	4,264	23,854
Acquired in-process research & development (‟IPR&Dˮ) assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$4,264	$60,404

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$3,538	$23,147
In-place lease	1,433	293	1,140
Total intangible assets with finite lives	28,118	3,831	24,287
Acquired IPR&D assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$3,831	$60,837

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over periods of 9 to 17 years, with an original weighted average period of 16.7 years, and the amortization expense is recorded in operating expenses. We test our acquired IPR&D assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

Amortization expense was $0.4 million for both the three months ended March 31, 2023 and 2022. Based on finite-lived intangible assets recorded as of March 31, 2023, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2023 (remaining nine months)	$1,299
2024	1,733
2025	1,733
2026	1,733
2027	1,733
Thereafter	15,623

8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31	December 31,
	2023	2022
Research and development costs	$26,911	$21,970
Compensation and benefits	6,138	11,085
Sublease rent and security deposit	127	157
Business taxes and licensing fees	345	—
Consulting and outside services	84	403
Other	—	21
Total accrued and other current liabilities	$33,605	$33,636

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

We account for the investment in SanReno in accordance with the provisions of ASC Topic 321, Investments – Equity Securities, and elect to use the measurement alternative therein. As such, the investment is valued at $41.2 million as of March 31, 2023, which was the total of the aggregate cost value of the 40.0 million preferred shares in SanReno received by us on the date of the closing of the formation of SanReno and the grant date value of the warrant. The investment will be re-measured upon future observable price changes(s) in orderly transaction(s) or upon impairment, if any. We have not recognized any impairment losses through March 31, 2023.

Pursuant to the terms of the Series A preferred stock, we are entitled to non-cumulative dividends at 8% of our initial investment, payable when and if declared by the board of directors of SanReno. Dividends from our investment in equity securities, if declared, are reflected in the consolidated statements of operations and comprehensive loss. There were no dividends declared through March 31, 2023.

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

As of March 31, 2023, we own a 36% interest in Sairopa. We determined that we have the ability to exercise significant influence over Sairopa but do not have a controlling interest. Therefore, the investment in Sairopa was accounted for using the equity method. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, and participation in policy-making decisions. The Sairopa Investors provided an initial capitalization of 12.5 million Euros. We recorded the equity method investment at $10.0 million, which is the fair value of the equity received by us in exchange for the non-renal assets.

Our equity method investment was recorded at cost at inception and is adjusted each period for our share of the investee’s income or loss, which is reported in our consolidated statements of operations and comprehensive loss on a one quarter lag. In November 2022, Sairopa executed a license agreement with Exelixis, Inc (“Exelixis”). Under the terms of the agreement, Exelixis made an upfront payment of $40.0 million to obtain an exclusive, worldwide license to develop and commercialize ADU-1805 and other anti-SIRPα antibodies, and for certain expenses to be incurred by Sairopa in conducting phase 1 clinical studies of ADU-1805. Additionally, during the first quarter of 2023, Sairopa earned a $35.0 million milestone under the terms of the agreement. Sairopa is eligible to receive additional near-term development milestone payments totaling up to $62.5 million. Following the completion of certain clinical studies, Exelixis may exercise an option to continue the license agreement for $225.0 million based upon its evaluation of a pre-specified clinical data package to be delivered by Sairopa. Following the exercise of the option, Sairopa would be eligible to receive up to $465.0 million in additional development, commercial, and net sales milestone payments, as well as tiered royalties on future net sales of products.

Our equity method investment is also adjusted each period for gains or losses from changes in our ownership interest in Sairopa, if any. We assess our equity method investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. We have not recognized any impairment losses through March 31, 2023.

11. Collaboration and License Agreements

SanReno Therapeutics

In November 2021, we entered into the China License Agreement, pursuant to which we granted SanReno exclusive licenses under certain intellectual property to develop, manufacture and commercialize for atrasentan and BION-1301 in the Territory. Refer to Note 9 “Investment in Equity Securities” for further details on the agreements executed with SanReno. We evaluated the China License Agreement under ASC Topic 606 and determined that the China License Agreement represents a contract with a customer. We identified the following performance obligations: (i) the licenses to develop, manufacture and commercialize atrasentan and BION-1301; (ii) our obligation to transfer know-how for the licensed product candidates (“Technology Transfers”); (iii) manufacturing and supply services; and (iv) opt-in global studies. Refer to Note 11 “Collaboration and License Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Pursuant to the China License Agreement, SanReno will reimburse the manufacturing and supply services at cost plus a mark-up and will reimburse the opt-in global studies at cost, which represent pass-through fees from third-party vendors, including clinical research organization. Revenue attributable to the manufacturing and supply services and opt-in global studies will be recognized as incurred. For the three months ended March 31, 2023 and 2022, we recognized revenue of $1.8 million and $2.7 million, respectively, under the China License Agreement for costs reimbursed related to opt-in global studies and manufacturing and supply services.

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

The potential progress-dependent cash milestone payment that we are eligible to receive is fully constrained based on the probability of achievement. Accordingly, any future milestone payment received under the agreement will be recorded upon or over a period following receipt. Further, we will apply the exception under ASC Topic 606 for variable consideration related to sales-or-usage based royalties received in exchange for licensed intellectual property associated with atrasentan, therefore the royalties are not included in the transaction price until the licensee sells product. No progress-dependent milestone payments and royalties were earned during the three months ended March 31, 2023 and 2022.

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

We did not recognize any milestone payments for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, we did not have any payable or receivable balances associated with the License Agreement.

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

We did not recognize revenue for the three months ended March 31, 2023 and 2022 under the Lilly agreement.

12. Commitments and Contingencies

Leases

We have a total of four operating leases as of March 31, 2023 with remaining lease terms of approximately 3 to 7 years.

In June 2021, we entered into a sublease agreement for office space in Seattle, Washington (“Seattle Sublease”), which we use as our corporate headquarters. The Seattle Sublease commenced on July 1, 2021 and continues for a period of 58 months. The aggregate estimated base rent payments due over the remaining term of the Seattle Sublease is approximately $3.9 million.

As of March 31, 2023, we are subleasing approximately 112,000 square feet in one of our facilities. Sublease income was $1.8 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively, which was netted against rent expense and is recorded as a component of general and administrative expenses in the consolidated statement of operations and comprehensive loss. Total sublease income to be earned, in aggregate, will be approximately $55.0 million over the remaining term of the sublease agreement.

We maintain a letter of credit as security for a facility lease that expires in 2029. The letter of credit is collateralized by a certificate of deposit in the amount of $1.8 million, which is classified as long-term restricted cash in our condensed consolidated balance sheet as of March 31, 2023. Additionally, we maintain a letter of credit as a security deposit for a facility lease that expires in 2026. The letter of credit is collateralized by a certificate of deposit in the amount of $0.3 million, which is classified as long-term restricted cash in our condensed consolidated balance sheet as of March 31, 2023.

The maturity of our operating lease liabilities as of March 31, 2023 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2023 (remaining nine months)	$5,768
2024	7,817
2025	7,976
2026	7,125
2027	6,475
Thereafter	12,422
Total undiscounted lease payments	47,583
Present value adjustment	(9,320)
Total net lease liability	$38,263
Net lease liability - current	$5,085
Net lease liability - non-current	33,178
Total net lease liability	$38,263

Rent expense recognized for operating leases was $2.3 million for both the three months ended March 31, 2023 and 2022. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $1.0 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

The following summarizes additional information related to our operating leases:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease terms (in years)
Operating leases	6.2	6.5
Weighted-average discount rate
Operating leases	7.4%	7.4%

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

13. Common Stock

At-the-Market Sales Agreement

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”), with Cantor Fitzgerald & Co. and SVB Securities LLC, previously known as SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Securities LLC. In November 2022, we amended the 2021 Sales Agreement to provide for offerings of up to $150.0 million. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. During the three months ended March 31, 2023, we sold 0.9 million shares for $19.6 million in net proceeds under the 2021 Sales Agreement. As of March 31, 2023, we have $115.6 million remaining under the 2021 Sales Agreement, which is subject to the continued effectiveness of our automatic shelf registration statement on Form S-3 ASR (Registration No. 333-265168), or upon an effective replacement shelf registration statement.

14. Stock-Based Compensation

Equity Incentive Plans

In 2019, Private Chinook adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Merger, we assumed Aduro’s two equity incentive plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan,” and collectively the “Aduro Plans” and together with the 2019 Plan, the “Plans”). No additional grants may be made from the 2009 Plan; however, shares subject to awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan.

In 2022, our Board of Directors approved the 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”). We reserved 1.5 million shares of our common stock for issuance pursuant to awards to be granted under the 2022 Inducement Plan. The terms of the 2022 Inducement Plan are substantially similar to the terms of the Plans with the exception that awards may only be made to an employee who has not previously been an employee or member of our Board of Directors if the award is in connection with commencement of employment. As of March 31, 2023 and December 31, 2022, there were 2.3 million and 2.1 million shares available for future grant, respectively, under the Plans and the 2022 Inducement Plan.

In connection with the Merger, we assumed Aduro’s 2015 employee stock purchase plan (“2015 ESPP”). As of March 31, 2023 and December 31, 2022, there were 1.8 million and 1.1 million shares available for future issuance under the 2015 ESPP, respectively. As of March 31, 2023, there was $0.1 million of total unrecognized compensation expense related to ESPP that is expected to be recognized over a weighted-average period of 0.1 years.

Stock option activity under the Plans and the 2022 Inducement Plan is set forth below:

	Number of Shares Underlying Options (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2022	6,127	$12.49	8.2	$85,766
Granted	1,932	24.80
Exercised	(178)	9.39
Canceled or forfeited	(39)	20.35
Balance—March 31, 2023	7,842	$15.56	8.4	$65,118
Options exercisable—March 31, 2023	2,747	$10.95	7.4	$35,457
Options vested and expected to vest—March 31, 2023	7,842	$15.56	8.4	$65,118

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of March 31, 2023. Options for 0.2 million shares of our common stock were exercised during both the three months ended March 31, 2023 and 2022 with an intrinsic value of $2.8 million and $1.6 million, respectively. As of March 31, 2023, there was $60.3 million of total unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.9 years.

Restricted stock unit (“RSU”) activity under the Plans and the 2022 Inducement Plan is set forth below:

	RSUs Outstanding
	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2022	1,364	$15.33
Granted	649	24.79
Vested	(255)	13.82
Canceled or forfeited	(20)	20.30
Balance—March 31, 2023	1,738	$19.04

The total fair value of RSUs that vested in the three months ended March 31, 2023 and 2022 was $6.3 million and $1.5 million, respectively. As of March 31, 2023, there was $28.6 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.0 years.

Performance share unit (“PSU”) activity under the Plans is set forth below:

	PSUs Outstanding
	Number of PSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2022	812	$22.00
Canceled or forfeited	(13)	21.75
Balance—March 31, 2023	799	$22.00

In 2022, we granted PSUs to our employees under the Plans. The vesting of these awards is subject to the achievement of specified regulatory performance targets. As of March 31, 2023, there was $17.6 million of total unrecognized compensation expense related to these PSUs with performance targets that are considered not probable of achievement.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options under the Plans and the 2022 Inducement Plan using the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Three Months Ended March 31,
	2023	2022
Assumptions:
Expected term (in years)	6.3	6.2
Volatility	75.4%	77.8%
Risk-free interest rate	3.6%	1.7%
Dividend yield	—	—
Fair Value:
Weighted-average grant date fair value per share	$17.16	$8.94

The weighted-average assumptions used to estimate the fair value of our common stock to be issued under the 2015 ESPP using a Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Three Months Ended March 31,
	2023	2022
Assumptions:
Expected term (in years)	0.5	0.5
Volatility	48.5%	64.9%
Risk-free interest rate	4.5%	0.1%
Dividend yield	—	—
Fair Value:
Weighted-average grant date fair value per share	$6.30	$5.43

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$4,326	$2,185
General and administrative	3,584	2,084
Total stock-based compensation expense	$7,910	$4,269

15. Income Taxes

No income tax benefit or expense was recorded for the three months ended March 31, 2023 and 2022. Our effective tax rate is lower than the statutory tax rate of 21% primarily due to us maintaining a full valuation allowance against our net deferred tax assets.

16. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by us (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(60,177)	$(31,684)
Denominator:
Weighted-average shares outstanding	70,705	58,428
Less: weighted-average unvested restricted shares and shares subject to repurchase	(2)	(88)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	70,703	58,340
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(0.54)

As of March 31, 2023 and 2022, 4.6 million and 3.6 million pre-funded warrants to purchase common stock, respectively, issued in connection with the November 2021 and May 2022 public offerings, were included in the weighted-average shares outstanding used in the calculation of basic and diluted net loss per share.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive (in thousands):

	March 31,
	2023	2022
Unvested RSUs	1,738	1,207
Unvested RSAs	—	76
Unvested PSUs	799	—
Options to purchase common stock	7,842	6,943
Total	10,379	8,226

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Overview

Chinook is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, a potent and selective endothelin A receptor antagonist. We are currently conducting the phase 3 ALIGN trial of atrasentan for IgA nephropathy, or IgAN, and the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. We most recently presented interim data from the IgAN patient cohort of the AFFINITY trial at the American Society of Nephrology, or ASN, Kidney Week in November 2022. In addition, enrollment in the ALIGN trial is completed, including 320 patients in the main stratum and 64 patients in the SGLT2 inhibitor, or SGLT2i, combination stratum. The interim proteinuria endpoint analysis will be performed on the first 270 patients enrolled and we expect to report topline data from this analysis in the fourth quarter of 2023 to potentially support an application for accelerated approval under Subpart H in the United States. Our second product candidate, BION-1301, is an anti-APRIL monoclonal antibody also in phase 2 development for patients with IgAN. We most recently presented interim results from the ongoing phase 1/2 trial at ASN Kidney Week in November 2022. Our third product candidate is CHK-336, an oral small molecule lactate dehydrogenase, or LDHA inhibitor for the treatment of primary and idiopathic hyperoxaluria that is currently in phase 1 development. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. We seek to build our pipeline by leveraging insights from kidney single cell RNA sequencing and large chronic kidney disease, or CKD, patient cohorts that have been comprehensively panomically phenotyped, with retained biosamples and prospective clinical follow-up, to discover and develop therapeutic candidates with mechanisms of action targeted against key kidney disease pathways. To support these efforts, we have an ongoing strategic collaboration with Evotec SE, or Evotec, to jointly identify, characterize and validate novel mechanisms and discover precision medicines for lupus nephritis, IgAN, polycystic kidney disease, or PKD, and other primary glomerular diseases. We also continue to evaluate opportunities to in-license kidney disease programs to bolster our pipeline. In November 2021, we established SanReno Therapeutics, or SanReno, a joint venture to develop, manufacture and commercialize kidney disease therapies in mainland China, Hong Kong, Macau, Taiwan and Singapore. We believe that a strong local presence in East Asia may allow us to accelerate the clinical development and maximize the commercial potential of atrasentan and BION-1301, the two programs licensed to SanReno, in the region.

Our approach to precision medicines leverages recent advances in identifying targeted kidney therapies linked to mechanistic biomarkers by the application of systems biology approaches in nephrology. The application of this approach to nephrology has advanced over the past decade through the study of multiple patient groups across a wide variety of kidney diseases and their associated multilevel data sets, including genome, transcriptome, proteome, metabolome, pathology and prospective long-term clinical characteristics and outcomes. A key objective of these investigations is to define kidney diseases in molecular terms to drive the development of targeted treatments. We believe we are well-positioned to exploit the insights provided into the key molecular drivers and classifiers of kidney diseases by the application of these systems biology tools to nephrology. Our strategy is to use these mechanistic insights to select compelling drug targets and deliver novel and differentiated product candidates for rare and severe kidney diseases with high unmet medical need.

Atrasentan

Our lead product candidate is atrasentan, a potent and selective endothelin A receptor, or ETA receptor, antagonist that we are developing for the treatment of proteinuric glomerular diseases. In March 2021 we initiated a phase 3 trial of atrasentan called ALIGN for IgAN, and in April 2021 we initiated a phase 2 basket trial called AFFINITY for proteinuric glomerular diseases. We are preparing to initiate the phase 2 ASSIST trial evaluating atrasentan in patients with IgAN on stable doses of a renin-angiotensin system inhibitor, or RASi, and an SGLT2i.

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

Activation of the ETA receptor has been implicated as a key driver of proteinuria, renal cell injury, including podocyte dysfunction and mesangial cell activation, along with promoting kidney inflammation and fibrosis, all resulting in the progression of IgAN. Atrasentan, by blocking ETA, has the potential to provide benefit in multiple chronic kidney diseases by reducing proteinuria and having direct anti-inflammatory and anti-fibrotic effects to preserve kidney function. We in-licensed atrasentan in December 2019 from AbbVie, which previously developed atrasentan for diabetic kidney disease, or DKD, through multiple clinical trials, including the phase 3 SONAR trial, which evaluated atrasentan in over 5,000 DKD patients. Investigators from the phase 3 SONAR trial presented a poster at the ISN World Congress of Nephrology in March 2023 describing no evidence in the SONAR trial of liver function abnormalities or liver-related adverse events, including drug induced liver injury (DILI), in patients with DKD who are at high risk of liver disease.

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

We have completed enrollment of the first four cohorts of the AFFINITY trial, including patients with IgAN, FSGS, Alport syndrome and DKD in combination with SGLT2 inhibitors, and are continuing to enroll the fifth cohort of FSGS patients at a 1.5 mg dose of atrasentan. We plan to present data from one or more additional cohorts of the AFFINITY trial in the second half of 2023. In addition, enrollment in the ALIGN trial is complete, including 320 patients in the main stratum and 64 patients in the SGLT2i combination stratum. The interim proteinuria endpoint analysis will be performed on the first 270 patients enrolled. Following a Type D meeting with the U.S. Food and Drug Administration, or FDA, we have agreed to change the primary proteinuria endpoint in the ALIGN trial to be evaluated at 36 weeks, and expect to report topline data from this analysis in the fourth quarter of 2023 to potentially support an application for accelerated approval under Subpart H in the United States.

We are preparing to initiate the phase 2 ASSIST trial evaluating atrasentan in patients with IgAN on stable doses of a renin-angiotensin system inhibitor (RASi) and an SGLT2i. The goal of the ASSIST trial is to generate proteinuria data with the combination that will be available at the time of atrasentan’s launch. More details of the ASSIST trial design will be presented in June at the European Renal Association, or ERA, Congress in Milan.

BION-1301 (zigakibart)

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

Based on the data generated to date in the ongoing phase 1/2 study, we plan to advance BION-1301 into a phase 3 trial with the current Cohort 2 dose of 600 mg SC every two weeks. We have finalized our trial design, are conducting site and country feasibility assessments, completing global regulatory interactions and manufacturing drug product for the trial, with a plan of initiating the global phase 3 BEYOND trial of BION-1301 in mid-2023. More details of the BEYOND trial design will be presented in June 2023 at the ERA Congress in Milan. We also have received orphan drug designation for BION-1301 for the treatment of primary IgAN from the European Commission.

CHK-336

Our third product candidate is CHK-336, a liver-targeted oral small molecule LDHA inhibitor, which we are developing for the treatment of primary hyperoxaluria, or PH, and idiopathic hyperoxaluria. Hyperoxalurias, including PH, are diseases caused by excess oxalate, a potentially toxic metabolite typically filtered by the kidneys and excreted as a waste product in urine. Symptoms of PH include recurrent kidney stones, which when left untreated, can result in kidney failure requiring dialysis or dual kidney/liver transplantation. In patients with hyperoxalurias, excess oxalate combines with calcium to form calcium oxalate crystals that deposit in the kidney, resulting in the formation of painful kidney stones and driving progressive kidney damage over time. PH1, PH2 and PH3 are a group of ultra-rare diseases caused by genetic mutations that result in excess oxalate, and in their most severe forms, can lead to ESKD at a young age. We presented a poster on CHK-336 at ASN Kidney Week in November 2022, demonstrating preclinical efficacy in PH1 and PH2 mouse models, and describing the potential for benefit in non-genetic hyperoxalurias caused by oxalate overproduction. In April 2022 we initiated a phase 1 single ascending dose and multiple ascending dose clinical trial in healthy volunteers evaluating the safety, tolerability and pharmacokinetic profile of CHK-336, and we expect to report initial data from this trial in the first half of 2023. We have also received rare pediatric disease designation from the FDA for CHK-336 for the treatment of PH.

In April 2023 we voluntarily paused dosing in the phase 1 clinical trial of CHK-336 in healthy volunteers to allow for a thorough investigation of a serious adverse event that occurred in a single subject following the first dose in the 125 mg multiple ascending dose group. This event has been reported to the FDA through a Suspected Unexpected Severe Adverse Reaction report. Based on information available thus far, we believe the subject may have had a hypersensitivity reaction shortly after receiving their first dose of 125 mg of CHK-336. The subject recovered quickly after receiving antihistamines and corticosteroids, and follow-up is ongoing in an effort to learn more about whether CHK-336, or one of the excipients in the oral tablet formulation, triggered a hypersensitivity reaction. Once we have a more comprehensive understanding of this event, we will determine next steps for the CHK-336 program.

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

SanReno Therapeutics

In November 2021, we entered into a License Agreement with SanReno, or the China License Agreement. The China License Agreement includes the transfer of intellectual property rights in the form of a development and commercialization license in the Territory; manufacturing and supply services; and participation in opt-in global studies with the collaboration party. The terms of the China License Agreement also include potential payments to us for the following: progress-dependent milestone payment; royalties on the net sales of a licensed product and reimbursement for certain expenses incurred. As of March 31, 2023, these potential payments are not considered probable of being achieved and they relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

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

For additional information, refer to Note 11 “Collaboration and License Agreements” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Research and Development Expenses

The largest component of our operating expenses is our investment in research and development activities, including the clinical development of our product candidates and the discovery and development of our product candidates. Research and development costs include employee-related costs; licensing costs; materials and supplies; contracted research and manufacturing; consulting arrangements; allocated costs, such as facility costs; and other expenses incurred to advance our research and development activities. Employee-related costs consist of salaries, bonuses, severance and benefits. We recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

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

Investment and Other Income (Expense), Net

Investment and other income (expense), net consists primarily of interest income and expense, foreign currency gains and losses, and various income or expense items of a non-recurring nature.

Equity Method Investment Gain (Loss)

Equity method investment gain (loss) represents our share of net loss of the Sairopa investment, which is reported in our unaudited condensed consolidated statements of operations and comprehensive loss on a one quarter lag. Additionally, equity method investment gain (loss) includes gains or losses of our equity method investment due to changes in our ownership interest, if any.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
	(In thousands)
Collaboration and license revenue	$1,828	$2,697	$(869)
Operating expenses:
Research and development	50,883	26,252	24,631
General and administrative	11,404	7,868	3,536
Change in fair value of contingent consideration and contingent value rights liabilities	526	(1,038)	1,564
Amortization of intangible assets	433	429	4
Total operating expenses	63,246	33,511	29,735
Loss from operations	(61,418)	(30,814)	(30,604)
Investment and other income (expense), net	3,102	(95)	3,197
Loss before income taxes and equity method investment loss	(58,316)	(30,909)	(27,407)
Equity method investment loss	(1,861)	(775)	(1,086)
Net loss	$(60,177)	$(31,684)	$(28,493)

Collaboration and License Revenue

Total revenue was $1.8 million for the three months ended March 31, 2023, a decrease of $0.9 million compared to $2.7 million for the three months ended March 31, 2022. The decrease was due to lower revenue recognized in the first quarter of 2023 related to services provided under our license agreement with SanReno.

Research and Development Expenses

The following tables summarize our research and development expenses by program and by category incurred during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(In thousands)
Product Candidates
Atrasentan	$19,041	$10,601	$8,440
BION-1301	14,481	4,804	9,677
CHK-336	2,859	2,330	529
Other discovery, research and development programs	3,080	3,041	39
Subtotal	39,461	20,776	18,685
Stock-based compensation expense	4,326	2,185	2,141
Facility and depreciation costs	1,858	1,447	411
Other general research and development expenses	5,238	1,844	3,394
Total research and development expenses	$50,883	$26,252	$24,631

	Three Months Ended March 31,
	2023	2022	Change
	(In thousands)
Licensing and contract research and manufacturing	$23,720	$10,207	$13,513
Employee-related costs	14,589	9,263	5,326
Supplies used in research and development	538	424	114
Stock-based compensation expense	4,326	2,185	2,141
Facility and depreciation costs	1,858	1,447	411
Consulting and outside services	4,250	2,056	2,194
Other	1,602	670	932
Total research and development expenses	$50,883	$26,252	$24,631

Research and development expenses were $50.9 million for the three months ended March 31, 2023, an increase of $24.6 million compared to $26.3 million for the three months ended March 31, 2022. The increase in research and development expenses was primarily due to higher licensing, contract research and manufacturing costs; employee-related costs, including stock-based compensation expense; and spending for consulting, outside services, and other costs. These higher costs primarily resulted from completing enrollment of the phase 3 ALIGN trial, startup activities for additional atrasentan and BION-1301 clinical trials, and an increase in hiring to support our clinical programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(In thousands)
Consulting and outside services	$2,838	$2,332	$506
Employee-related costs	4,267	2,616	1,651
Stock-based compensation expense	3,584	2,084	1,500
Facility and depreciation costs	(153)	351	(504)
Other	868	485	383
Total general and administrative expenses	$11,404	$7,868	$3,536

General and administrative expenses were $11.4 million for the three months ended March 31, 2022, an increase of $3.5 million compared to $7.9 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to higher employee-related costs, including stock-based compensation expense, and higher consulting, outside services, and other costs, which resulted from increased headcount to continue to support our operations. These increases were offset by a decrease in facilities costs, which are allocable from general and administrative to research and development expenses based on headcount.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities expense was $0.5 million for the three months ended March 31, 2023, an increase of $1.6 million compared to a benefit of $1.0 million for the three months ended March 31, 2022. The increase primarily resulted from a change in estimate of the potential future proceeds derived from the Merck collaboration.

Amortization of intangible assets

Amortization of intangible assets expense was $0.4 million for both the three months ended March 31, 2023 and 2022 and was related to normal amortization of finite-lived intangible assets acquired in the Merger.

Equity method investment loss

Equity method investment loss increased by $1.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, resulting from our share of net loss of the Sairopa investment, net of any taxes. Our equity method is adjusted each period for our share of the investee’s income or loss, which is reported in our consolidated statements of operations and comprehensive loss on a one quarter lag.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had $357.4 million in cash, cash equivalents and marketable securities. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. We believe that our cash, cash equivalents and marketable securities as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2025.

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

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co. and SVB Securities LLC, previously known as SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Securities LLC. In November 2022, we amended the 2021 Sales Agreement to provide for offerings of up to $150.0 million. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. During the three months ended March 31, 2023, we sold 0.9 million shares for $19.6 million in net proceeds under the 2021 Sales Agreement. As of March 31, 2023, we have $115.6 million remaining under the 2021 Sales Agreement.

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

As of March 31, 2023, our short and long-term material cash requirements from known contractual and other obligations primarily relate to our contractual obligations related to our operating leases. For additional information on our operating lease commitments, refer to Note 12 “Commitments and Contingencies” in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(50,668)	$(24,722)
Investing activities	32,433	(55,573)
Financing activities	21,266	1,763
Effect of exchange rate changes	26	308
Net change in cash, cash equivalents, and restricted cash	$3,057	$(78,224)

Operating Activities

Net cash used in operating activities was $50.7 million for the three months ended March 31, 2023, an increase of $25.9 million compared to $24.7 million for the three months ended March 31, 2022. The increase was primarily due to an increased operating loss, primarily resulting from research and development and general and administrative spending, as well as changes in net working capital usage.

Investing Activities

Net cash provided by investing activities was $32.4 million for the three months ended March 31, 2023, an increase of $88.0 million compared to net cash used in investing activities of $55.6 million for the three months ended March 31, 2022. The increase was primarily due to net proceeds from maturities of marketable securities, offset in part by purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $21.3 million for the three months ended March 31, 2023, an increase of $19.5 million compared to $1.8 million for the three months ended March 31, 2022. The increase was primarily due to net proceeds from the sale of common stock under the at-the-market sales agreement.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our unaudited condensed consolidated financial statements, refer to Note 2 “Summary of Significant Accounting Policies” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment portfolio is to preserve principal and at the same time maximize the income we receive from our investments without significantly increasing risk. As of March 31, 2023 and December 31, 2022, we had total cash, cash equivalents and short- and long-term investments of $357.4 million and $385.3 million, respectively, which consisted of cash, money market funds, U.S. government and agency securities, corporate debt securities, and commercial paper.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $60.2 million for the three months ended March 31, 2023. As March 31, 2023, we had an accumulated deficit of $479.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need to raise additional funding before we become profitable from any potential future sales of atrasentan or our other product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for atrasentan and other product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities held as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before we can seek regulatory approvals for their commercial sale. The conduct of phase 3 trials and the submission of an NDA, or biologics license application, or BLA, is a complicated process. We have limited experience in conducting clinical trials and preparing, submitting and supporting regulatory filings, and have not previously submitted an NDA or BLA. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA or BLA submission and approval of any product candidate we are developing.

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

Even if our product candidates meet their pre-specified safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner and may not consider the clinical trial results sufficient to grant, or we may not be able to obtain, regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. For example, in response to review of the statistical analysis plan for the ALIGN trial, we received correspondence from the FDA in February 2023 recommending that evaluation of the interim proteinuria endpoint analysis for accelerated approval in the ALIGN trial be delayed from week 24 to week 36. The FDA referenced the likelihood that the later timepoint would allow for a greater amount of eGFR data to be evaluated at the time of accelerated approval. We plan to engage in discussions with the FDA as soon as possible regarding this advice, but we may not be able to come to agreement regarding the appropriate timing for the primary proteinuria endpoint and/or may experience additional delays or potential rejection of our application for accelerated approval from the FDA or similar regulatory agencies.

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
•
sales of securities by us or our security holders in the future;
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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 or otherwise could materially and adversely affect our business and the value of our common stock. Furthermore, the trading price of our common stock may be adversely affected by third parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we have a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

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

We are no longer a smaller reporting company, and are subject to additional laws and regulations affecting public companies that may increase our costs and the demands on management and could harm our operating results.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. For 2023 we are no longer a smaller reporting company nor qualify for certain exemptions from disclosure requirements applicable to smaller reporting companies and non-accelerated filers. As a result, we are required to comply with certain additional legal and regulatory requirements applicable to public companies and may incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies within our geographic focus. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, and such disruption may adversely affect clinical development plans. For example, pandemics, such as the COVID-19 pandemic, could have an adverse effect on the coordination of research and development, our capital raising efforts, and the financial condition of our business, as well as the ability of us to retain key personnel and continue to expand product candidate development and conduct clinical trials.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. For example, as a result of a pandemic, similar to that experienced during the outbreak of COVID-19, we may experience reduction in research and development, clinical testing, regulatory compliance activities, and manufacturing activities, and are unable at this time to estimate the extent of the effect of any such future pandemic on our business. Further, the extent and duration of the current economic slowdown or other adverse effects potentially attributable to natural disasters or future pandemics remain uncertain at this time. A continued significant economic slowdown could have a substantial adverse effect on our financial condition, liquidity, and results of operations. If these conditions persist for an extended term, it could have a material adverse effect on our future revenue and sales.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. California recently enacted legislation, the California Privacy Rights Act, or CPRA, which went into effect January 1, 2023. The CPRA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of the sale and disclosure of their information and receive detailed information about how their personal information is used. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches, in certain circumstances, that is expected to increase data breach litigation. The CPRA may increase our compliance costs and potential liability. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CPRA. Potential uncertainty surrounding the CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business. Other states have followed California’s lead. The Virginia Consumer Data Protection Act, or VCDPA, which went into effect on January 1, 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data. Colorado, Utah and Connecticut have passed similar laws which will go into effect in 2023. As of March 2023, four states have active consumer privacy legislation under review, which if enacted would add additional costs and expense of resources to maintain compliance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)					X

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

Chinook Therapeutics, Inc.
Date: May 9, 2023	By:	/s/ Eric L. Dobmeier
Eric L. Dobmeier
President and Chief Executive Officer
(principal executive officer)

Chinook Therapeutics, Inc.
Date: May 9, 2023	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(principal financial and accounting officer)