Form 10-Q
period 2023-06-30
CHINOOK THERAPEUTICS, INC.
filed 2023-08-07
CIK 1435049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of August 4, 2023 was 71,804,977

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Chinook Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$127,149	$115,438
Marketable securities	170,016	262,887
Accounts receivable	3,102	1,091
Prepaid expenses and other current assets	5,150	6,176
Total current assets	305,417	385,592
Marketable securities	1,972	6,989
Property and equipment, net	16,235	16,908
Restricted cash	2,074	2,074
Operating lease right-of-use assets	42,874	48,970
Investment in equity securities	41,200	41,200
Equity method investment	4,784	4,071
Intangible assets, net	23,421	24,287
In-process research & development	36,550	36,550
Goodwill	117	117
Other assets	14,167	7,326
Total assets	$488,811	$574,084
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	16,362	9,751
Accrued and other current liabilities	29,342	33,636
Operating lease liabilities	4,268	4,948
Contingent value rights liability	2,500	2,500
Total current liabilities	52,472	50,835
Contingent value rights liability - non-current	40,217	37,318
Contingent consideration liability	4,290	4,420
Deferred tax liabilities	5,076	5,076
Operating lease liabilities, net of current maturities	29,717	34,494
Total liabilities	131,772	132,143
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000 shares authorized as of June 30, 2023 and December 31, 2022; 67,079 and 65,471 shares issued and outstanding at June 30, 2023 and December 31, 2022	7	7
Additional paid-in capital	905,109	864,729
Accumulated deficit	(546,752)	(419,631)
Accumulated other comprehensive loss	(1,325)	(3,164)
Total stockholders’ equity	357,039	441,941
Total liabilities and stockholders’ equity	$488,811	$574,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration and license revenue	$1,008	$418	$2,836	$3,115
Operating expenses:
Research and development	57,897	30,023	108,780	56,275
General and administrative	13,061	8,635	24,465	16,503
Change in fair value of contingent consideration and contingent value rights liabilities	2,243	(1,984)	2,769	(3,022)
Amortization of intangible assets	433	429	866	858
Total operating expenses	73,634	37,103	136,880	70,614
Loss from operations	(72,626)	(36,685)	(134,044)	(67,499)
Investment and other income, net	3,670	767	6,772	672
Loss before income taxes and equity method investment gain (loss)	(68,956)	(35,918)	(127,272)	(66,827)
Equity method investment gain (loss)	2,012	(1,730)	151	(2,505)
Net loss	$(66,944)	$(37,648)	$(127,121)	$(69,332)
Net loss per share attributable to common stockholders, basic and diluted	$(0.94)	$(0.61)	$(1.79)	$(1.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	71,592	61,983	71,150	60,175
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(25)	(501)	445	(394)
Unrealized gain (loss) on marketable debt securities, net of tax of $0	411	(493)	1,394	(2,082)
Total other comprehensive income (loss)	386	(994)	1,839	(2,476)
Comprehensive loss	$(66,558)	$(38,642)	$(125,282)	$(71,808)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	65,471	$7	$864,729	$(419,631)	$(3,164)	441,941
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	432	—	1,666	—	—	1,666
Issuance of common stock under the at-the-market sales agreement, net of issuance costs	919		19,600			19,600
Stock-based compensation expense	—	—	7,910	—	—	7,910
Other comprehensive loss	—	—	—	—	1,453	1,453
Net loss	—	—	—	(60,177)	—	(60,177)
Balance at March 31, 2023	66,822	$7	$893,905	$(479,808)	$(1,711)	$412,393
Issuance of common stock upon exercise of stock options, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	257	—	2,012	—	—	2,012
Stock-based compensation	—	—	9,192	—	—	9,192
Other comprehensive income	—	—	—	—	386	386
Net loss	—	—	—	(66,944)	—	(66,944)
Balance at June 30, 2023	67,079	$7	$905,109	$(546,752)	$(1,325)	$357,039

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	54,761	$5	$685,459	$(231,766)	$(55)	$453,643
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	356	1	2,048	—	—	2,049
Stock-based compensation expense	—	—	4,269	—	—	4,269
Other comprehensive loss	—	—	—	—	(1,482)	(1,482)
Net loss	—	—	—	(31,684)	—	(31,684)
Balance at March 31, 2022	55,117	$6	$691,776	$(263,450)	$(1,537)	$426,795
Issuance of common stock upon exercise of stock options, issuance of common stock under Employee Stock Purchase Plan, and vesting of restricted stock units	202	—	1,136	—	—	1,136
Issuance of common stock and accompanying pre-funded warrants in underwritten public offering, net of issuance costs	7,554	—	113,082	—	—	113,082
Stock-based compensation	—	—	4,760	—	—	4,760
Other comprehensive loss	—	—	—	—	(994)	(994)
Net loss	—	—	—	(37,648)	—	(37,648)
Balance at June 30, 2022	62,873	6	810,754	(301,098)	(2,531)	507,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(127,121)	$(69,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,351	1,702
Loss on disposal of property and equipment	—	234
Amortization of intangible assets	866	858
Non-cash operating lease expense	3,062	3,092
Stock-based compensation expense	17,102	9,029
Change in fair value of contingent consideration and contingent value rights liabilities	2,769	(3,022)
Accretion of discounts and amortization of premiums on marketable securities	(2,704)	706
Equity method investment (gain) loss	(151)	2,505
Gain on termination of lease	(253)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,011)	6,946
Prepaid expenses and other assets	(5,807)	(2,503)
Accounts payable	6,523	(3,723)
Accrued and other liabilities	(4,314)	273
Operating lease liabilities	(2,175)	(2,105)
Net cash used in operating activities	(111,863)	(55,340)
Cash Flows from Investing Activities
Purchases of marketable securities	(91,614)	(152,213)
Proceeds from marketable securities	193,600	63,479
Purchases of property and equipment	(1,546)	(601)
Net cash provided by (used in) investing activities	100,440	(89,335)
Cash Flows from Financing Activities
Proceeds from exercise of stock options and warrants and from Employee Stock Purchase Plan	3,678	3,185
Proceeds from at-the-market-sales agreement, net of issuance costs	19,600	—
Proceeds from issuance of common stock and accompanying pre-funded warrants in underwritten public offering, net of issuance costs	—	113,505
Previously incurred issuance costs related to an underwritten public offering paid during period	—	(286)
Payment of contingent value rights liability	—	(7,500)
Net cash provided by financing activities	23,278	108,904
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(144)	(26)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,711	(35,797)
Cash, cash equivalents and restricted cash at beginning of period	117,512	183,798
Cash, cash equivalents and restricted cash at end of period	$129,223	$148,001
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$127,149	$145,927
Restricted cash	2,074	2,074
Total cash, cash equivalents and restricted cash	$129,223	$148,001
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities	$2,053	$3,686
Change in right-of-use assets obtained in exchange for operating lease liabilities	$(3,077)	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and in accrued and other current liabilities	$344	$87
Issuance costs incurred but unpaid	$—	$423
Receivable from option exercises	$31	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Chinook Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Chinook Therapeutics, Inc. (the “Company”, “Chinook”, “we”, “our”, or “us”) is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our lead clinical program is atrasentan, a potent and selective endothelin A receptor antagonist. We are currently conducting the phase 3 ALIGN trial of atrasentan for IgA nephropathy (“IgAN”) and the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. Our second product candidate, BION-1301, or zigakibart, is an anti-APRIL monoclonal antibody also in phase 3 development for patients with IgAN. Our third product candidate is CHK-336, an oral small molecule lactate dehydrogenase inhibitor for the treatment of primary and idiopathic hyperoxaluria that is currently in phase 1 development. In addition, we are building our precision medicine pipeline through research and discovery programs for other rare, severe chronic kidney diseases. We were incorporated in Delaware and are headquartered in Seattle, Washington.

Agreement and Plan of Merger

In June 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novartis AG, a company organized under the laws of Switzerland (“Novartis”), and Cherry Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Novartis (“Merger Sub”). Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into Chinook (the “Merger”), with Chinook surviving the Merger as a wholly owned subsidiary of Novartis. The Merger Agreement provides that at the effective time of the Merger (the “Effective Time”), each outstanding share of Company common stock, par value $0.0001 per share, will automatically be converted into the right to receive (i) $40.00 in cash, without interest and less any applicable withholding taxes, and (ii) one contractual contingent value right (“New CVR”) pursuant to the CVR Agreement to be entered into at or prior to the Effective Time of the Merger by Novartis and Computershare Trust Company, N.A. as rights agent (the “New CVR Agreement”). Following the consummation of the Merger, the Company will cease to be a publicly traded company.

The consummation of the Merger is subject to certain closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company common stock, (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with such waiting period having expired on July 31, 2023 and (iii) the absence of any legal restraints that have the effect of preventing the consummation of the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties in the Merger Agreement (subject to certain materiality qualifiers), the other party’s compliance in all material respects with its obligations under the Merger Agreement, the absence of any pending proceeding by a governmental entity and, to the extent required, certain other regulatory approvals. On August 2, 2023, our stockholders voted in favor of the adoption of the Merger Agreement. We expect to consummate the Merger on or about August 11, 2023.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial information. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

3. Reverse Merger and Contingent Value Rights

Chinook Therapeutics U.S., Inc. (“Private Chinook”) completed a merger with Aduro Biotech, Inc. (“Aduro”) on October 5, 2020 (the “Aduro Merger”). Refer to Note 1 “Description of Business” in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information. At the effective time of the Aduro Merger, we also entered into an agreement pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one CVR for each outstanding share of Aduro common stock held by such stockholder on such date (the “CVR Agreement”). Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from certain events described in the CVR Agreement, including taxes and certain other expenses.

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,828	$—	$—	$3,828
Money market funds	71,998	—	—	71,998
Commercial paper	14,461	—	(2)	14,459
U.S. government and agency securities	36,852	12	—	36,864
Total cash and cash equivalents	$127,139	$12	$(2)	$127,149
Marketable securities:
Commercial paper	$35,524	$—	$(39)	$35,485
U.S. government and agency securities	120,345	3	(538)	119,810
Corporate debt securities	16,785	—	(92)	16,693
Total marketable securities	$172,654	$3	$(669)	$171,988

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$15,724	$—	$—	$15,724
Money market funds	45,443	—	—	45,443
Commercial paper	41,972	—	(15)	41,957
U.S. government and agency securities	12,311	3	—	12,314
Total cash and cash equivalents	$115,450	$3	$(15)	$115,438
Marketable securities:
Commercial paper	$69,630	$2	$(58)	$69,574
U.S. government and agency securities	148,160	6	(1,461)	146,705
Corporate debt securities	54,123	—	(526)	53,597
Total marketable securities	$271,913	$8	$(2,045)	$269,876

The amortized cost and estimated fair value of our available-for-sale marketable securities by contractual maturity are summarized below as of June 30, 2023 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Mature in one year or less	$170,659	$1	$(644)	$170,016
Mature after one year through two years	1,995	2	(25)	1,972
Total available-for-sale marketable securities	$172,654	$3	$(669)	$171,988

For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be noncredit related. We have not recognized any impairment losses through June 30, 2023.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$75,826	$—	$—	$75,826
Commercial paper	—	14,459	—	14,459
U.S. government and agency securities	—	36,864	—	36,864
Total cash and cash equivalents	75,826	51,323	—	127,149
Marketable securities:
Commercial paper	—	35,485	—	35,485
U.S. government and agency securities	—	119,810	—	119,810
Corporate debt securities	—	16,693	—	16,693
Total marketable securities	—	171,988	—	171,988
Total fair value of assets	$75,826	$223,311	$—	$299,137
Liabilities:
Contingent value rights liability	$—	$—	$42,717	$42,717
Contingent consideration liability	—	—	4,290	4,290
Total fair value of liabilities	$—	$—	$47,007	$47,007

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Cash and money market funds	$61,167	$—	$—	$61,167
Commercial paper	—	41,957	—	41,957
U.S. government and agency securities		12,314		12,314
Total cash and cash equivalents	61,167	54,271	—	115,438
Marketable securities:
Commercial paper	—	69,574	—	69,574
U.S. government and agency securities	—	146,705	—	146,705
Corporate debt securities	—	53,597	—	53,597
Total marketable securities	—	269,876	—	269,876
Total fair value of assets	$61,167	$324,147	$—	$385,314
Liabilities:
Contingent value rights liability	$—	$—	$39,818	$39,818
Contingent consideration liability	—	—	4,420	4,420
Total fair value of liabilities	$—	$—	$44,238	$44,238

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

The following table presents a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Contingent Value Rights Liability	Contingent Consideration Liability
Balance at December 31, 2022	$39,818	$4,420
Net change in fair value upon remeasurement	2,899	(130)
Balance at June 30, 2023	$42,717	$4,290

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

The fair value of the CVR liability increased during the six months ended June 30, 2023 by $2.9 million primarily due to remeasuring the value of our preferred shares in Sairopa at estimated fair value mainly as a result of Sairopa executing a license agreement for its SIRPa inhibitor ADU-1805 with Exelixis, Inc. in November 2022. The contingent consideration liability did not change significantly during the six months ended June 30, 2023. In addition, we will hold the shares in Sairopa until there is a liquidation event, at which time, in accordance with the CVR Agreement, 50% of any net proceeds will accrue to the benefit of the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. Refer to Note 10 “Equity Method Investment” for more information.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research and lab equipment	$3,640	$3,212
Computer equipment and software	2,733	1,670
Furniture and fixtures	1,354	1,351
Leasehold improvements	17,750	16,957
Construction in progress	339	895
Total property and equipment	25,816	24,085
Total accumulated depreciation	(9,581)	(7,177)
Property and equipment, net	$16,235	$16,908

Depreciation and amortization expense for property and equipment was $1.5 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and was $2.4 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively. Approximately $2.9 million of our property and equipment as of June 30, 2023 is located in Canada.

7. Intangible Assets

Intangible assets

The gross carrying amounts and net book value of intangible assets were as follows (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$4,322	$22,363
In-place lease	1,433	375	1,058
Total intangible assets with finite lives	28,118	4,697	23,421
Acquired in-process research & development (‟IPR&Dˮ) assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$4,697	$59,971

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Acquired license agreement	$26,685	$3,538	$23,147
In-place lease	1,433	293	1,140
Total intangible assets with finite lives	28,118	3,831	24,287
Acquired IPR&D assets	36,550	—	36,550
Total intangible and acquired IPR&D assets	$64,668	$3,831	$60,837

Intangible assets are carried at cost less accumulated amortization and impairment. Amortization is over periods of 9 to 17 years, with an original weighted average period of 16.7 years, and the amortization expense is recorded in operating expenses. We test our acquired IPR&D assets for impairment on an annual basis, or more frequently if an impairment indicator exists.

Amortization expense was $0.4 million for both the three months ended June 30, 2023 and 2022 and was $0.9 million for both the six months ended June 30, 2023 and 2022. Based on finite-lived intangible assets recorded as of June 30, 2023, the estimated future amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2023 (remaining six months)	$866
2024	1,733
2025	1,733
2026	1,733
2027	1,733
Thereafter	15,623

8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research and development costs	$19,689	$21,970
Compensation and benefits	8,581	11,085
Sublease rent and security deposit	—	157
Business taxes and licensing fees	45	—
Consulting and outside services	971	403
Other	56	21
Total accrued and other current liabilities	$29,342	$33,636

9. Investment in Equity Securities

In November 2021, we entered into agreements related to the formation of SanReno, a corporation established to develop, manufacture and commercialize kidney disease therapies in mainland China, Hong Kong, Macau, Taiwan and Singapore (collectively, the “Territory”). In connection with the formation of SanReno and pursuant to a license agreement entered into between Chinook and SanReno in November 2021 (the “China License Agreement”), Chinook granted SanReno exclusive licenses under certain intellectual property to develop and commercialize atrasentan and zigakibart in the Territory for use in all human indications. In return, Chinook received 40.0 million Series A preferred shares in SanReno representing 50% ownership of the outstanding voting securities and a warrant to purchase a total of 5.0 million common shares of SanReno at an exercise price of $0.01 per share upon the attainment of regulatory exclusivity for atrasentan in the Territory. Such warrant will only be exercisable if and provided that SanReno obtains, before the 10-year anniversary of the closing of the formation of SanReno, the regulatory exclusivity for atrasentan in China for at least three years commencing from the New Drug Application approval by the National Medical Product Administration of China. The warrant will have a five-year exercise period after it becomes exercisable upon satisfaction of the exercise conditions and was valued at $1.2 million on the grant date based on the probability of exercise of the warrant and the market for such instruments. An investor syndicate led by Frazier Healthcare Partners and Pivotal bioVenture Partners China, along with existing Chinook investors Versant Ventures and Samsara BioCapital, invested $40.0 million in exchange for the remaining 50% of the outstanding voting securities of SanReno. Refer to Note 11 “Collaboration and License Agreements” for more information regarding the China License Agreement.

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

We account for the investment in SanReno in accordance with the provisions of ASC Topic 321, Investments – Equity Securities, and elect to use the measurement alternative therein. As such, the investment is valued at $41.2 million as of June 30, 2023, which was the total of the aggregate cost value of the 40.0 million preferred shares in SanReno received by us on the date of the closing of the formation of SanReno and the grant date value of the warrant. The investment will be re-measured upon future observable price changes(s) in orderly transaction(s) or upon impairment, if any. We have not recognized any impairment losses through June 30, 2023.

Pursuant to the terms of the Series A preferred stock, we are entitled to non-cumulative dividends at 8% of our initial investment, payable when and if declared by the board of directors of SanReno. Dividends from our investment in equity securities, if declared, are reflected in the consolidated statements of operations and comprehensive loss. There were no dividends declared through June 30, 2023.

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

As of June 30, 2023, we own a 36% interest in Sairopa. We determined that we have the ability to exercise significant influence over Sairopa but do not have a controlling interest. Therefore, the investment in Sairopa was accounted for using the equity method. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, and participation in policy-making decisions. The Sairopa Investors provided an initial capitalization of 12.5 million Euros. We recorded the equity method investment at $10.0 million, which is the fair value of the equity received by us in exchange for the non-renal assets.

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

Our equity method investment is also adjusted each period for gains or losses from changes in our ownership interest in Sairopa, if any. We assess our equity method investment for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. We have not recognized any impairment losses through June 30, 2023.

11. Collaboration and License Agreements

SanReno Therapeutics

In November 2021, we entered into the China License Agreement, pursuant to which we granted SanReno exclusive licenses under certain intellectual property to develop, manufacture and commercialize for atrasentan and zigakibart in the Territory. Refer to Note 9 “Investment in Equity Securities” for further details on the agreements executed with SanReno. We evaluated the China License Agreement under ASC Topic 606 and determined that the China License Agreement represents a contract with a customer. We identified the following performance obligations: (i) the licenses to develop, manufacture and commercialize atrasentan and zigakibart; (ii) our obligation to transfer know-how for the licensed product candidates (“Technology Transfers”); (iii) manufacturing and supply services; and (iv) opt-in global studies. Refer to Note 11 “Collaboration and License Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Pursuant to the China License Agreement, SanReno will reimburse the manufacturing and supply services at cost plus a mark-up and will reimburse the opt-in global studies at cost, which represent pass-through fees from third-party vendors, including clinical research organization. Revenue attributable to the manufacturing and supply services and opt-in global studies will be recognized as incurred. For the three months ended June 30, 2023 and 2022, we recognized revenue of $0.7 million and $0.4 million, respectively, under the China License Agreement for costs reimbursed related to opt-in global studies and manufacturing and supply services. For the six months ended June 30, 2023 and 2022, we recognized revenue of $2.5 million and $3.1 million, respectively, under the China License Agreement for costs reimbursed related to opt-in global studies and manufacturing and supply services.

We are also eligible to receive a progress-dependent milestone payment of up to approximately $25.0 million with respect to zigakibart. Under the China License Agreement, SanReno is also obligated to pay Chinook royalty payments at a percentage in the low teens based on net sales of atrasentan in the Territory on the portion of annual net sales in excess of a pre-determined amount, which royalty will be payable until the expiration of all licensed patents covering the sale of atrasentan in the Territory. The China License Agreement expires on a licensed product-by-licensed product basis on the latest of: (i) the expiration of the royalty term for atrasentan, (ii) the expiration of the last valid claim of a licensed patent for zigakibart in the Territory. The parties may terminate the China License Agreement pursuant to terms specified in the agreement. Chinook and SanReno also have reciprocal rights of first negotiation in their respective territories for certain future kidney disease products developed or in-licensed by either company. Chinook retains full rights to atrasentan and zigakibart outside of the Territory.

The potential progress-dependent cash milestone payment that we are eligible to receive is fully constrained based on the probability of achievement. Accordingly, any future milestone payment received under the agreement will be recorded upon or over a period following receipt. Further, we will apply the exception under ASC Topic 606 for variable consideration related to sales-or-usage based royalties received in exchange for licensed intellectual property associated with atrasentan, therefore the royalties are not included in the transaction price until the licensee sells product. No progress-dependent milestone payments and royalties were earned during the three and six months ended June 30, 2023 and 2022.

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

We did not recognize any milestone payments for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, we did not have any payable or receivable balances associated with the License Agreement.

Merck

In connection with the Aduro Merger, we became party to an agreement with Merck. The agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for antibody product candidates. All performance obligations of Aduro were completed prior to the Aduro Merger. We are eligible to receive future contingent payments, including up to $287.0 million in potential development milestone payments, and up to $135.0 million in commercial and net sales milestones for a product candidate. In addition, we are eligible to receive royalties at percentages in the mid-single digits to low teens based on net sales of the product. Future milestone payments and royalties will be recognized as revenue when earned as we have no performance obligations under this agreement. Any such milestones and royalties earned prior to October 4, 2030 will be payable by us to the CVR holders, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses.

Eli Lilly and Company

In connection with the Aduro Merger, we assumed an ongoing research collaboration and exclusive license agreement with Eli Lilly and Company (“Lilly”) for the research and development of novel immunotherapies for autoimmune and other inflammatory diseases. Our only remaining performance obligation under the agreement was to perform research services through 2021, for which we were reimbursed up to a specified amount. We are eligible to receive future contingent milestone payments of up to approximately $463.0 million per licensed product and tiered royalties on net sales at percentages in the single digits. We determined that the potential milestone payments are not considered probable of being achieved and, accordingly, such milestones will be recognized as revenue when earned.

We did not recognize revenue for the three and six months ended June 30, 2023 and 2022 under the Lilly agreement.

12. Commitments and Contingencies

Leases

We have a total of three operating leases as of June 30, 2023 with remaining lease terms of approximately 3 to 7 years.

In June 2021, we entered into a sublease agreement for office space in Seattle, Washington (“Seattle Sublease”), which we use as our corporate headquarters. The Seattle Sublease commenced on July 1, 2021 with an original lease term of 58 months. In April 2023, the sublandlord declared bankruptcy which terminated the Seattle Sublease. As a result, our Seattle Sublease term changed to a month-to-month basis with the landlord. Therefore, we derecognized the operating lease liabilities and assets related to this lease, which resulted in a gain of $0.3 million recorded in other income in the consolidated statements of operations and comprehensive loss. We also wrote-off $0.6 million of leasehold improvements related to this office space.

As of June 30, 2023, we are subleasing approximately 112,000 square feet in one of our facilities. Sublease income was $3.5 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and was $5.3 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively, which was netted against rent expense and is recorded as a component of general and administrative expenses in the consolidated statement of operations and comprehensive loss. Total sublease income to be earned, in aggregate, will be approximately $53.0 million over the remaining term of the sublease agreement.

We maintain a letter of credit as security for a facility lease that expires in 2029. The letter of credit is collateralized by a certificate of deposit in the amount of $1.8 million, which is classified as long-term restricted cash in our condensed consolidated balance sheet as of June 30, 2023. Additionally, we maintain a letter of credit as a security deposit for a facility lease that expires in 2026. The letter of credit is collateralized by a certificate of deposit in the amount of $0.3 million, which is classified as long-term restricted cash in our condensed consolidated balance sheet as of June 30, 2023.

The maturity of our operating lease liabilities as of June 30, 2023 is as follows (in thousands):

Undiscounted Lease Payments	Amounts
2023 (remaining six months)	$3,260
2024	6,590
2025	6,711
2026	6,706
2027	6,484
Thereafter	12,421
Total undiscounted lease payments	42,172
Present value adjustment	(8,187)
Total net lease liability	$33,985
Net lease liability - current	$4,268
Net lease liability - non-current	29,717
Total net lease liability	$33,985

Rent expense recognized for operating leases was $2.3 million for both the three months ended June 30, 2023 and 2022, respectively, and was $4.7 million for both the six months ended June 30, 2023 and 2022. Variable lease payments, including non-lease components such as common area maintenance fees, recognized as rent expense for operating leases were $0.6 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and were $1.6 million for both the six months ended June 30, 2023 and 2022.

The following summarizes additional information related to our operating leases:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease terms (in years)
Operating leases	6.3	6.5
Weighted-average discount rate
Operating leases	7.2%	7.4%

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

13. Common Stock

At-the-Market Sales Agreement

In April 2021, we entered into an “at-the-market” sales agreement (the “2021 Sales Agreement”), with Cantor Fitzgerald & Co. and SVB Securities LLC, previously known as SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Securities LLC. In November 2022, we amended the 2021 Sales Agreement to provide for offerings of up to $150.0 million. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. In the first quarter of 2023, we sold 0.9 million shares for $19.6 million in net proceeds under the 2021 Sales Agreement. As of June 30, 2023, we have $115.6 million remaining under the 2021 Sales Agreement, which is subject to the continued effectiveness of our automatic shelf registration statement on Form S-3 ASR (Registration No. 333-265168), or upon an effective replacement shelf registration statement.

14. Stock-Based Compensation

Equity Incentive Plans

In 2019, Private Chinook adopted the 2019 Equity Incentive Plan (the “2019 Plan”). In connection with the Aduro Merger, we assumed Aduro’s two equity incentive plans, the Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan,” and collectively the “Aduro Plans” and together with the 2019 Plan, the “Plans”). No additional grants may be made from the 2009 Plan; however, shares subject to awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan.

In 2022, our board of directors approved the 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”). We reserved 1.5 million shares of our common stock for issuance pursuant to awards to be granted under the 2022 Inducement Plan. The terms of the 2022 Inducement Plan are substantially similar to the terms of the Plans with the exception that awards may only be made to an employee who has not previously been an employee or member of our board of directors if the award is in connection with commencement of employment. As of June 30, 2023 and December 31, 2022, there were 2.2 million and 2.1 million shares available for future grant, respectively, under the Plans and the 2022 Inducement Plan.

In connection with the Aduro Merger, we assumed Aduro’s 2015 employee stock purchase plan (“2015 ESPP”). As of June 30, 2023 and December 31, 2022, there were 1.7 million and 1.1 million shares available for future issuance under the 2015 ESPP, respectively. As of June 30, 2023, there was $0.3 million of total unrecognized compensation expense related to ESPP that is expected to be recognized over a weighted-average period of 0.4 years.

Stock option activity under the Plans and the 2022 Inducement Plan is set forth below:

	Number of Shares Underlying Options (in thousands)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance—December 31, 2022	6,127	$12.49	8.2	$85,766
Granted	2,048	24.55
Exercised	(264)	9.39
Canceled or forfeited	(70)	19.40
Balance—June 30, 2023	7,841	$15.68	8.2	$179,517
Options exercisable—June 30, 2023	3,146	$11.22	7.3	$86,835
Options vested and expected to vest—June 30, 2023	7,841	$15.68	8.2	$179,517

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of June 30, 2023. Options for 0.3 million and 0.4 million shares of our common stock were exercised during the six months ended June 30, 2023 and 2022, respectively, with an intrinsic value of $4.0 million and $2.7 million, respectively. As of June 30, 2023, there was $56.1 million of total unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.7 years.

Restricted stock unit (“RSU”) activity under the Plans and the 2022 Inducement Plan is set forth below:

	RSUs Outstanding
	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2022	1,364	$15.33
Granted	701	24.46
Vested	(360)	14.35
Canceled or forfeited	(34)	19.39
Balance—June 30, 2023	1,671	$19.30

The total fair value of RSUs that vested in the six months ended June 30, 2023 and 2022 was $9.1 million and $2.2 million, respectively. As of June 30, 2023, there was $25.9 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.8 years.

Performance share unit (“PSU”) activity under the Plans is set forth below:

	PSUs Outstanding
	Number of PSUs (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2022	812	$22.00
Canceled or forfeited	(28)	21.75
Balance—June 30, 2023	784	$22.00

In 2022, we granted PSUs to our employees under the Plans. The vesting of these awards is subject to the achievement of specified regulatory performance targets. As of June 30, 2023, there was $17.3 million of total unrecognized compensation expense related to these PSUs with performance targets that are considered not probable of achievement.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options under the Plans and the 2022 Inducement Plan using the Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Assumptions:
Expected term (in years)	6.3	6.2	6.3	6.2
Volatility	74.7%	77.0%	75.3%	77.6%
Risk-free interest rate	3.5%	2.9%	3.6%	2.0%
Dividend yield	—	—	—	—

	Six Months Ended June 30,
	2023	2022
Fair Value:
Weighted-average grant date fair value per share	$16.98	$9.28

The weighted-average assumptions used to estimate the fair value of our common stock to be issued under the 2015 ESPP using a Black-Scholes option-pricing model and the resulting weighted-average grant date fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Assumptions:
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	50.1%	57.1%	50.1%	57.1%
Risk-free interest rate	5.3%	0.0%	5.3%	0.0%
Dividend yield	—	—	—	—

	Six Months Ended June 30,
	2023	2022
Fair Value:
Weighted-average grant date fair value per share	$6.66	$4.29

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$5,125	$2,355	$9,451	$4,540
General and administrative	4,067	2,405	7,651	4,489
Total stock-based compensation expense	$9,192	$4,760	$17,102	$9,029

15. Income Taxes

No income tax benefit or expense was recorded for the three and six months ended June 30, 2023 and 2022. Our effective tax rate is lower than the statutory tax rate of 21% primarily due to us maintaining a full valuation allowance against our net deferred tax assets.

16. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by us (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(66,944)	$(37,648)	$(127,121)	$(69,332)
Denominator:
Weighted-average shares outstanding	71,592	62,040	71,151	60,244
Less: weighted-average unvested restricted shares and shares subject to repurchase	—	(57)	(1)	(69)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	71,592	61,983	71,150	60,175
Net loss per share attributable to common stockholders, basic and diluted	$(0.94)	$(0.61)	(1.79)	(1.15)

As of June 30, 2023 and 2022, 4.6 million and 3.6 million pre-funded warrants to purchase common stock, respectively, issued in connection with the November 2021 and May 2022 public offerings, were included in the weighted-average shares outstanding used in the calculation of basic and diluted net loss per share. In the third quarter of 2023, 4.6 million pre-funded warrants were exercised.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested RSUs	1,671	1,286	1,671	1,286
Unvested RSAs	—	46	—	46
Unvested PSUs	784	—	784	—
Options to purchase common stock	7,841	6,987	7,841	6,987
Total	10,296	8,319	10,296	8,319

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC.

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

Overview

Chinook is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing precision medicines for kidney diseases. Our pipeline is focused on rare, severe chronic kidney diseases with well-defined clinical pathways. Our lead clinical program is atrasentan, a potent and selective endothelin A receptor antagonist. We are currently conducting the phase 3 ALIGN trial of atrasentan for IgA nephropathy, or IgAN, and the phase 2 AFFINITY basket trial for proteinuric glomerular diseases. Our second product candidate, BION-1301, or zigakibart, is an anti-APRIL monoclonal antibody also in phase 3 development for patients with IgAN. Our third product candidate is CHK-336, an oral small molecule lactate dehydrogenase, or LDHA inhibitor for the treatment of primary and idiopathic hyperoxaluria that is currently in phase 1 development. In May 2023, we announced a collaboration with Ionis Pharmaceuticals, Inc, or Ionis, to develop an antisense oligonucleotide, or ASO, therapy for a rare, severe chronic kidney disease with significant unmet medical need. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. In November 2021, we established SanReno Therapeutics, or SanReno, a joint venture to develop, manufacture and commercialize kidney disease therapies in mainland China, Hong Kong, Macau, Taiwan and Singapore.

In June 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Novartis AG, or Novartis, a company organized under the laws of Switzerland, and Cherry Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Novartis, or Merger Sub. The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, (i) Merger Sub will be merged with and into Chinook, or the Merger, with Chinook surviving the Merger as a wholly owned subsidiary of Novartis, and (ii) at the effective time of the Merger, each outstanding share of Company common stock, par value $0.0001 per share, will automatically be converted into the right to receive (a) $40.00 in cash, without interest and less any applicable withholding taxes, and (b) one contractual contingent value right, or New CVR. At or prior to the effective time for the Merger, Novartis will also authorize, execute and deliver the contingent value rights agreement in connection with the New CVR pursuant to the Merger Agreement. On July 31, 2023, the waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended expired. On August 2, 2023, our stockholders voted in favor of the adoption of the Merger Agreement. We expect to consummate the Merger on or about August 11, 2023. Following the consummation of the Merger, the Company will cease to be a public traded company.

Components of Operating Results

Collaboration and License Revenue

We have not generated any revenue from product sales. Our revenue to date has been primarily derived from our collaboration and license agreements.

SanReno Therapeutics

In November 2021, we entered into a License Agreement with SanReno, or the China License Agreement. The China License Agreement includes the transfer of intellectual property rights in the form of a development and commercialization license in the

Territory; manufacturing and supply services; and participation in opt-in global studies with the collaboration party. The terms of the China License Agreement also include potential payments to us for the following: progress-dependent milestone payment; royalties on the net sales of a licensed product and reimbursement for certain expenses incurred. As of June 30, 2023, these potential payments are not considered probable of being achieved and they relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

Pre-existing Collaboration Agreements

Prior to the completion of the Aduro Merger, Aduro generated revenue from collaboration and license agreements. These collaboration agreements may have included the transfer of intellectual property rights in the form of licenses, promises to provide research and development services and promises to participate on certain development committees with the collaboration party. The terms of such agreements included payment to Aduro of one or more of the following: nonrefundable upfront fees, payment for research and development services, development, regulatory and commercial milestone payments, and royalties on net sales of licensed products.

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

Change in Fair Value of Contingent Consideration and Contingent Value Rights Liabilities

At the effective time of the Aduro Merger, we also entered into an agreement, or CVR Agreement, pursuant to which Aduro’s common stockholders of record as of the close of business on October 2, 2020 received one contingent value right, or CVR, for each outstanding share of Aduro common stock held by such stockholder on such date. Each CVR represents the contractual right to receive payments from us upon the receipt of consideration resulting from certain events described in the CVR Agreement, such as milestones and royalties from certain pre-existing agreements and the disposition or licensing of certain of Aduro’s non-renal assets, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses. Change in the fair value of the contingent consideration and CVR liabilities at each reporting period consists of the changes in the values of these contractual rights.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change
	(In thousands)
Collaboration and license revenue	$1,008	$418	$590
Operating expenses:
Research and development	57,897	30,023	27,874
General and administrative	13,061	8,635	4,426
Change in fair value of contingent consideration and contingent value rights liabilities	2,243	(1,984)	4,227
Amortization of intangible assets	433	429	4
Total operating expenses	73,634	37,103	36,531
Loss from operations	(72,626)	(36,685)	(35,941)
Investment and other income, net	3,670	767	2,903
Loss before income taxes and equity method investment gain (loss)	(68,956)	(35,918)	(33,038)
Equity method investment gain (loss)	2,012	(1,730)	3,742
Net loss	$(66,944)	$(37,648)	$(29,296)

Collaboration and License Revenue

Total revenue was $1.0 million for the three months ended June 30, 2023, an increase of $0.6 million compared to $0.4 million for the three months ended June 30, 2022. The increase was primarily due to higher revenue recognized in the second quarter of 2023 related to services provided under our license agreement with SanReno.

Research and Development Expenses

The following tables summarize our research and development expenses by program and by category incurred during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(In thousands)
Product Candidates
Atrasentan	$15,000	$13,188	$1,812
Zigakibart (BION-1301)	15,538	4,121	11,417
CHK-336	1,528	1,779	(251)
Other discovery, research and development programs	2,992	3,292	(300)
Subtotal	35,058	22,380	12,678
Stock-based compensation expense	5,125	2,355	2,770
Facility and depreciation costs	2,571	1,569	1,002
Other general research and development expenses	15,143	3,719	11,424
Total research and development expenses	$57,897	$30,023	$27,874

	Three Months Ended June 30,
	2023	2022	Change
	(In thousands)
Licensing and contract research and manufacturing	$28,747	$12,244	$16,503
Employee-related costs	14,882	9,778	5,104
Supplies used in research and development	648	481	167
Stock-based compensation expense	5,125	2,355	2,770
Facility and depreciation costs	2,571	1,569	1,002
Consulting and outside services	4,343	2,734	1,609
Other	1,581	862	719
Total research and development expenses	$57,897	$30,023	$27,874

Research and development expenses were $57.9 million for the three months ended June 30, 2023, an increase of $27.9 million compared to $30.0 million for the three months ended June 30, 2022. The increase in research and development expenses was primarily due to higher licensing, contract research and manufacturing costs, which included a $10.0 million one-time payment in 2023 associated with a collaboration for a pre-clinical research program; employee-related costs, including stock-based compensation expense; and spending for consulting, outside services, and other costs. These higher costs also primarily resulted from startup activities for additional clinical trials and an increase in hiring to support our clinical programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(In thousands)
Consulting and outside services	$3,465	$2,796	$669
Employee-related costs	4,371	2,422	1,949
Stock-based compensation expense	4,067	2,405	1,662
Facility and depreciation costs	69	460	(391)
Other	1,089	552	537
Total general and administrative expenses	$13,061	$8,635	$4,426

General and administrative expenses were $13.1 million for the three months ended June 30, 2023, an increase of $4.4 million compared to $8.6 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to higher employee-related costs, including stock-based compensation expense, which primarily resulted from increased headcount to continue to support our operations, higher consulting and outside services, and other costs. These increases were offset by a decrease in facilities costs, which are allocable from general and administrative to research and development expenses based on headcount.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities expense was $2.2 million for the three months ended June 30, 2023, an increase of $4.2 million compared to a benefit of $2.0 million for the three months ended June 30, 2022. The increase primarily resulted from remeasuring the value of our preferred shares in Sairopa at estimated fair value mainly as a result of Sairopa executing a license agreement for its SIRPa inhibitor ADU-1805 with Exelixis, Inc. in November 2022.

Amortization of intangible assets

Amortization of intangible assets expense was $0.4 million for both the three months ended June 30, 2023 and 2022 and was related to normal amortization of finite-lived intangible assets acquired in the Aduro Merger.

Equity method investment loss

Equity method investment loss decreased by $3.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, resulting from our share of net loss of the Sairopa investment, net of any taxes.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change
	(In thousands)
Collaboration and license revenue	$2,836	$3,115	$(279)
Operating expenses:
Research and development	108,780	56,275	52,505
General and administrative	24,465	16,503	7,962
Change in fair value of contingent consideration and contingent value rights liabilities	2,769	(3,022)	5,791
Amortization of intangible assets	866	858	8
Total operating expenses	136,880	70,614	66,266
Loss from operations	(134,044)	(67,499)	(66,545)
Investment and other income, net	6,772	672	6,100
Loss before income taxes and equity method investment gain (loss)	(127,272)	(66,827)	(60,445)
Equity method investment gain (loss)	151	(2,505)	2,656
Net loss	$(127,121)	$(69,332)	$(57,789)

Collaboration and License Revenue

Total revenue was $2.8 million for the six months ended June 30, 2023, a decrease of $0.3 million compared to $3.1 million for the six months ended June 30, 2022. The decrease was due to lower revenue recognized in the six months ended June 30, 2023 related to services provided under our license agreement with SanReno.

Research and Development Expenses

The following tables summarize our research and development expenses by program and by category incurred during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(In thousands)
Product Candidates
Atrasentan	$34,041	$23,789	$10,252
Zigakibart (BION-1301)	30,019	8,925	21,094
CHK-336	4,387	4,109	278
Other discovery, research and development programs	6,072	6,333	(261)
Subtotal	74,519	43,156	31,363
Stock-based compensation expense	9,451	4,540	4,911
Facility and depreciation costs	4,429	3,016	1,413
Other general research and development expenses	20,381	5,563	14,818
Total research and development expenses	$108,780	$56,275	$52,505

	Six Months Ended June 30,
	2023	2022	Change
	(In thousands)

Licensing and contract research and manufacturing	$52,467	$22,451	$30,016
Employee-related costs	29,471	19,041	10,430
Supplies used in research and development	1,186	905	281
Stock-based compensation expense	9,451	4,540	4,911
Facility and depreciation costs	4,429	3,016	1,413
Consulting and outside services	8,593	4,790	3,803
Other	3,183	1,532	1,651
Total research and development	$108,780	$56,275	$52,505

Research and development expenses were $108.8 million for the six months ended June 30, 2023, an increase of $52.5 million compared to $56.3 million for the six months ended June 30, 2022. The increase in research and development expenses was primarily due to higher licensing, contract research and manufacturing costs, which included a $10.0 million one-time payment in 2023 associated with a collaboration for a pre-clinical research program; employee-related costs, including stock-based compensation expense; and spending for consulting, outside services, and facilities and other costs. These higher costs also primarily resulted from completing enrollment of the phase 3 ALIGN trial, startup activities for additional clinical trials, and an increase in hiring to support our clinical programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(In thousands)
Consulting and outside services	$6,303	$5,128	$1,175
Employee-related costs	8,638	5,038	3,600
Stock-based compensation expense	7,651	4,489	3,162
Facility and depreciation costs	(84)	811	(895)
Other	1,957	1,037	920
Total general and administrative expenses	$24,465	$16,503	$7,962

General and administrative expenses were $24.5 million for the six months ended June 30, 2023, an increase of $8.0 million compared to $16.5 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to higher employee-related costs, including stock-based compensation expense, which resulted from increased headcount to continue to support our operations, higher consulting and outside services, and other costs. These increases were offset by a decrease in facilities costs, which are allocable from general and administrative to research and development expenses based on headcount.

Change in fair value of contingent consideration and contingent value rights liabilities

Change in fair value of contingent consideration and contingent value rights liabilities expense was $2.8 million for the six months ended June 30, 2023, an increase of $5.8 million compared to a benefit of $3.0 million for the six months ended June 30, 2022. The increase primarily resulted from remeasuring the value of our preferred shares in Sairopa at estimated fair value mainly as a result of Sairopa executing a license agreement for its SIRPa inhibitor ADU-1805 with Exelixis, Inc. in November 2022.

Amortization of intangible assets

Amortization of intangible assets expense was $0.9 million for both the six months ended June 30, 2023 and 2022 and was related to normal amortization of finite-lived intangible assets acquired in the Aduro Merger.

Equity method investment loss

Equity method investment loss decreased by $2.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, resulting from our share of net loss of the Sairopa investment, net of any taxes.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had $299.1 million in cash, cash equivalents and marketable securities.

We have not generated any revenue from product sales, and we do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our product candidates. Accordingly, we anticipate that, if we are unable to complete the Merger, we will need substantial additional funding in connection with our continuing operations. Our operations have been financed primarily through the issuance and sale of our common stock.

Sources of Liquidity

In May 2022, we completed an underwritten public offering of 7.6 million shares of our common stock at a price to the public of $14.00 per share, which included the exercise in full of the underwriters’ option to purchase an additional 1.1 million shares of our common stock in June 2022. As part of this offering, we also sold to certain investors pre-funded warrants, or the Pre-Funded Warrants to purchase up to an aggregate of 1.1 million shares of common stock at a purchase price of $13.9999 per pre-funded warrant. The underwritten public offering in May 2022 resulted in gross proceeds to us of $120.7 million, before $7.7 million of underwriting discounts and commissions and estimated offering expenses.

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

In April 2021, we entered into an “at-the-market” sales agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co. and SVB Securities LLC, previously known as SVB Leerink LLC, through which we may offer and sell shares of our common stock having an aggregate offering of up to $75.0 million through our sales agents, Cantor Fitzgerald & Co. and SVB Securities LLC. In November 2022, we amended the 2021 Sales Agreement to provide for offerings of up to $150.0 million. We will pay the sales agents a commission of up to 3% of the gross proceeds of sales made through the 2021 Sales Agreement. In the first quarter of 2023, we sold 0.9 million shares for $19.6 million in net proceeds under the 2021 Sales Agreement. As of June 30, 2023, we have $115.6 million remaining under the 2021 Sales Agreement.

Funding Requirements

Our primary use of cash is to fund operating expenses, primarily research and development expenditures. Our future funding requirements will depend on many depend on many factors, including, but not limited to:

•
our ability to complete the Merger
•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
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

As of June 30, 2023, our short and long-term material cash requirements from known contractual and other obligations primarily relate to our contractual obligations related to our operating leases. For additional information on our operating lease commitments, refer to Note 12 “Commitments and Contingencies” in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We do not intend to pursue further funding and, instead, are seeking to complete the Merger with Novartis, who would fund further development and commercialization of our product candidates.

If we are unable to complete the Merger, we expect to finance our future cash needs primarily through the issuance of additional equity, borrowings and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity, including through our at-the-market offering program or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(111,863)	$(55,340)
Investing activities	100,440	(89,335)
Financing activities	23,278	108,904
Effect of exchange rate changes	(144)	(26)
Net change in cash, cash equivalents, and restricted cash	$11,711	$(35,797)

Operating Activities

Net cash used in operating activities was $111.9 million for the six months ended June 30, 2023, an increase of $56.5 million compared to $55.3 million for the six months ended June 30, 2022. The increase was primarily due to an increased operating loss, primarily resulting from research and development and general and administrative spending, as well as changes in net working capital usage.

Investing Activities

Net cash provided by investing activities was $100.4 million for the six months ended June 30, 2023, an increase of $189.8 million compared to net cash used in investing activities of $89.3 million for the six months ended June 30, 2022. The increase was primarily due to net proceeds from maturities of marketable securities, offset in part by purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $23.3 million for the six months ended June 30, 2023, a decrease of $85.6 million compared to $108.9 million for the six months ended June 30, 2022. The decrease was primarily due to net proceeds of $113.5 million received from the sale of common stock in the May 2022 underwritten public offering, offset in part by net proceeds of $19.6 million received from the sale of common stock under the 2021 Sales Agreement during the six months ended June 30, 2023.

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

There have been no material changes in our critical accounting policies during the six months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment portfolio is to preserve principal and at the same time maximize the income we receive from our investments without significantly increasing risk. As of June 30, 2023 and December 31, 2022, we had total cash, cash equivalents and short- and long-term investments of $299.1 million and $385.3 million, respectively, which consisted of cash, money market funds, U.S. government and agency securities, corporate debt securities, and commercial paper.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to legal proceedings that arose in connection with our Preliminary Proxy Statement on Schedule 14A (the “Preliminary Proxy Statement”) filed with SEC on June 27, 2023 and our Definitive Proxy Statement on Schedule 14A (the “Definitive Proxy Statement”) filed with the SEC, on July 10, 2023. On July 6, 2023 a purported individual stockholder of Chinook filed a complaint in the United States District Court for the Southern District of New York, captioned O’Dell v. Chinook Therapeutics, Inc., et al., 1:23-cv-05784, naming as defendants the Company and each member of our board of directors as of the date of the Merger Agreement (O’Dell). On July 11, 2023, an additional case was filed by a purported individual stockholder of Chinook in the United States District Court for the Southern District of New York, captioned Wang v. Chinook Therapeutics, Inc., et al., 1:23-cv-05945 (Wang). On July 12, 2023, an additional case was filed by a purported individual stockholder of Chinook in the United States District Court for the Southern District of New York, captioned Casey v. Chinook Therapeutics, Inc., et al., 1:23-cv-05986 (Casey). On July 13, 2023, an additional case was filed by a purported individual stockholder of Chinook in the United States District Court for the District of Delaware, captioned Johnson v. Chinook Therapeutics, Inc., et al., 1:23-cv-00764-UNA (Johnson). The O’Dell, Wang, Casey and Johnson cases, and any similar subsequently filed cases involving us, our board of directors or any committee thereof and/or any of our directors or officers relating directly or indirectly to the Merger Agreement, the Merger or any related transaction, are referred to as the “Merger Litigations.”

The Merger Litigations filed to date generally allege that the Preliminary Proxy Statement or the Definitive Proxy Statement is materially incomplete and misleading by allegedly failing to disclose certain purportedly material information. The Merger Litigations assert violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against us and our board of directors and violations of Section 20(a) of the Exchange Act against our board of directors. The Merger Litigations seek, among other things: an injunction enjoining consummation of the Merger; rescission of the Merger Agreement, rescission of the Merger if consummated; an accounting of all damages suffered; costs of the action, including attorneys’ fees and experts’ fees and expenses; an order directing the filing of a proxy statement that does not contain any untrue statements of material fact; a declaratory order that the defendants violated Section 14(a) and/or Section 20(a) of the Exchange Act; and any other relief the court may deem just and proper.

We cannot predict the outcome of each Merger Litigation, nor can we predict the amount of time and expense that will be required to resolve each Merger Litigation. We believe that the O’Dell, Wang, Casey and Johnson cases are without merit and that no supplemental disclosures are required under applicable law. We and our directors intend to vigorously defend against each Merger Litigation and any subsequently filed similar actions. It is possible that additional similar complaints could be filed in connection with the Merger. We cannot estimate the possible loss or range of loss from the Merger Litigations. If any additional complaints are filed, absent new or significantly different allegations, we will not necessarily disclose such additional filings.

In addition, twelve purported stockholders of Chinook sent demand letters regarding the Preliminary Proxy Statement and Definitive Proxy Statement (the “Demand Letters”). Based on the same core allegations as the Merger Litigations, the Demand Letters request that the Company disseminate corrective disclosures in an amendment or supplement to the Preliminary Proxy Statement or Definitive Proxy Statement.

While we believe that the disclosures set forth in the Preliminary Proxy Statement and Definitive Proxy Statement comply fully with all applicable law and denies the allegations in the Merger Litigations and the Demand Letters, in order to moot these disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to our stockholders, we voluntarily supplemented certain disclosures in the Definitive Proxy Statement related to the aforementioned claims with the supplemental disclosures set forth in our definitive additional materials filed with the SEC on July 26, 2023. Nothing in the definitive additional materials shall be deemed an admission of the legal merit, necessity or materiality under applicable laws of any of the disclosures set forth herein. To the contrary, we specifically deny all allegations in the Merger Litigations and the Demand Letters that any additional disclosure was or is required or material.

We are not party to any other material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those immediately following this summary. Some of these risks are:

•
The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.
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

Risks Related to the Merger

The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.

On June 11, 2023, we entered into the Merger Agreement, pursuant to which, and on the terms and subject to the conditions set forth therein, (i) Merger Sub will be merged with and into Chinook, or the Merger, with Chinook surviving the Merger and (ii) at the effective time of the Merger, each outstanding share of Company common stock, par value $0.0001 per share, will automatically be converted into the right to receive (A) $40.00 in cash, without interest and less any applicable withholding taxes, and (B) one New CVR.

Consummation of the Merger is subject to certain conditions, including approval by the Company’s stockholders, the absence of any legal restraints restraining, enjoining, preventing, prohibiting or otherwise making illegal the consummation of the Merger, or the Governmental Entity Condition, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with such waiting period having expired on July 31, 2023 and any other specified required regulatory approvals that may be required will have been obtained, and each party’s performance of its obligations in all material respects under the Merger Agreement.

On August 2, 2023, our stockholders voted in favor of the Merger. However, we cannot predict whether and when the other conditions to the Merger will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Merger. Certain costs associated with the Merger have already been incurred or may be payable even if the Merger is not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Merger.

Our share price may also fluctuate significantly based on announcements by Novartis, other third parties, or us regarding the Merger or based on market perceptions of the likelihood of the satisfaction of the conditions to the consummation of the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our share price to fluctuate or decline. Other factors outside of our control, such as a governmental entity enacting legislation that prohibits the Merger, could cause us not to satisfy the governmental entity condition and thus the Merger would not be consummated.

If we do not consummate the Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock.

Our stockholders may not receive any payment on the New CVRs and the New CVRs may otherwise expire valueless.

If the Merger is completed, the holders of our common stock will be entitled to receive one New CVR per share of common stock, representing the right to receive, subject to the terms and conditions of the New CVR Agreement, up to $4.00 in contingent cash payments from Novartis upon the achievement by specified dates of certain milestones set forth in the New CVR Agreement. The New CVRs will not be transferable, except in the limited circumstances specified in the New CVR Agreement, will not have any voting or dividend rights, and interest will not accrue on any amounts potentially payable on the New CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the New CVRs will be contingent solely upon the achievement of the milestones set forth in the New CVR Agreement, and if these milestones are not achieved for any reason within the time periods specified in the New CVR Agreement, no payments will be made under the New CVRs, and the New CVRs will expire valueless.

Stockholder litigation could prevent or delay the consummation of the Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of existing and any future stockholder litigation in connection with the Merger. These lawsuits or other future litigation may adversely affect our ability to complete the Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers. Furthermore, one of the conditions to the consummation of the Merger is the absence of any governmental order or law preventing the consummation of the Merger or making the consummation of the Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the

Offer and Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

Our executive officers and directors may have interests in the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and equity awards, the acceleration of equity awards upon consummation of the transactions and other interests. Such interests of our directors and executive officers are set forth in further detail in our definitive proxy statement on Schedule 14A filed by the Company with the SEC on July 10, 2023.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

Whether or not the Merger is consummated, the Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the Merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it fails to close. Furthermore, if key personnel depart, e.g., because of such uncertainties, our business and results of operations may be adversely affected. In addition, we cannot predict how our suppliers and other business partners will view or react to the Merger upon consummation. If we are unable to reassure our suppliers and other business partners to continue transacting business with us, our financial condition and results of operations may be adversely affected.

In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Merger, and restricts us from taking certain actions with respect to our business and financial affairs without the consent of Novartis. Such restrictions will be in place until either the Merger is consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Merger. For these and other reasons, the pendency of the Merger could adversely affect our business, operating results and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Merger Agreement is terminated under specified circumstances, we would be required to pay to Novartis a termination fee equal to $112.0 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

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

For example, Novartis will not report the issuance of the CVRs as a current distribution of property with respect to its common stock, but it is possible that the IRS could assert that CVR recipients are treated as having received a distribution of property equal to the fair market value of the CVRs on the date the CVRs are distributed, which could be taxable to such recipients without the corresponding receipt of cash. In addition, it is possible that the IRS or a court could determine that the issuance of the CVRs (and/or any payments thereon) and the reverse stock split constitute a single “recapitalization” for U.S. federal income tax purposes with the CVRs constituting taxable “boot” received in such recapitalization exchange. In such case, the tax consequences of the CVRs and the reverse stock split would differ from those described in the Merger proxy statement, including with respect to the timing and character of income.

The following risk factors do not take into account the proposed Merger and assume that we remain a stand-alone company except as otherwise noted.

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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking, and the industry is volatile and involves a substantial degree of risk. The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event resulting from deteriorating macroeconomic factors could materially and adversely affect our stock price and ability to raise additional capital. Our operations to date have been limited primarily to organizing and staffing the Company, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates and have funded our operations to date through proceeds from sales of preferred stock and common stock.

We have incurred net losses in each year since our inception. We incurred a net loss of $127.1 million for the six months ended June 30, 2023. As June 30, 2023, we had an accumulated deficit of $546.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need to raise additional funding before we become profitable from any potential future sales of atrasentan or our other product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for atrasentan and other product candidates and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities held as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

We plan to invest a substantial amount of our efforts and financial resources in our current lead product candidates, atrasentan, a potent and selective endothelin receptor antagonist, and zigakibart, an anti-APRIL monoclonal antibody. With atrasentan, we are currently conducting the ALIGN phase 3 clinical trial for the treatment of IgAN and the phase 2 AFFINITY clinical trial for certain proteinuric glomerular diseases. With zigakibart, we are currently conducting a phase 1/2 clinical trial for the treatment of IgAN, and we initiated a global phase 3 trial in July 2023. We are also developing CHK-336 for the treatment of kidney stone disease, or hyperoxaluria, and have received rare pediatric disease designation from the FDA for CHK-336 for the treatment of primary hyperoxaluria. In addition, we are conducting research programs in several other rare, severe chronic kidney diseases. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of atrasentan and our other product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Though atrasentan has been evaluated by AbbVie in late-stage clinical trials, our other product candidates, such as zigakibart and CHK-336, have only been evaluated in early-stage clinical trials, and we may experience unexpected or negative results in the future as our other product candidates are evaluated in clinical trials. Any positive results we have observed in preclinical animal models may not be predictive of our future clinical trials in humans, as animal models carry inherent limitations relevant to all preclinical studies. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials. Even if our clinical trials demonstrate acceptable safety and efficacy of atrasentan or our other product candidates and such product candidates receive regulatory approval, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. For example, in the phase 3 SONAR trial, the most common adverse events of atrasentan included fluid retention and anemia. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the HPFB, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future SAEs are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly. Other treatments for kidney diseases that utilize an ETA receptor antagonist or similar mechanism of action could also generate data that could adversely affect the clinical, regulatory or commercial perception of atrasentan and our other product candidates.

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

Although our pipeline includes multiple programs, we are primarily focused on our lead product candidates, atrasentan, zigakibart and CHK-336, and we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities and our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

We believe that if any of our product candidates is approved as a biological product under a BLA, such as zigakibart, it should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA will not consider any of our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. There has been public discussion of efforts to incentivize and increase biosimilar drug development including by potentially decreasing the period of exclusivity from the current 12 years. In September 2021, the Biden administration released its prescription drug pricing reform plans, which included proposals to reassess exclusivity periods, streamline biosimilar licensure, force disclosure of inactive ingredients, and other measures to increase biosimilar drug development. If such changes and reforms were to be enacted, our product candidates, if approved, could have a shorter period of exclusivity than anticipated or face increased competition from biosimilar drug products. We continue to evaluate executive, legislative and judicial efforts to modify aspects of the law, and the extent to which any such changes may impact our business or financial condition.

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

We currently do not have an organization for the sales, marketing and distribution of atrasentan, zigakibart, CHK-336 and our other product candidates, and the expense of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize atrasentan and other product candidates, including in markets outside of the United States or for other large markets that are beyond our resources, such as the joint venture, SanReno Therapeutics, we formed for the development and commercialization of atrasentan and zigakibart in China and certain other East-Asian countries. This will reduce the revenue generated from the sales of these products.

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

In the future, we may decide to collaborate with non-profit organizations, universities and pharmaceutical and biotechnology companies for the development and potential commercialization of existing and new product candidates such as our research collaboration and option license agreement with Ionis Pharmaceuticals, Inc. that we entered into in May 2023. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We have obtained Orphan Drug Designation for atrasentan and zigakibart for IgAN in the EU and may seek Orphan Drug Designation for these product candidates for this indication in the United States and other countries. However, we may not obtain Orphan Drug Designation and even if we do, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity.

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

In addition to claims directed toward the technology underlying atrasentan, our owned and in-licensed patents and patent applications contain claims directed to compositions of matter on the active pharmaceutical ingredients, or APIs, in zigakibart, CHK-336 and our other product candidates, as well as methods-of-use directed to the use of such APIs for a specified treatment. Composition-of-matter patents on the API in prescription drug products provide protection without regard to any particular method of use of the API used. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Patents covering methods-of-use are not available in certain foreign countries, in which case we may not be able to prevent competitors or third parties from marketing our product candidates in those countries. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common, and this type of infringement is difficult to prevent or prosecute.

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

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary rights. For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners’ interest in such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties we identify as necessary or important in our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

To the extent our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. Under Section 382 of the Code, changes in a company’s ownership may limit the amount of net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset its future taxable income, if any. This limitation generally applies in the event of a cumulative change in ownership of more than 50 percent within a three-year period. Aduro experienced and Private Chinook likely experienced an ownership change under Section 382 as a result of the Aduro Merger. Any such limitation may significantly reduce our ability to utilize net operating loss carryforwards and tax credit carryforwards before they expire. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Private Chinook’s or Aduro’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

Risks Related to the Aduro CVRs

Our outstanding CVRs may expire valueless.

The right of the holders of our contingent value rights issued prior to the closing of the Aduro Merger, or the Aduro CVRs, will be contingent solely upon the occurrence of certain events described in the CVR Agreement and the consideration received being greater than the amounts that could be deducted by us under the CVR Agreement. In 2022, we paid $7.5 million to Aduro CVR holders following receipt of a development milestone under our license agreement with Merck for MK-5890. In April 2021, prior to the disposition period set forth in the CVR Agreement, we entered into an agreement with Sairopa, a private company created by Van Herk Royalty B.V. and D.S. Chahal to acquire certain of our non-renal assets in exchange for stock in Sairopa. We will hold our equity interests in Sairopa until there is a liquidity event, upon which 50% of any proceeds, net of deductions permitted under the CVR Agreement, including taxes and certain other expenses, will be distributed to Aduro CVR holders, provided such liquidity event occurs during the 10-year Aduro CVR period. If no additional events described within the CVR Agreement occur within the 10-year Aduro CVR period specified in the CVR Agreement or the consideration received is not greater than the amounts that could be deducted by us, no additional payments will be made under the CVR Agreement, and the Aduro CVRs will expire valueless.

We do not have any obligation to develop the non-renal assets, or to expend any effort or resources to divest or otherwise monetize the non-renal assets. Furthermore, the Aduro CVRs are unsecured obligations of us and all payments under the Aduro CVRs, all other obligations under the CVR Agreement and the Aduro CVRs and any rights or claims relating thereto may be subordinated in right of payment to the prior payment in full of all current or future senior obligations of us.

The tax treatment of the Aduro CVRs is unclear.

The U.S. federal income tax treatment of the Aduro CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments under, the Aduro CVRs, and there can be no assurance that the IRS would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the Aduro CVRs.

For example, Aduro did not report the issuance of the Aduro CVRs as a current distribution of property with respect to its common stock, but it is possible that the IRS could assert that Aduro CVR recipients are treated as having received a distribution of property equal to the fair market value of the Aduro CVRs on the date the CVRs are distributed, which could be taxable to such recipients without the corresponding receipt of cash. In addition, it is possible that the IRS or a court could determine that the issuance of the Aduro CVRs (and/or any payments thereon) and the reverse stock split constitute a single “recapitalization” for U.S. federal income tax purposes with the Aduro CVRs constituting taxable “boot” received in such recapitalization exchange. In such case, the tax consequences of the Aduro CVRs and the reverse stock split would differ from those described in the Aduro Merger proxy statement, including with respect to the timing and character of income.

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

We will incur significant legal, accounting and other expenses as a public company that we did not incur as a private company, including costs associated with public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management team consists, among others, of the executive officers of Private Chinook prior to the Aduro Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements and Policies

Termination of Written Stock Selling Plan

On June 6, 2023, Michelle Griffin, a director on the Company’s board of directors, terminated a pre-arranged written stock sale plan previously adopted on March 8, 2023 in accordance with Rule 10b5-1, or the Griffin Rule 10b5-1 Plan, under the Exchange Act for the sale of up to 40% of net vested common shares from an RSU vesting as May 26, 2023. The Griffin Rule 10b5-1 Plan was entered into during an open trading window in accordance with our insider trading policy and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On June 5, 2023, Eric Bjerkholt, our Chief Financial Officer, terminated a pre-arranged written stock sale plan previously adopted on January 4, 2023 in accordance with Rule 10b5-1, or the Bjerkholt Rule 10b5-1 Plan, under the Exchange Act for the sale of up to 10,000 shares of our common stock. The Bjerkholt Rule 10b5-1 Plan was entered into during an open trading window in accordance with our insider trading policy and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On June 5, 2023, Andrew King, our Chief Scientific Officer, terminated a pre-arranged written stock sale plan previously adopted on December 2, 2022 in accordance with Rule 10b5-1, or the King Rule 10b5-1 Plan, under the Exchange Act for the sale of up to 25,000 shares of our common stock. The King Rule 10b5-1 Plan was entered into during an open trading window in accordance with our insider trading policy and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1*	Agreement and Plan of Merger, dated as of June 11, 2023, by and among Chonook Therapeutics, Inc., Novartis AG and Cherry Merger Sub Inc.	8-K	001-37345	2.1	6/12/2023

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, dated June 14, 2023					X

10.1	Amended and Restated 2015 Equity Incentive Plan					X

31.1	Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

31.2	Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rules 13A-14(A) and 15D-14(A).					X

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)					X

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish to the SEC copies of any such schedules upon request.

** The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chinook Therapeutics, Inc.
Date: August 7, 2023	By:	/s/ Eric L. Dobmeier
Eric L. Dobmeier
President and Chief Executive Officer
(principal executive officer)

Chinook Therapeutics, Inc.
Date: August 7, 2023	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(principal financial and accounting officer)